Form 10QSB
period 1996-03-31
GRILL CONCEPTS INC
filed 1996-05-10
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________ to ____________.


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
                              --------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                   13-3319172
           --------                                   ----------
(State or other  jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)
(IRS Employer Identification No.)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 820-5559
                                 --------------
                           (Issuer's telephone number)


(Former name,former address and former fiscal year,if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          Yes [x]     No [ ]


     As of May 6, 1996, 12,999,230 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated  Condensed  Balance  Sheets  -
       March  31,  1996  and  December 31,1995................................ 1

     Consolidated Condensed Statements of Operations -
       For the three months ended March 31, 1996
       and March 26, 1995....................................................  3

     Consolidated Condensed Statements of Cash Flows -
       For the three months ended March 31, 1996
       and March 26, 1995....................................................  4

     Notes to Unaudited Consolidated Condensed Financial Statements..........  5

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations..................................  6

PART II - OTHER INFORMATION

Item 5.  Other Information...................................................  8

Item 6.  Exhibits and Reports on Form 8-K....................................  8

SIGNATURES...................................................................  9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)


                                     ASSETS

                                                                            March 31,       December 31,
                                                                              1996             1995
                                                                           -----------       -----------
        Current assets:
           Cash and cash equivalents                                          $334,710          $631,116
           Inventories                                                         161,732           154,898
           Prepaid expenses                                                    769,248           742,419
                                                                           -----------       -----------

              Total current assets                                           1,265,690         1,528,433
                                                                           -----------       -----------

        Property and equipment, at cost                                      6,378,626         6,340,966
           Less:  accumulated depreciation                                  (2,777,702)       (2,603,443)
                                                                           -----------       -----------

              Property and equipment, net                                    3,600,924         3,737,523
                                                                           -----------       -----------

        Other assets:
           Goodwill                                                          1,985,968         2,003,144
           Liquor licenses, net                                                665,506           658,569
           Other                                                                75,970           104,143
                                                                           -----------       -----------

              Total other assets                                             2,727,444         2,765,856
                                                                           -----------       -----------

        Total assets                                                       $ 7,594,058       $ 8,031,812
                                                                           ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
                                   (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                             March 31,       December 31,
                                                                               1996               1995
                                                                           -----------       -----------
   Current liabilities:
      Accounts payable                                                        $814,843        $1,038,440
      Accrued expenses                                                         846,238           988,258
      Current portion of long-term debt                                        448,500           450,386
                                                                           -----------       -----------

        Total current liabilities                                            2,109,581         2,477,084
                                                                           -----------       -----------

   Long-term debt, net of current                                            1,243,890         1,325,926
                                                                           -----------       -----------

   Shareholders' equity:
      Preferred stock, $1 par value;
         authorized 1,000,000 shares;
         none issued and outstanding
      Common stock, $.00001 par value;
         20,000,000 shares authorized;
         shares issued and outstanding
         12,999,230.                                                               130               130

      Capital in excess of par value                                         6,726,081         6,726,081
      Accumulated deficit                                                   (2,485,624)       (2,497,409)
                                                                           -----------       -----------

        Shareholder's equity                                                 4,240,587         4,228,802
                                                                           -----------       -----------

   Total liabilities and shareholders' equity                               $7,594,058        $8,031,812
                                                                           -----------       -----------

   The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                        Three Months Ended
                                                                                   March 31,           March 26,
                                                                                      1996               1995
                                                                                  -----------         ----------
         Sales                                                                     $5,245,779         $4,520,155

         Cost of sales                                                              1,346,127          1,216,618
                                                                                   ----------         ----------

         Gross profit                                                               3,899,652          3,303,537
                                                                                   ----------         ----------

         Costs and expenses:
            Restaurant operating expenses                                           3,186,801          2,659,664
            General and administrative                                                470,934            378,642
            Depreciation and amortization                                             191,435            162,642
            Amortization of preopening expenses                                          --                4,043
                                                                                  -----------        -----------

                  Total operating expenses                                          3,849,170          3,204,991
                                                                                   ----------         ----------

         Income from operations                                                        50,482             98,546

         Interest expense - net                                                        37,897             35,363
                                                                                   ----------         ----------

         Income before taxes on income                                                 12,585             63,183

         Provision for taxes on income                                                    800                800
                                                                                  -----------        -----------

         Net income                                                                   $11,785            $62,383
                                                                                   ==========         ==========

         Net income per share                                                           $0.00              $0.01
                                                                                   ==========         ==========

         Average weighted shares outstanding                                       12,999,230          9,848,647
                                                                                   ----------         ----------

   The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                       Three Months Ended
                                                                                 March 31,             March 26,
                                                                                   1996                  1995
                                                                                -----------          -----------
         Cash flows from operating activities:
            Net income (loss)                                                       $11,785              $62,383
            Adjustments to reconcile net income to
               net cash provided by (used in) operating activities:
            Depreciation and amortization                                           191,435              166,685
            Changes in operating assets and liabilities:
               Inventories                                                           (6,834)               6,946
               Prepaid expenses                                                     (26,829)             179,506
               Other Assets                                                          21,236              (14,321)
               Accounts payable                                                    (223,597)             202,474
               Accrued liabilities                                                 (142,020)            (177,040)
                                                                                -----------          -----------

                  Net cash provided by (used in) operating activities              (174,824)             426,633
                                                                                -----------          -----------


         Cash flow from investing activities:
            Additions to furniture, equipment and improvements                      (37,660)                  --
            Net cash acquired through purchase of business                               --            1,105,707
                                                                                -----------          -----------

               Net cash provided by (used in) investing activities                  (37,660)           1,105,707
                                                                                 ----------          -----------

         Cash flows from financing activities:
            Payments on long-term debt                                              (83,922)             (10,693)
                                                                                -----------          -----------

              Net cash (used in) financing activities                               (83,922)             (10,693)
                                                                                -----------          -----------

         Net increase/decrease in cash and cash equivalents                        (296,406)           1,521,647

         Cash and cash equivalents, beginning of period                             631,116              191,242
                                                                                -----------          -----------

         Cash and cash equivalents, end of period                                  $334,710           $1,712,889
                                                                                ===========          ===========

         *Net cash acquired through purchase of business
            Working capital, other than cash                                                            $192,074
            Furniture, equipment and improvements                                                     (1,348,853)
            Excess of cost over net assets acquired                                                   (1,582,297)
            Other assets                                                                                (519,217)
            Long-term debt                                                                                15,000
            Fair value of stock exchanged                                                              4,349,000
                                                                                                     -----------
               Net cash acquired                                                                      $1,105,707

         Supplemental cash flow information: Cash paid during the year for:
                Interest                                                            $40,862              $43,434
               Income taxes                                                         $13,300                 $800

   The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   INTERIM FINANCIAL PRESENTATION

     The interim financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 31, 1995. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 29, 1996.

2.   BUSINESS AND ORGANIZATION

     On March 3, 1995, pursuant to an exchange agreement previously entered into by Magellan Restaurant Systems, Inc. (Magellan) and Grill Concepts, Inc.
     (GCI), GCI became a wholly owned subsidiary of Magellan. Immediately following the exchange, the name of Magellan was changed to Grill Concepts, Inc., a Delaware corporation, and now is the Company.

     All of GCI's common stock was exchanged for 8,500,000 shares of Magellan Common Stock. As a result, following the Exchange, holders of GCI common stock controlled 63% of the outstanding common stock of the Company, and for accounting purposes the acquisition has been treated as a recapitalization of GCI with GCI as the acquiror. The transaction was therefore accounted for as a purchase under the "reverse acquisition" method. The resulting goodwill is being amortized over 30 years.

     As a result of the above, these interim statements include the accounts of GCI and Magellan on a consolidated basis for 1996. The Statement of Operations for 1995 includes the operations of GCI for the entire 13 week period and the operations of Magellan for only the 3 week period between March 3, 1995 and March 26, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Material  Changes in Results of Operations  for the Three Months Ended March 31,
1996 as Compared to the Three Months Ended March 26, 1995.
- - --------------------------------------------------------------------------------

     Due to the Exchange explained in the Notes to Unaudited Consolidated Condensed Financial Statements, the results of operations for the 13 week period ended March 31, 1996 include all operations of Grill Concepts Inc., including six Daily Grill restaurants and three Pizzeria Uno Restaurants on the east coast. The 1995 results include the operations of six Daily Grill Restaurants for all 13 weeks and the operations for a three week period of the Pizzeria Uno Restaurants.

     The Company's revenues for the three month period increased 16.1% to $5,246,000 from $4,520,000 for the same period in 1995. The increase in revenues was primarily attributable to the added period of time the Pizzeria Uno Restaurants are included in 1996. During the period, the Daily Grill restaurants experienced a 4% reduction in sales when compared to the 1995 first quarter.

     While revenues increased by 16.1% in the 1996 quarter, when compared to the same period in 1995, cost of sales increased only $130,000 (10.6%) and decreased as a percentage of sales from 26.9% to 25.7%. The Pizzeria Uno Restaurants produced a nearly similar cost of sales of 24.3% in 1996 versus 24.4% in the 1995 period. Daily Grill restaurant costs decreased from 27.0% to 26.7% of sales. This can be attributed to slight price increases, but more importantly results from continued control and monitoring of food and beverage costs. As a result, gross profit increased 18.0% from $3,304,000 (73.1% of sales) in 1995 to $3,900,000 (74.3% of sales) in 1996.

     Total operating expenses rose 20.1% to $3,849,000 in 1996, representing 73.4% of sales, from $3,205,000 in the 1995 quarter, 70.9% of sales. The increase in operating expenses was primarily attributable to increased restaurant operating expenses. With sales increasing 16.1% and gross profit increasing 18.0%, restaurant operating expenses increased 19.7% to $3,187,000 in 1996, from $2,660,000 in 1995. As a percentage of sales, restaurant operating expensed increased from 58.8% in the 1995 period, to 60.7% in 1996. This percentage increase is primarily attributable to the addition of the Pizzeria Uno Restaurants which have a higher operating cost, together with a slight increase in the cost percentage for Daily Grills with fixed costs being spread over less sales in 1996 as compared with the 1995 quarter.

     General and administrative expenses increased $92,000 to represent 9.0% of sales in the 1996 period while amounting to 8.4% of sales in the first quarter of 1995. This increase resulted primarily from added corporate costs for the Pizzeria Uno Restaurants included for the full quarter this year, offset by management income from The Grill on the Alley restaurant.

     Net interest expense was comparable between the current and prior year first quarters.

     As a result of the above, the Company reported a net profit of $12,000 compared with a profit in the first quarter of 1995 of $62,000.

Material Changes in Financial Condition, Liquidity, and Capital Resources
- - -------------------------------------------------------------------------

     At March 31, 1996 the Company had negative working capital of $844,000 and a cash balance of $335,000 as compared to negative working capital of $949,000 and a cash balance of $631,000 at December 31, 1995. The increase in working capital and decrease in cash was primarily attributable to reducing payables and accrued liabilities.

     Historically, the Company funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the issuance of warrants and loans/advances from certain of its landlords. At March 31, 1996, GCI had existing bank borrowing of $1,280,000, an SBA Loan of $168,000, loans from stockholders/officers of $84,000, loans/advances from landlords and others of $160,000.

     On April 30, 1995, $1,600,000 of the Company's bank borrowing was termed out over a 5 year period payable in 60 equal monthly installments beginning April 30, 1995, with all remaining principal amounts due on March 31, 2000. Interest is payable monthly at a variable rate equal to the lender's reference rate plus 0.625% (8.87% at March 31, 1996). There is an additional $500,000 line of credit available through November 30, 1996.

     During the current year, the Company expects to utilize a minimum of $1,900,000 to open three additional restaurants.

     While the Company does not expect to incur any costs in connection with the opening of the proposed Daily Grill at LAX, which costs are being funded by CA One, a joint venture partner, and expects to incur limited costs in connection with the acquisition of The Grill, opening of the Irvine, California Daily Grill is anticipated to cost approximately $600,000 and opening of a Daily Grill in Washington, D.C. is anticipated to cost approximately $1.3 million.

     Management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months and to open the LAX and Irvine restaurants. In order to fund the opening of the Washington, D.C. Daily Grill the Company will require, and intends to raise, additional capital through the issuance of debt or equity securities. The Company presently has no commitments in that regard.


Impact of Inflation
- - -------------------

     To date, inflation has not been a major factor in the Company's business. There can be no assurances, however, that this will continue to be the case. To the extent that it is commercially feasible, menu prices will be adjusted for increases in food and labor costs when appropriate.

                           PART II - OTHER INFORMATION


ITEM. 5. OTHER INFORMATION

     On April 1, 1996, the Company consummated the acquisition of 100% of the common stock of EMNDEE, Inc. ("EMNDEE") pursuant to a share exchange. The Company issued an aggregate of 432,735 shares of common stock in exchange for the stock of EMNDEE. EMNDEE is the general partner of, and holds a 50.91% interest in, The Grill Limited Partnership, a California limited partnership (the "Grill Partnership"), which owns and operates The Grill on the Alley ("The Grill").

     Subsequently, the Company consummated the acquisition of 100% of the common stock of The Grill on the Alley, Inc. ("Grill, Inc."). Grill, Inc. is a partner, and holds the remaining 49.09% interest, in the Grill Partnership. The Company issued an aggregate of 417,265 shares of common stock in exchange for the stock of Grill, Inc.

     The Grill is an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Company's Daily Grill restaurants.

     The Company's principal shareholders and directors (Robert Spivak, Michael Weinstock, and Richard Shapiro) controlled and were the principal stockholders of EMNDEE. Commencing in 1995, the Company has provided management services to The Grill in exchange for a management fee in an amount equal to 5% of the revenues of The Grill. Previously, Robert Spivak, the Company's president, provided management services on his own behalf to The Grill and received a salary from The Grill.

     The Company's outside directors negotiated the terms of the acquisition of EMNDEE as well as the terms of the acquisition of the remaining partnership interests in the Grill Partnership. Messrs. Spivak, Weinstock, and Shapiro abstained from voting with respect to approval of the acquisition of The Grill.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits

             None

     (b) Reports on Form 8-K

             None

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL CONCEPTS, INC.

Dated:  May 8, 1996                    By: /s/ Robert Spivak
                                           Robert Spivak, President and C.E.O.


Dated:  May 8, 1996                    By: /s/ Ben Sumner
                                           Ben Sumner, Chief Financial Officer
                                           and Accounting Officer