Form 10QSB
period 1996-06-30
GRILL CONCEPTS INC
filed 1996-08-20
CIK 895041

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from       to       .


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
        (Exact name of small business issuer as specified in its charter)


              Delaware                                13-3319172
- ---------------------------------          ---------------------------------
 (State or other jurisdiction of           (IRS Employer Identification No.)
  incorporation or organization)



        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
       -------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 820-5559
                           (Issuer's telephone number)


           -----------------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


     As of August 9, 1996 13,849,230 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                             ----------------------

                                      INDEX


                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION                                           -------

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets - June 30, 1996 and
           December 31, 1995............................................... 1

           Consolidated  Condensed Statements of Operations -
           For the three months and six months ended
           June 30, 1996 and June 25, 1995................................. 3

           Consolidated  Condensed Statements of Cash Flows -
           For the six months ended June 30, 1996 and June 25, 1995........ 4

           Notes to Unaudited Consolidated Condensed Financial
           Statements...................................................... 5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................. 8

PART II - OTHER INFORMATION

   Item 4.  Submission of Matters to Vote of Security Holders..............11

   Item 6.  Exhibits and Reports on Form 8-K...............................11

SIGNATURES.................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)


                                     ASSETS


                                          June 30,                 December 31,
                                            1996                       1995
                                         ----------               --------------

   Current assets:
    Cash and cash equivalents            $1,788,528                   $631,116
    Receivables                              38,338
    Inventory                               213,407                    154,898
    Prepaid expenses                        675,535                    742,419
                                         ----------                   --------

         Total current assets             2,715,808                  1,528,433
                                          ---------                  ---------

Property and equipment, at cost           7,211,289                  6,340.966
 Less:  accumulated depreciation         (2,908,153)                (2,603,443)
                                         -----------                -----------
      Property and equipment, net         4,303,136                  3,737,523
                                         ----------                  ---------

Other assets:
  Goodwill                                1,968,792                  2,003,144
  Liquor license, net                       702,676                    658,569
  Other                                     181,191                    104,143
                                          ---------                 ---------

         Total other assets               2,852,659                  2,765,856
                                         ----------                  ---------

Total assets                             $9,871,603                 $8,031,812
                                         ==========                 ==========





     The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                   (Continued)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                            June 30,                December 31,
                                              1996                      1995
                                         -----------                ------------
Current liabilities:
   Accounts payable                        $943,131                  $1,038,440
   Accrued expenses                         896,339                     988,258
   Current portion of long term debt        450,969                     450,386
                                         -----------                ------------

      Total current liabilities           2,290,439                   2,477,084
                                         -----------                ------------

Long-term debt, net of current            1,129,585                   1,325,926
                                         -----------                ------------

Shareholders' equity:
   Preferred stock,  $.001 par value
     authorized 1,000,000 shares;
   Shares issued and outstanding
     none in 1995, 1500 in 1996                   2

   Common stock, $.00001 par value:
     20,000,000 shares authorized:
     shares issued and outstanding:
     12,999,230 in 1995 and
     13,849,230 in 1996                         138                         130

Capital in excess of par value            9,031,071                   6,726,081
    Accumulated deficit                  (2,579,632)                ( 2,497,409)
                                         -----------                ------------

     Shareholder's equity                 6,451,579                   4,228,802
                                         -----------                ------------
Total liabilities and
    shareholder's equity                 $9,871,603                  $8,031,812
                                         ===========                 ===========


     The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES



           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)





                                       Three Months Ended             Six Months Ended
                                      --------------------            ----------------

                                         June         June 25,      June 30        June 25
                                         1996           1995         1996            1995
                                      ----------     ----------     -------        ---------

Sales                                 $5,691,606     $5,385,837   $10,937,385      $9,905,992

Cost of sales                          1,546,185      1,452,721     2,892,312       2,669,339
                                      ----------     ----------   -----------      ----------

Gross profit                           4,145,421      3,933,116     8,045,073       7,236,653
                                      ----------     ----------   -----------      ----------
  Costs and expenses:
  Restaurant operating expenses        3,580,099      3,308,517     6,766,900       6,046,079
  General and administrative             440,217        396,973       911,151         697,747
  Depreciation and amortization          186,552        187,585       377,987         350,227
  Amortization of preopening expenses       -              -              -             4,043
                                      ----------     ----------   -----------      ----------
Total operating expenses               4,206,868      3,893,075     8,056,038       7,098,096
                                      ----------     ----------   -----------      ----------

Income (loss) from operations            (61,447)        40,041       (10,965)        138,557
                                      ----------     ----------   -----------      ----------

Interest expense, net                     32,561         28,661       70,458           64,024
                                      ----------     ----------   -----------      ----------

Income (loss) before taxes on income     (94,008)        11,380      (81,423)          74,533

Provision for taxes on income              -              -              800              800
                                      ----------     ----------   -----------      ----------

Net income (loss)                       ($94,008)       $11,380      (82,223)         $73,733
                                      ==========     ==========   ===========      ==========

Net income (loss) per share               ($0.01)         $0.00       ($0.01)           $0.01
                                      ==========     ==========   ===========      ==========

Average weighted shares outstanding   13,653,076     13,613,621    13,326,153      11,731,134
                                      ==========     ==========   ===========      ==========


The accompanying notes are an integral part of these financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)


                                                                           Six Months Ended
                                                                           ----------------
                                                                      June 30,           June 25,
                                                                        1996               1995
                                                                     ---------         ----------
Cash flows from operating activities:
      Net income (loss)                                              ($82,223)           $73,733
      Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
           Depreciation and amortization                              371,507            354,270
           Changes in operating assets and liabilities
               Inventories                                             (9,041)           (24,070)
               Prepaid expenses                                        32,049            (22,116)
               Other assets                                           (31,027)             6,113
               Accounts payable                                      (153,793)            97,295
               Accrued liabilities                                   (199,371)           (18,535)
                                                                   -----------        -----------
           Net cash provided by (used in) operations                 ( 71,899)           466,690
                                                                   -----------        -----------

Cash flows from investing activities:
      Additions to furniture, equipment and
         improvements                                                (397,084)          (127,756)
      Net cash acquired through purchase of business                  337,153          1,105,707
                                                                   -----------        -----------
       Net cash provided by (used in) investing activities           ( 59,931)           977,951
                                                                   -----------        -----------

Cash flows from financing activities:
      Proceeds from issue of Preferred Stock                        1,455,000
      Proceeds from issue of long-term debt                                              178,700
      Payments on long-term debt                                     (195,758)           (55,239)
      Payments of shareholder's loan                                                    (150,000)
                                                                   -----------        -----------
        Net cash provided by (used) in financing activities         1,259,242            (26,539)
                                                                   -----------        -----------

      Net increase in cash and cash equivalents                     1,127,412          1,418,102
Cash and cash equivalents, Beginning of period                        631,116            191,242
                                                                   -----------        -----------
Cash and cash equivalents, End of period                           $1,758,52          $1,609,344
                                                                   ===========        ===========

*Net cash acquired through purchase of business
      Working capital, other than cash                                $16,168           $505,591
      Furniture, equipment and improvements                          (473,239)        (1,348,853)
      Excess of cost over net assets acquired                                         (1,895,814)
      Other assets                                                    (55,776)          (519,217)
      Long-term debt                                                                      15,000
      Fair value of stock exchanged                                   850,000          4,349,000
                                                                   -----------        -----------
        Net cash acquired                                            $337,153         $1,105,707
                                                                   -----------        -----------

Supplemental cash flow information:
      Cash paid during the year for:
        Interest                                                     $104,935           $118,476
        Income taxes                                                     $800               $800



The accompanying notes are an integral part of these financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

     The unaudited interim consolidated financial statements as of June 30, 1996 and for the six months ended June 30, 1996 and June 25, 1995 have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods presented and financial position at such date. The current period results of operations are not necessarily indicative of results which utimately will be reported for the full year ending December 29, 1996.

     The December 31, 1995 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interm financial statement and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form10-KSB dated December 31, 1995.

2.   BUSINESS AND ORGANIZATION

     On March 3, 1995, pursuant to an exchange agreement previously entered into by Magellan Restaurant Systems, Inc. (Magellan) and Grill Concepts, Inc.
     (GCI), GCI became a wholly owned subsidiary of Magellan. Immediately following the exchange, the name of Magellan was changed to Grill Concepts, Inc., a Delaware corporation, and now is the Company.

     All of GCI's common stock was exchanged for 8,500,000 shares of Magellan Common Stock. As a result, following the Exchange, holders of GCI common stock controlled 63% of the outstanding common stock of the Company, and for accounting purposes the acquisition has been treated as a recapitalization of GCI with GCI as the acquiror. The transaction was therefore accounted for as a purchase under the "reverse acquisition" method. The resulting excess of cost over net assets acquired will be amortized over 30 years.

     As a result of the above, these interim statements include the accounts of GCI and Magellan on a consolidated basis for 1996. The Statement of Operations for 1995 includes the operations of GCI for the entire 26 week period and the operations of Magellan for only the 16 week period between March 3, 1995 and June 25, 1995.

     The operations of Tailgators are not included in 1996 since it was closed.

     The second quarter of 1996 includes the accounts of "The Grill". See note 4 below.


3.   SHAREHOLDER'S EQUITY

     During the quarter ended June 30, 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock to an offshore invester pursuant to Regulation S under the Securities Act of 1933, as amended. The preferred shares are convertable at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion; provided, however, that conversion shall be prohibited during periods where the reported short interest in the Company's common stock exceeds 200% of the average daily trading volume and provided, further, that the conversion price shall in no event be less than $1.125 per share. In the event conversion is precluded for a period of 30 days as a result of the fixed floor on conversion price, the Company will have 15 days to redeem the preferred shares at 110% offering price or, in the alternative, permit conversion at the then applicable price without regard to the floor on conversion price. The preferred shares are entitled to receive a 10% cumulative dividend payable semi-annually until the preferred shares are either redeemed or converted. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price.

     In connection with the offshore placement of the Series A Convertible Preferred Shares, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant provided that the closing bid price of the Company's common stock has equaled or exceeded $4.50 per share for 20 trading days.

4.   ACQUISITION OF THE GRILL

     On April 1, 1996, the Company acquired 100% of the common stock of EMNDEE, Inc. ("EMNDEE") pursuant to a share exchange. The Company issued an aggregate of 432,735 shares of common stock in exchange for the stock of EMNDEE. EMNDEE was the general partner of, and held a 50.91% interest in, The Grill Limited Partnership, a California limited partnership (the "Grill Partnership"), which owned and operated The Grill on the Alley (the "Grill"), an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Company's Daily Grill restaurants.

     On April 22, 1996, the Company consummated the acquisition of 100% of the common stock of The Grill on the Alley, Inc. ("Grill, Inc."). Grill, Inc. is a partner, and held the remaining 49.09% interest, in the Grill Partnership. The Company issued an aggregate of 417,265 shares of common stock in exchange for the stock of Grill, Inc.

     The Company's principal shareholders and directors (Robert Spivak, Michael Weinstock and Richard Shapiro) controlled and were the principal shareholders of EMNDEE. From 1995 through the date of acquisition, the Company provided management services to The Grill in exchange for a management fee in an amount equal to 5% of the revenues of The Grill.

5.   PROPOSED ACQUISITION OF HAMBURGER HAMLET

     In July of 1996, the Company submitted a proposal to acquire selected assets constituting all of the remaining operations of Hamburger Hamlet Restaurants, Inc. ("Hamburger Hamlet"). Hamburger Hamlet, and its predecessors, has operated high end casual dining restaurants since 1950. The operations of Hamburger Hamlet were acquired by the then management of the company in a leveraged buyout in 1988 and in 1991 Hamburger Hamlet completed an initial public offering. In 1996, Hamburger Hamlet filed bankruptcy and closed 12 unprofitable restaurants, all of which had been opened since the leveraged buyout.

     Pursuant to the Company's proposal, the Company has offered to acquire the remaining 19 Hamburger solely from 50% of annual earnings before interest, taxes, depreciation and amortization ("EBITDA") attributable to the acquired restaurants to the extent EBITDA exceeds $2.5 million, not to exceed Hamlet restaurants for (i) $8.5 million in cash (ii) 500,000 warrants exercisable for three years at a price equal to 105% of the price of the Company's common stock at the closing of the acquisition, and (iii) a non-interest bearing performance note (the "Performance Note") in the amount of $3.2 million payable $750,000 per year (or, at the option of Hamburger Hamlet, $3.0 million from 50% of annual EBITDA in excess of $2.5 million without the $750,000 annual cap).

     Management of Hamburger Hamlet has submitted a plan of reorganization based on acceptance of the Company's offer. Additionally, the secured creditors of Hamburger Hamlet have agreed in principal to approve the Company's offer. The general creditors of Hamburger Hamlet have, in prior discussions, rejected the Company's offer. Consummation of the acquisition of the Hamburger Hamlet restaurants is subject to a number of contingencies, including completion of a definitive documents, further due diligence, approval of the plan by the creditors and the bankruptcy court and arrangement of satisfactory financing.

              PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                         FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                               Grill                           Proforma         Proforma

                                           Concepts, Inc.      The Grill      Adjustments       Combined
                                          ---------------      ---------      -----------       --------
Sales                                        $10,123,258      $1,669,422                         $11,792,680

Cost of sales                                  2,636,932         523,427                         3,160.359
                                          ---------------     ----------                       -----------

Gross profit                                   7,486,326       1,145,995                         8,632,321
                                          ---------------     ----------                       -----------


  Restaurant operating expenses                6,372,334         841,333                         7,213,667
  General and administration                     927,229          76,226      ($38,603) <F2>
                                                                                 38603  <F2>     1,003,455
  Depreciation and amortization                  357,369           6,480         9,456  <F1>       373,305
                                          ---------------     -----------    --------------    -----------
        Total operating expenses               7,656,932         924,039         9,456           8,590,427
                                          ---------------     -----------    --------------    -----------



Income (loss) from operations                   (170,606)        221,956         9,456              41,894
Interest (income)/expense                         74,863         ( 7,838)         -.-               67,025
                                          ---------------     -----------    --------------    -----------

Income (loss) before income taxes               (245,469)        229,794         9,456             (25,131)
Taxes on income                                      800            -.-                                800
                                          --------------      -----------    --------------    -----------

Net income (loss)                              ($246,269)       $229,794        $9,456            ($25,931)
                                          ==============      ===========    ===========       ===========

Net income (loss) per share                                                                         ($0.00)

Weighted average shares outstanding                                                             13,326,153

                                         FOR THE SIX MONTHS ENDED JUNE 25, 1995

                                               Grill                           Proforma         Proforma
                                           Concepts, Inc.      The Grill      Adjustments       Combined
                                          ---------------      ---------      -----------       --------

Sales                                         $9,905,992      $1,330,267                       $11,236,259
Cost of sales                                  2,669,339         407,882                         3,077,221
                                          ---------------     ----------                       -----------
Gross profit                                   7,236,653         922,385                         8,159,038
                                          ---------------     ----------                       -----------

  Restaurant operating expenses                6,046,079         753,721                         6,799,800
  General and administration                     697,747          69,495       (19,038) <F2>
                                                                                19,038 <F2>        767,242
  Depreciation and amortization                  354,270           5,668        18,912 <F1>        378,850
                                          --------------      -----------     -----------      -----------
        Total Operating expenses               7,098,096         828,884        18,912           7,945,892
                                          --------------      -----------     -----------      -----------

Income from operations                           138,557          93,501        18,912             213,146
Interest expense, net                             64,024             232                            64,256
                                          --------------      -----------     ----------       -----------

Income before income taxes                        74,533          93,269        18,912             148,890
Taxes on income                                      800           4,000                             4,800
                                          --------------       ----------     -----------      -----------

Net income/(loss)                                $73,733      $    89,269      $18,912            $144,090
                                          ==============      ===========     ===========      ===========

Net income per share                                                                                 $0.01
                                                                                                     =====
Weighted average shares outstanding                                                             13,613,621

                                                                                               ===========
<F1>      To record depreciation on increased value of property and equipment due to purchase price accounting.
<F2>      To eliminate inter-company management fee to Grill Concepts.

                                       7

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AS COMPARED TO THE SIX MONTHS ENDED JUNE 25, 1995.

Due to the Exchange explained in the Notes to Unaudited Consolidated Condensed Financial Statements the results of operations for the 26 week period ended June 30, 1996 include the operations of six Daily Grill Restaurants, three Pizzeria Uno units of the Magellan group. The Grill restaurant for the second quarter of 1996, and exclude the operations of Tailgators which was closed. Tailgators was a sports themed restaurant formerly operated by Magellan.

The Company's revenues for the six month period increased 10.4% to $10,937,000 from $9,906,000 for the same period in 1995. The increase of $1,031,000 is primarily a result of added sales by the inclusion of the Pizzeria Uno restaurants for the entire six months this year and the addition of The Grill restaurant in the second quarter this year, offset by the elimination of the Tailgator restaurant. Comparable store sales year to year decreased 3.3%.

While revenues increased by 10.4% in the 1996 six month period when compared with the similar period in 1995, cost of sales increased only 8.4% and decreased as a percentage of sales from 26.9% to 26.4%. The consolidated cost of sales percentage increased during the second quarter to 27.2% as compared with 27% in the second quarter of 1995. The increase in cost of sales as a percentage of sales during the second quarter was attributable to the acquisition of The Grill which has historically experienced a 31% cost of sales as compared to approximately 27% cost of sales for Daily Grill. This higher cost of sales at The Grill is offset by lower labor cost at The Grill.

As a result, gross profit increased 11.2% from $7,237,000 (73.1% of sales) in 1995 to $8,045,000 (73.6% of sales) in 1996.

Restaurant operating expenses increased to $6,767,000 (61.9% of sales) in 1996 from $6,046,000 (61.0% of sales) in 1995. This percentage increase primarily results from the inclusion of the Pizzeria Uno restaurants for the full six months in 1996 since they typically produce a higher restaurant expense percentage.


General and administrative expenses increased 30.6% to represent 8.3% of sales in the 1996 six month period while amounting to 7.0% of sales in the 1995 six month period. This increase occurred as a result of and at the time of the Exchange in March 1995 and represents increased executive and office salaries and increased insurance costs.

Net interest expense was approximately the same in each of the six month periods representing 0.6% of sales.

The acquisition of The Grill in April, 1996 is expected to contribute both sales and store level income to the Company helping to absorb part of existing overhead. On a pro forma basis, assuming consummation of the The Grill purchase at December 26, 1994, the combined operations of Grill Concepts and The Grill produced a net loss of $26,000 during the first half of 1996 as compared to net income of $144,000 for the first six months of 1995. During such periods, The Grill on a stand alone basis, reported a 25% increase in revenues from $1,330,000 in 1995 to $1,669,000 in 1996 and, a 24% increase in gross profit from $922,000 in 1995 to $1,146,000 in 1996.

The increase in sales of The Grill is attributable, in part, to the fact that in July of 1995, The Grill began opening for Sunday evening business. Additionally, in the past year, The Grill has been featured in several magazines plus was inducted into the "Fine Dining Hall of Fame" which has increased guest counts and resulting sales. The Grill operating expenses increased from $828,000 (62.3% of sales in 1995) to $924,000 (55.4% of sales in 1996). This decreased expense percentage resulted from the spreading of fixed costs over significantly higher sales volume. As a result of the foregoing, The Grill, on a stand-alone basis, reported a net income of $230,000 for the first six months of 1996 as compared to a net income of $89,000 for the first six months of 1995.

     .

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996 the Company had working capital of $425,000 and a cash balance of $1,788,000 as compared to negative working capital of $949,000 and a cash balance of $631,000 at December 31, 1995. The increase in working capital and cash was primarily attributable to the cash received from the sale of preferred stock.

Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the issuance of warrants and loans and tenant allowances from certain of its landlords. At June 30,1996, GCI had existing bank borrowing of $1,173,000, an SBA loan of $165,000, loans from stockholders/officers of $84,000, loans/advances from landlords and others of $159,000.

During the quarter ended June 30, 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the commn stock for the five trading days preceding notice of conversion, subject to certain floors and limitations on conversion. The preferrred shares are entitled to receive a 10% cumulative dividend payable semi-annually until the preferred shares are either redeemed or converted. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price.

In connection with the placement of the Series A Convertable Preferred Shares, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrents are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant provided that the closing bid price of the Company,s common stock has equaled or exceeded $4.50 per share for 20 trading days.

In July of 1996, the Company submitted a proposal to acquire out of bankruptcy selected assets constituting all of the operations of Hamburger Hamlet Restaurants, Inc. ("Hamburger Hamlet"). Hamburger Hamlet, and its predecessors, has operated high end casual dining restaurants since 1950.

Pursuant to the Company's proposal, the Company has offered to acquire 19 Hamburger Hamlet restaurants for (I) $8.5 million in cash (ii) 500,000 warrants excercisable for three years at a price equal to 105% of the price of the
Company's common stock at the closing of the acquisition, and (iii) a non-interest bearing performance note (the "Performance Note") in the amount of $3.2 million payable solely from 50% of annual earnings before interest, taxes, depreciation and amortization ("EBITDA") attributable to the acquired restaurants to the extent EBITDA exceeds $2.5 million, not to exceed $750,000 per year (or, at the option of Hamburger Hamlet, $3.0 million from 50% of annual EBITDA in excess of $2.5 million without the $750,000 annual cap).

Management of Hamburger Hamlet has submitted a plan of reorganization based on acceptance of the Company's offer. Additionally, the secured creditors of Hamburger Hamlet have agreed in principal to approve the Company's offer. The general creditors of Hamburger Hamlet have, in prior discussions, rejected the Company's offer. Consummation of the acquisitin of the Hamburger Hamlet restaurants is subject to a number of contingencies, including completon of definitive documents, further due diligence, approval of the plan by the creditors and the bankruptcy court and the arrangement to satisfactory financing.

Management estimates that consummation of the acquisition of Hamburger Hamlet will require approximately $13 million to fund the cash purchase price, costs of the acquisition, various restaurant improvements and working capital requirements. The Company is presently engaged in efforts to identify funding sources for the Hamburger Hamlet acquisition but has received no commitments to provide such funding to date. Accordingly, there is no assurance that the Company will be successful in its efforts to acquire Hamburger Hamlet.



During the coming year, the Company expects to utilize a minimum of $1,900,000 to open three additional restaurants.

Management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months and to open the LAX , Irvine and Washington, D.C. restaurants.

Impact of Inflation

To date, inflation has not been a major factor in the Company's business. There can be no assurances, however, that this will continue to be the case. To the extent that it is commercially feasible, menu prices will be adjusted for increases in food and labor costs when appropriate.

                           PART II - OTHER INFORMATION

Item. 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

(a) On May 17, 1996, an annual meeting of shareholders of Grill Concepts, Inc. was held.

(b) The following directors were elected (by the votes indicated) at such meeting:

    Robert Wechsler      9,312,041     For   4,288   Against    14,449   Abstain
    Robert Spivak        9,316,041     For     288   Against    14,449   Abstain
    Michael Weinstock    9,316,041     For     288   Against    14,449   Abstain
    Richard Shapiro      9,315,041     For   1,288   Against    14,449   Abstain
    Charles Frank        9,315,041     For   1,288   Against    14,449   Abstain
    Glenn Golenberg      9,314,041     For   2,288   Against    14,449   Abstain

(c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:
    (i) Approval of 1995 Stock Option Plan
       (6,796,409 For, 86,517 Against, 76,973 Abstain).

    (ii)Ratification of appointment of Coopers & Lybrand LLP as the Company's independent certifying accountants (9,111,430 For, 136,121 Against, 83,575 Abstain).

Item. 6   EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits
         Exhibit No.             Description                         Page
         -----------             -----------                         ----

            3.4        Certificate of Designation fixing
                       terms of Series A Preferred Stock
            4.3        Form of Offshore Warrant

     (b) Reports on Form 8-K

             The following Current Reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996:

        (i) Current Report dated April 1, 1996, reporting under Item 2 the acquisition of The Grill, including (by amendment) audited financial statements of The Grill for the year ended December 31, 1995.
                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                   GRILL CONCEPTS

Dated:  August 13, 1996                 By: /s/ ROBERT SPIVAK
                                            -----------------
                                            Robert Spivak, President and C.E.O.

Dated:  August 13, 1996                 By: /s/ BEN SUMNER
                                            --------------
                                            Ben Sumner, Chief Financial Officer
                                            and Accounting Officer

                                  Exhibit 4.3

                                  Exhibit A

THIS WARRANT AND THE SHARES OF COMMON STOCK OF GRILL CONCEPTS, INC. TO BE ISSUED UPON ANY EXERCISE OF THE WARRANT HAVE NOT BEEN REGISTERED UNDER THE UNITED STATES SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND THIS WARRANT MAY NOT BE EXERCISED BY OR ON BEHALF OF ANY U.S. PERSON (AS DEFINED IN REGULATION S UNDER THE SECURITIES ACT) UNLESS REGISTERED UNDER THE SECURITIES ACT OR AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE. IT IS THE RESPONSIBILITY OF ANY INVESTOR PURCHASING THE SECURITIES REPRESENTED HEREBY TO SATISFY ITSELF AS TO FULL OBSERVANCE OF THE LAWS OF ANY RELEVANT TERRITORY
OUTSIDE THE UNITED STATES IN CONNECTION WITH ANY SUCH PURCHASE, INCLUDING OBTAINING ANY REQUIRED GOVERNMENTAL OR OTHER CONSENTS AND OBSERVING ANY OTHER APPLICABLE REQUIREMENTS.


                                     WARRANT

                               to Purchase Shares

                                       of

                         Common Stock (.00001 par value)

                                       of

                               GRILL CONCEPTS INC

                                  June 14, 1996

         This certifies that, for value received, Cameron Capital Management Ltd. ("CCM") and any subsequent transferee pursuant to the terms of the Agreement (as defined below) of even date and this Warrant (each, a "Holder") is entitled to purchase, subject to the provisions of this Warrant, from Grill Concepts, Inc., a Delaware corporation (the "Issuer"), at any time or from time to time on or after the date hereof and on or before June 14, 2001 (the "Expiration Date"), Two Hundred Fifty Thousand (250,000) fully paid and nonassessable shares of common stock, $.00001 par value (the "Common Stock"), of the Issuer at an exercise price equal to US$3.00 per share, subject to adjustment pursuant to the terms hereunder (the "Exercise Price") (such shares of Common Stock and other securities issued and issuable upon exercise of this Warrant, the "Warrant Shares").

     Section 1. Definitions. Except as otherwise specified herein, terms defined herein shall have the meanings assigned to them in the Offshore Warrant Subscription Agreement of even date herewith by and between CCM and the Issuer (the "Agreement").

#45192v2
                                        1

         Section 2.        Exercise of Warrant.

                  (a) Subject to the provisions hereof, this Warrant may be exercised, in whole or in part, but not as to a fractional share, at any time or from time to time on or after the date hereof and on or before the Expiration Date, by presentation and surrender hereof to the Issuer at the address which, in accordance with the provisions of
         Section 9 hereof, is then effective for notices to the Issuer, with the Election to Purchase Form annexed hereto as Schedule One, duly executed and accompanied by payment to the Issuer as further set forth below in this Section 2, for the account of the Issuer, of the Exercise Price for the number of Warrant Shares specified in such form. If this
         Warrant should be exercised in part only, the Issuer shall, upon surrender of this Warrant, execute and deliver a new Warrant evidencing the rights of the Holder hereof to purchase the balance of the Warrant Shares purchasable hereunder. The Issuer shall maintain at its principal place of business a register for the registration of this Warrant and registration of transfer of this Warrant. The Exercise Price for the number of Warrant Shares specified in the Election to Purchase Form shall be payable in United States Dollars by certified or official bank check payable to the order of the Issuer or by wire transfer of immediately available funds to an account specified by the Issuer for that purpose.

               (b) Certificates representing Warrant Shares shall not bear any restrictive legend.

         Section 3. Reservation of Shares; Preservation of Rights of Holder. The Issuer hereby agrees that there shall be reserved for issuance and/or delivery upon exercise of this Warrant, such number of Warrant Shares as shall be required for issuance or delivery upon exercise of this Warrant. The Warrant surrendered upon exercise shall be canceled by the Issuer. After the Expiration Date, no shares of Common Stock shall be subject to reservation in respect of this Warrant. The Issuer further agrees (i) that it will not, by amendment of its Articles of Incorporation or through reorganization, consolidation, merger, dissolution or sale of assets, or by any other voluntary act, avoid or seek to avoid the observation or performance of any of the covenants, stipulations or conditions to be observed or performed hereunder by the Issuer, (ii) promptly to take all action as may from time to time be required in order to permit the Holder to exercise this Warrant and the Issuer duly and effectively to issue shares of its Common Stock or other securities as provided herein upon the exercise hereof, and (iii) promptly to take all action required or provided herein to protect the rights of the Holder granted hereunder against dilution. Without limiting the generality of the foregoing, should the Warrant Shares at any time consist in whole or in part of shares of capital stock having a par value, the Issuer agrees that before taking any action which would cause an adjustment of the Exercise Price so that the same would be less than the then par value of such Warrant Shares, the Issuer shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Issuer may validly and legally issue fully paid and nonassessable shares of such Common Stock at the Exercise Price as so adjusted. The Issuer further agrees that it will not establish a par value for its Common Stock while this Warrant is outstanding in an amount greater than the Exercise Price.


#45192v2
                                        2

         Section 4. Exchange, Transfer, Assignment or Loss of Warrant. Any attempted transfer of this Warrant, the Warrant Shares or any new Warrant not in accordance with this Section shall be null and void, and the Issuer shall not in any way be required to give effect to such transfer. No transfer of this Warrant shall be effective for any purpose hereunder until (i) written notice of such transfer and of the name and address of the transferee has been received by the Issuer, and (ii) the transferee shall first agree in a writing deposited with the Secretary of the Issuer to be bound by all the provisions of this Warrant and the Agreement. Upon surrender of this Warrant to the Issuer by any transferee authorized under the provisions of this Section 4, the Issuer shall, without charge, execute and deliver a new Warrant registered in the name of such transferee at the address specified by such transferee, and this Warrant shall promptly be canceled. The Issuer may deem and treat the registered holder of any Warrant as the absolute owner thereof for all purposes, and the Issuer shall not be affected by any notice to the contrary. Any Warrant, if presented by an authorized transferee, may be exercised by such transferee without prior delivery of a new Warrant issued in the name of the transferee.

         Upon receipt by the Issuer of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Issuer will execute and deliver a new Warrant of like tenor and date. Any such new Warrant executed and delivered shall constitute a separate contractual obligation on the part of the Issuer, whether or not the Warrant so lost, stolen, destroyed or mutilated shall be at any time enforceable by anyone.

         Section 5. Rights of Holder. Neither a Holder nor his transferee by devise or the laws of descent and distribution or otherwise shall be, or have any rights or privileges of, a shareholder of the Issuer with respect to any Warrant Shares, unless and until certificates representing such Warrant Shares shall have been issued and delivered thereto.

         Section 6. Adjustments in Exercise Price and Warrant Shares. The Exercise Price and Warrant Shares shall be subject to adjustment from time to time as provided in this Section 6.

                  (a) If the Issuer is recapitalized through the subdivision or combination of its outstanding shares of Common Stock into a larger or smaller number of shares, the number of shares of Common Stock for which this Warrant may be exercised shall be increased or reduced, as of the record date for such recapitalization, in the same proportion as the increase or decrease in the outstanding shares of Common Stock, and the Exercise Price shall be adjusted so that the aggregate amount payable for the purchase of all Warrant Shares issuable hereunder immediately after the record date for such recapitalization shall equal the aggregate amount so payable immediately before such record date.

                  (b) If the Issuer declares a dividend on Common Stock, or makes a distribution to holders of Common Stock, and such dividend or distribution is payable or made in Common Stock or securities convertible into or exchangeable for Common Stock, or rights

#45192v2
                                        3
         to purchase Common Stock or securities convertible into or exchangeable for Common Stock, the number of shares of Common Stock for which this Warrant may be exercised shall be increased, as of the record date for determining which holders of Common Stock shall be entitled to receive such dividend or distribution, in proportion to the increase in the number of outstanding shares (and shares of Common Stock issuable upon conversion of all such securities convertible into Common Stock) of Common Stock as a result of such dividend or distribution, and the Exercise Price shall be adjusted so that the aggregate amount payable for the purchase of all the Warrant Shares issuable hereunder immediately after the record date for such dividend or distribution shall equal the aggregate amount so payable immediately before such record date.

                  (c) If the Issuer declares a dividend on Common Stock (other than a dividend covered by subsection (b) above) or distributes to holders of its Common Stock, other than as part of its dissolution or liquidation or the winding up of its affairs, any shares of its capital stock, any evidence of indebtedness or any cash or other of its assets (other than Common Stock or securities convertible into or exchangeable for Common Stock), the Holder shall receive notice of such event as set forth in Section 8 below.

                  (d) In case of any consolidation of the Issuer with, or merger of the Issuer into, any other corporation (other than a consolidation or merger in which the Issuer is the continuing corporation and in which no change occurs in its outstanding Common Stock), or in case of any sale or transfer of all or substantially all of the assets of the Issuer, or in the case of any statutory exchange of securities with another corporation (including any exchange effected in connection with a merger of a third corporation into the Issuer, except where the Issuer is the surviving entity and no change occurs in its outstanding Common Stock), the corporation formed by such consolidation or the corporation resulting from such merger or the corporation which shall have acquired such assets or securities of the Issuer, as the case may be, shall execute and deliver to the Holder simultaneously therewith a new Warrant, satisfactory in form and substance to the Holder, together with such other documents as the Holder may reasonably request, entitling the Holder thereof to receive upon exercise of such Warrant the kind and amount of shares of stock and other securities and property receivable upon such consolidation, merger, sale, transfer, or exchange of securities, or upon the dissolution following such sale or other transfer, by a holder of the number of shares of Common Stock purchasable upon exercise of this Warrant immediately prior to such consolidation, merger, sale, transfer, or exchange. Such new Warrant shall contain the same basic other terms and conditions as this Warrant and shall provide for adjustments which, for events subsequent to the effective date of such written instrument, shall be as nearly equivalent as may be practicable to the adjustments provided for in this Section 6. The above provisions of this paragraph (d) shall similarly apply to successive consolidations, mergers, exchanges, sales or other transfers covered hereby.

                  (e) If the Issuer shall, at any time before the expiration of this Warrant, dissolve, liquidate or wind up its affairs, the Holder shall, upon exercise of this Warrant have the right

#45192v2
                                        4
         to receive, in lieu of the shares of Common Stock of the Issuer that the Holder otherwise would have been entitled to receive, the same kind and amount of assets as would have been issued, distributed or paid to the Holder upon any such dissolution, liquidation or winding up with respect to such shares of Common Stock of the Issuer had the Holder been the holder of record of such shares of Common Stock receivable upon exercise of this Warrant on the date for determining those entitled to receive any such distribution. If any such dissolution, liquidation or winding up results in any cash distribution in excess of the Exercise Price provided by this Warrant for the shares of Common Stock receivable upon exercise of this Warrant, the Holder may, at the Holder's option, exercise this Warrant without making payment of the Exercise Price and, in such case, the Issuer shall, upon distribution to the Holder, consider the Exercise Price to have been paid in full and, in making settlement to the Holder, shall obtain receipt of the Exercise Price by deducting an amount equal to the Exercise Price for the shares of Common Stock receivable upon exercise of this Warrant from the amount payable to the Holder. For purposes of this paragraph, the sale of all or substantially all of the assets of the Issuer and distribution of the proceeds thereof to the Issuer's shareholders shall be deemed a liquidation.

                  (f) If an event occurs which is similar in nature to the events described in this Section 6, but is not expressly covered hereby, the Board of Directors of the Issuer shall make or arrange for an equitable adjustment to the number of Warrant Shares and the Exercise Price.

                  (g) The term "Common Stock" shall mean the Common Stock, $.00001 par value, of the Issuer as the same exists at the Closing Date or as such stock may be constituted from time to time, except that for the purpose of this Section 6, the term "Common Stock" shall include any stock of any class of the Issuer which has no preference in respect of dividends or of amounts payable in the event of any voluntary or involuntary liquidation, dissolution or winding up of the Issuer and which is not subject to redemption by the Issuer.

                  (h) The Issuer shall retain a firm of independent public accountants of recognized standing (who may be any such firm regularly employed by the Issuer) to make any computation required under this
         Section 6, and a certificate signed by such firm shall be conclusive evidence of the correctness of any computation made under this Section 6.

                  (i) Whenever the number of Warrant Shares or the Exercise Price shall be adjusted as required by the provisions of this Section 6, the Issuer forthwith shall file in the custody of its secretary or an assistant secretary, at its principal office, and furnish to each Holder hereof, a certificate prepared in accordance with paragraph (h) above, showing the adjusted number of Warrant Shares and the Exercise Price and setting forth in reasonable detail the circumstances requiring the adjustments.

                  (j) Notwithstanding any other provision, this Warrant shall be binding upon and inure to the benefit of any successors and assigns of the Issuer.

#45192v2
                                        5

                  (k) No adjustment in the Exercise Price in accordance with the provisions of this Section 6 need be made if such adjustment would amount to a change in such Exercise Price of less than $.01; provided however, that the amount by which any adjustment is not made by reason of the provisions of this paragraph (k) shall be carried forward and taken into account at the time of any subsequent adjustment in the Exercise Price.

                  (l) If an adjustment is made under this Section 6 and the event to which the adjustment relates does not occur, then any adjustments in accordance with this Section 6 shall be readjusted to the Exercise Price and the number of Warrant Shares which would be in effect had the earlier adjustment not been made.

         Section 7. Taxes on Issue or Transfer of Common Stock and Warrant. The Issuer shall pay any and all documentary stamp or similar issue or transfer taxes payable in respect of the issue or delivery of shares of Common Stock or other securities on the exercise of this Warrant. The Issuer shall not be required to pay any tax which may be payable in respect of any transfer of this Warrant or in respect of any transfers involved in the issue or delivery of shares or the exercise of this Warrant in a name other than that of the Holder and the person requesting such transfer, issue or delivery shall be responsible for the payment of any such tax (and the Issuer shall not be required to issue or deliver said shares until such tax has been paid or provided for).

         Section 8. Notice of Adjustment. So long as this Warrant shall be outstanding, (a) if the Issuer shall propose to pay any dividends or make any distribution upon the Common Stock, or (b) if the Issuer shall offer generally to the holders of Common Stock the right to subscribe to or purchase any shares of any class of Common Stock or securities convertible into Common Stock or any other similar rights, or (c) if there shall be any proposed capital reorganization of the Issuer in which the Issuer is not the surviving entity, recapitalization of the capital stock of the Issuer, consolidation or merger of the Issuer with or into another corporation, sale, lease or other transfer of all or substantially all of the property and assets of the Issuer, or voluntary or involuntary dissolution, liquidation or winding up of the Issuer, or (d) if the Issuer shall give to its stockholders any notice, report or other communication respecting any significant or special action or event, then in such event, the Issuer shall give to the Holder, at least ten days prior to the relevant date described below (or such shorter period as is reasonably possible if ten days is not reasonably possible), a notice containing a description of the proposed action or event and stating the date or expected date on which a record of the Issuer's stockholders is to be taken for any of the foregoing purposes, and the date or expected date on which any such dividend, distribution, subscription, reclassification, reorganization, consolidation, combination, merger, conveyance, sale, lease or transfer, dissolution, liquidation or winding up is to take place and the date or expected date, if any is to be fixed, as of which the holders of Common Stock of record shall be entitled to exchange their shares of Common Stock for securities or other property deliverable upon such event.



#45192v2
                                        6

         Section 9.        Redemption of Warrants.

                  (a) This  Warrant or any New  Warrant  (for  purposes  of this
         Section 9, collectively, the "Warrants") may be redeemed at the option of the Issuer, at a redemption price of $.01 per Warrant Share, on, or at any time after, the third anniversary of the date of issuance provided the closing bid price of the Common Stock as reported on the Nasdaq Stock Market has equaled or exceeded $4.50 (the "Target Price") for the 20 consecutive trading days preceding the date of the notice of redemption.

                  (b) In the event the conditions set forth in Section 9(a) are met, and the Issuer shall desire to exercise its right to redeem the Warrants, it may send via facsimile (with a confirmation) and overnight delivery a notice of redemption to each of the Holders of the Warrants to be redeemed, not later than the 5th day before the date fixed for redemption, at their last address as shall appear on the records of the Warrants. Any notice sent in the manner provided herein shall be conclusively presumed to have been duly given whether or not the Holder receives such notice.

                  (c) The notice of redemption shall specify the (i) the redemption price, (ii) the date fixed for redemption, (iii) the place where the Warrant certificates shall be delivered and the redemption price paid, (iv) that the Issuer will assist each Holder of a Warrant in connection with the exercise thereof and (v) that the right to exercise the Warrant shall terminate at 5:00 P.M. Eastern Time on the business day immediately preceding the date fixed for redemption. The date fixed for the redemption of the Warrants shall be the Redemption Date. An affidavit of the Issuer that notice of redemptions has been sent together with copies of the facsimile confirmation and overnight courier receipt shall, in the absence of fraud, be prima facie evidence of the facts stated therein.

                  (d) Any right to exercise a Warrant shall terminate at 5:00 P.M. Eastern Time on the business day immediately preceding the Redemption Date. On or after the Redemption Date, Holders of the Warrants shall have no further rights except to receive, upon surrender of the Warrant, the Redemption Price.

                  (e) From and after the date specified for redemption, the Issuer shall, at the place specified in the notice of redemption, upon presentation and surrender to the Issuer by or on behalf of the Holder thereof of one or more Warrants to be redeemed, deliver or cause to be delivered to such Holder a sum in cash equal to the redemption price of each such Warrant. From and after the date fixed for redemption and upon the deposit or setting aside by the Company of a sum sufficient to redeem all the Warrants called for redemption, such Warrants shall expire and become void and all rights hereunder and under the Agreement, except the right to receive payment of the redemption price, shall cease.

                  (f) If the shares of the Issuer's Common Stock are subdivided or combined into a greater or smaller number of shares of Common Stock, the Target Prices shall be

#45192v2
                                        7
         proportionally adjusted by the ratio which the total number of shares of Common Stock outstanding immediately prior to such event bears to the total number of shares of Common Stock to be outstanding immediately after such event.

         Section 10. Notices. All communications hereunder, other than those pursuant to Section 9, shall be in writing, and, if sent to the Holder shall be sufficient in all respects if delivered, sent by registered mail, or by facsimile and confirmed to the Holder at:

                  Cameron Capital Management Ltd.
                  10 Cavendish Road
                  Hamilton, Bermuda HM19
                  Attention: Nic Snelling
                  Telephone: 441/295-5455
                  Fax: 441/295-0922

or if to any other Holder, addressed to such Holder at such address as it shall have specified to the Issuer in writing, or, if sent to the Issuer, shall be delivered, sent by registered mail or by facsimile and confirmed to the Issuer at:

                  Grill Concepts, Inc.
                  11661 San Vicente Blvd.
                  Suite 404
                  Los Angeles, CA 90049
                  Attention: Michael Weinstock, Vice Chairman
                  Telephone: (310) 820-5559
                  Facsimile: (310) 820-6530

     Section 10. Governing Law. This Warrant shall be governed by, and interpreted in accordance with, the laws of the State of California.

Dated: June 14, 1996

GRILL CONCEPTS, INC.


By:                    ---------------------------------------------

Name:                  ---------------------------------------------

Title:                 ---------------------------------------------


ATTEST:


                       ---------------------------------------------
                                           , Secretary

#45192v2
                                        8

                                                                    Schedule One


                              ELECTION TO PURCHASE


         The undersigned hereby irrevocably elects to exercise this Warrant and to purchase ______ shares of Grill Concepts, Inc. Common Stock issuable upon the exercise of this Warrant, and requests that certificates for such shares be issued in the name of:


- --------------------------------------------------------------------------------
                                     (Name)


- --------------------------------------------------------------------------------
                                    (Address)


- --------------------------------------------------------------------------------
                (United States Social Security or other taxpayer
                                        identifying number, if applicable)

and, if different from above, be delivered to:


- --------------------------------------------------------------------------------
                                     (Name)


- --------------------------------------------------------------------------------
                                    (Address)

and, if the number of Warrant Shares so purchased are not all of the Warrant Shares issuable upon exercise of this Warrant, that a Warrant to purchase the balance of such Warrant Shares be registered in the name of, and delivered to, the undersigned at the address stated below.


Date: _______________________, 19___

Name of Registered Owner: ------------------------------------------------------

- --------------------------------------------------------------------------------

Address: -----------------------------------------------------------------------

- --------------------------------------------------------------------------------

Signature: ---------------------------------------------------------------------

#45192v2
                                        1

[Warrant Agent]

Dear Sir/Madam:

         In connection with the warrant of Grill Concepts, Inc., issued to CCM on June 14, 1996, and attached hereto, the undersigned certifies, represents and warrants as follows:

     1. I/We hereby exercise the warrants identified above. (Give details of how payment is being made, in accordance with the terms of the Warrant.) .

     2. I/We hereby certify that I am/we are not a U.S. person (as that term is defined in Regulation S under the Securities Act); nor am I/we acting for or on behalf of a U.S. person.

     3. At the time of exercise of the warrants I am/we are and any person for whom we are acting is located outside the United States.

     4.   Please deliver the common stock of Grill Concepts, Inc. as follows:

                           -----------------------------------
                           Name in which certificate is to be delivered

                           -----------------------------------
                            Address (must be outside the U.S.)

                           -----------------------------------


                                                 Very truly yours,

                                                 WARRANT HOLDER

                                                 By: ---------------------------

                                                 Name: -------------------------

                                                 Title:-------------------------


#45192v2

[Warrant Agent]

Dear Sir/Madam:

         In connection with the Warrant of Grill Concepts, Inc., issued to CCM on June 14, 1996, and attached hereto, the undersigned performed the functions of managing underwriter in connection with the offering of such warrants and certifies, represents and warrants as follows:

         We hereby certify that the distribution of the warrants identified above was completed on ___________, 199_.

                                                 Very truly yours,

                                                 CAMERON CAPITAL MANAGEMENT LTD.


                                                 By:----------------------------

                                                 Name:--------------------------

                                                 Title:-------------------------



#45192v2

                                    Exhibit 3.4

                               GRILL CONCEPTS, INC.
                                 CERTIFICATE OF
                                 DESIGNATIONS OF
                      SERIES A CONVERTIBLE PREFERRED STOCK

         The undersigned, Robert Spivak, President of GRILL CONCEPTS, INC., a Delaware corporation (the "Corporation"), acting pursuant to Section 151 of the General Corporation Law of the State of Delaware, DO HEREBY CERTIFY that a meeting of the Board of Directors of the Corporation duly convened and held on May 17, 1996 the following resolution was adopted:

                  RESOLVED, that pursuant to Article Fourth of the Corporation's Certificate of Incorporation relating to the shares of the Corporation, the Board of Directors hereby authorizes, fixes and creates a series of Preferred Stock, par value $.001 per share, having the following powers, preferences, designations, rights and other characteristics:

         Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Convertible Preferred Stock" (the "Convertible Preferred Stock") and the number of share constituting the Convertible Preferred Stock shall be 1,500. Such number of shares may be increased or decreased by resolution of the Board of Directors; provided, that no decrease shall reduce the number of shares of Convertible Preferred Stock to a number less than the number of shares then outstanding plus the number of shares reversed for issuance upon the exercise of outstanding options, rights or warrants or upon the conversion of any outstanding securities issued by the Corporation convertible into Convertible Preferred Stock.

         Section 2.        Conversion Rights.

                  a. Right to Convert. Each share of Convertible Preferred Stock may be converted at the option of the holder thereof at the times set forth herein, and without the payment of any additional consideration thereof, into the number of fully paid, nonassessable shares of common stock $.00001 par value per share, of the Corporation (the "Common Stock") as is determined by determined by dividing the price paid per share of Convertible Preferred Stock by the lesser of (i) $2.25 or (ii) 85% of the average closing bid price (the "Closing Price") as reported by the Nasdaq Small Cap Market of the Corporation's Common Stock for the five (5) trading days immediately prior to the Date of Conversion, as defined below in Section 2.c. (such lesser value is hereinafter referred to as the "Conversion Price").

                  b. Conversion Periods. Each holder of shares of Convertible Preferred Stock shall have the option to convert: (i) 25% of the aggregate number of such shares originally held by such holder (the "Share Amount") at any time from and after the 60th day following the date on which shares of Convertible Preferred Stock were first issued (the "Original Issuance Date"),
(ii) 50% of the Share Amount at any time from and after the 90th day following the Original Issuance Date, (iii) 75% of the Share Amount at any time from and after the 120th day following the Original Issuance Date, and (iv) 100% of the Share Amount at any time from and after the 150th day following the Original Issuance Date. Should a holder transfer any of its shares of Convertible Preferred Stock prior to the 150th day following the Original Issuance Date, the transferee shall be entitled to convert such shares in accordance with the foregoing schedule.

                  c. Mechanics of Conversion. No fractional shares of Common Stock shall be issued upon conversion of Convertible Preferred Stock. In lieu of any fractional share to which the holder would otherwise be entitled, the Corporation shall round up to the nearest whole share. In the case of a dispute as to the calculation of the Conversion Price, the Corporation's calculations shall be deemed conclusive absent manifest error. In order to convert Convertible Preferred Stock into shares of Common Stock, the holder shall surrender the certificate or certificates thereof, duly endorsed, either by overnight courier or two-day courier, to the office of the Corporation or of any transfer agent for the Convertible Preferred Stock, and shall give written notice to the Corporation at such office that the holder elects to convert the same, the number of shares of Convertible Preferred Stock so converted and a calculation of the Conversion Price and representing that the holder has not participated, directly or indirectly, in any short sales or other similar activities which could adversely effect the market price of the Common Stock so long as the Convertible Preferred Stock is outstanding (with an advance copy of the certificate(s) and the notice by facsimile); provided, however, that the Corporation shall not be obligated to issue certificates evidencing shares of Common Stock issuable upon such conversion unless certificates evidencing such shares of Convertible Preferred Stock are delivered to the Corporation or its transfer agent that such certificates have been lost, stolen or destroyed and executes an agreement satisfactory to the Corporation to indemnify the Corporation from any loss incurred by it in connection with such certificates.

         The Corporation shall use its best efforts to issue and deliver within three (3) business days after delivery to the Corporation of such Convertible Preferred Stock at the address of the holder on the stock books of the Corporation, a certificate or certificates for the number of shares of Common Stock to which the holder shall be entitled as aforesaid. The date on which notice of conversion is given (the "Date of Conversion") shall be deemed to be the date set forth in such notice of conversion provided the original shares of Convertible Preferred Stock to be converted are received by the Corporation or the transfer agent, as the case may be, within three (3) business days thereafter and the person or person entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock on the Date of Conversion. If the original shares of Convertible Preferred Stock to be converted are not received by the transfer agent within three (3) business days after the Date of Conversion, the notice of conversion shall become null and void.

                  d. Automatic Conversion. The Corporation shall be entitled to automatically convert each share of Convertible Preferred Stock on, or at any time after, the second anniversary of the Original Issuance Date at the Conversion Price in effect at the time of automatic conversion. In the event the Corporation exercises its right to automatically convert the Convertible Preferred Stock, the Corporation shall provide the holders of the Convertible Preferred Stock with at least five days notice of its intent to automatically convert and shall deliver certificates representing the Common Stock issuable upon conversion in accordance with the provisions of subsection 2.c.

         Section 3.        Limitations on Conversion.

                  a. In no event shall the holder of the Preferred Shares be entitled to convert the Preferred Shares to the extent such conversion would result in such holder's beneficially owning more than five percent (5%) of the outstanding shares of the Corporation's Common Stock. For these purposes, beneficial ownership shall be defined and calculated in accordance with Rule 13d-3, promulgated under the Securities Exchange Act of 1934, as amended.

                  b. The Corporation shall be entitled to restrict, or prohibit, conversion of the Preferred Shares on any trading day on which the reported "short interest" exceeds 200% of the average daily trading volume of the common stock for the five (5) trading days immediately prior to the Date of Conversion. Such right of the Corporation is subject to the availability of accurate daily short interest information.

                  c. In no event shall the holder of the Preferred Shares be entitled to convert the Preferred Shares to the extent such conversion would occur at a Conversion Price less than $1.125.

         In the event the holder is restricted from converting the Preferred Shares pursuant to subsection 3.c. above for a period of 30 days or more, the Corporation shall, at its option, either (i) permit the conversion of the Preferred Shares, or (ii) redeem the Preferred Shares eligible for conversion at a price equal to 110% of the initial purchase price of such shares. In the event the Corporation has not delivered to the holder the full redemption price set forth in (ii) above by the fifteenth day following the completion of the above referenced 30 day period, the holder shall be entitled to convert the eligible Preferred Shares and the Corporation shall effect any such conversion without delay.

     Section 4. Dividend Policy. The holders of shares of Convertible Preferred Stock shall be entitled to receive cumulative semi-annual dividends at the rate of $100 per share (as adjusted for any reclassification, stock dividends, combinations, splits and similar recapitalizations affecting such shares) per annum, out of any assets legally available therefor, prior and in preference to any declaration of payment of any dividend (payable other than in Common Stock or other securities and rights convertible into Stock of the Corporation) on the Common Stock of the Corporation. The dividends shall accrue and shall be payable on each six month anniversary of the Original Issuance Date. Upon conversion of the Convertible Preferred Stock, dividends accrued from the last semi-annual dividend payment date shall be waived. No dividends shall be payable upon any junior securities of the Corporation unless the holders of shares of Convertible Preferred Stock receive their semi-annual dividends at the rate of $100 per share (as so adjusted) per annum. Notwithstanding the foregoing, in lieu of a cash dividend payment, the Corporation may, in the sole discretion of the Board of Directors, issue shares of its Common Stock as payment of the dividends then due and payable. If the Corporation elects to pay dividends in Common Stock in lieu of a cash dividend, the Corporation shall issue to all holders of shares of Convertible Preferred Stock such number of fully paid and non-assessable shares of Common Stock as shall have an aggregate Closing Price value (determined as of the date such dividend is payable) equal in amount to the cash dividend which the Corporation has elected to pay in kind.

         Section 5.        Corporate Events.

                  a. Notices of Record Date. In the event of (i) any declaration by the Corporation of a record date of the holders of any class of securities for the purpose of determining the holders thereof who are entitled to receive any dividend or other distribution or (ii) any capital reorganization of the Corporation, any reclassification or recapitalization of the capital stock of the Corporation, any merger or consolidation of the Corporation and any other entity or person, or any voluntary or involuntary dissolution, liquidation or winding up of the Corporation, the Corporation shall mail to each holder of Convertible Preferred Stock at least 10 days prior to the record date specified herein, a notice specifying (A) date on which any such record date is to be declared for the purposes of such dividend or distribution and a description of such dividend or distribution, (B) the date on which any such reorganization, reclassification, transfer, consolidation, merger, dissolution, liquidation or winding up is expected to become effective, and (C) the time, if any, that is to be fixed, as to when the holders of record of Common Stock (or other securities) become eligible to receive securities or other property deliverable upon such reorganization, reclassification, transfer, consolidation, merger, dissolution or winding up.

                  b. Corporate Changes. The Conversion Price shall be appropriately adjusted to reflect any stock dividend, stock split or share combination of the Common Stock. In the event of a merger, reorganization, recapitalization or similar event of or with respect to the Corporation (a "Corporate Change") (other than a Corporate Change in which all or substantially all of the consideration received by the holders of the Company's equity securities upon such Corporate Change consists of cash or assets other than securities issued by the acquiring entity or any affiliate thereof and as to which the holders of the Convertible Preferred Stock shall be assumed by the acquiring entity and thereafter the Convertible Preferred Stock shall be convertible into such class and type of securities as the Holder would have received had the Holder converted the Convertible Preferred Stock immediately prior to such Corporate Change, as appropriately adjusted to equitably reflect the Conversion Price and any stock dividend, stock split or share combination of the Common Stock after such corporate event.

         Section 6. Reservation of Stock Issuable Upon Conversion.The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock solely for the purpose of effecting the conversion of the shares of Convertible Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all then outstanding shares of Convertible Preferred Stock; and if at any time the number of authorized by unissued shares of Common Stock shall not be sufficient to affect the conversion of all then outstanding shares of Convertible Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to affect the conversion of all then outstanding shares of the Convertible Preferred Stock, the Corporation will take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

         Section 7.        Liquidation Preference.

                  a. In the event of any liquidation, dissolution or winding up of the Corporation, either voluntary or involuntary, the holders of shares of Convertible Preferred Stock shall be entitled to receive, immediately after distributions of senior securities required by the Corporation's Certificate of Incorporation, as amended, and prior and in preference to any distribution to junior securities but in parity with any distribution to parity securities, an amount per share equal to $1,000 (as adjusted for any reclassification, stock dividends, combinations, splits and similar recapitalizations affecting such shares) (the "Original Issue Price"). If upon the occurrence of such event the assets and funds thus distributed among the holders of the Convertible Preferred Stock and parity securities shall be insufficient to permit the payment to such holders of the full preferential amounts due to the holders of the Convertible Preferred Stock and the parity securities, respectively, then the entire assets and funds of the Corporation legally available for distribution shall be distributed among the holders of the Convertible Preferred Stock and the parity securities, pro rata, based on the respective liquidation amounts to which such series of stock is entitled by the Corporation's Certificate of Incorporation as amended.

                  b. Upon the completion of the distribution required by subsection 7.a, if assets remain in this Corporation, they shall be distributed to holders of parity securities (unless holders of parity securities have received distributions pursuant to subsection 7.a. above) and junior securities in accordance with the Corporation's Certificate of Incorporation, as amended.

                  c. A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale, conveyance or distribution of all or substantially all of the assets of the Corporation or the effectuation by the Corporation of a transaction or series of related transactions in which more than 50% of the voting power of the Corporation is disposed of, shall not be deemed to be a liquidation, dissolution or winding up within the meaning of this
Section 7, but shall instead be treated pursuant to Section 5 hereof.

         Section 8.        Redemption.

                  a. The Corporation shall be entitled to redeem, from any source of funds legally available therefor, each share of Convertible Preferred Stock on, or at any time after, the second anniversary of the Original Issuance Date (each such date on which the Corporation effects a redemption pursuant to this Section 8.a., a "Corporation Redemption Date") by paying in cash to the holder a sum equal to (i) the Original Issue Price per share of Convertible Preferred Stock held by such holder plus (ii) an amount equal to all declared or accumulated but unpaid dividends on such shares (such sum is hereinafter referred to as the "Redemption Price").

     Any redemption effected pursuant to this Section 8.a. shall be made on a pro rata basis among the holders of the Convertible Preferred Stock in proportion to the shares of Convertible Preferred Stock then held by them.

                  b. At the individual option of each holder of shares of Convertible Preferred Stock, the Corporation shall redeem all or any portion of the Convertible Preferred Stock owned by such holder or holders on, or at any time after, the fourth anniversary of the Original Issuance Date (each such date on which the Corporation effects a redemption pursuant to this Section 8.b., a "Holder Redemption Date") by paying in cash to the holder the Redemption Price.

                  c. As used herein and in Section 8.d. and 8.e. below, the term "Redemption Date" shall refer to each of "Corporation Redemption Date" and "Holder Redemption Date". At least 15 but no more than 30 days prior to each Redemption Date written notice shall be mailed, first class postage prepaid, to each holder of record (at the close of business on the business day next preceding the day on which notice is given) of the Convertible Preferred Stock to be redeemed, at the address last shown on the records of the Corporation for such holder notifying such holder of the redemption to be effected, specify the number of shares to be redeemed from such holder, the Redemption Date, the Redemption Price, and the place at which payment may be obtained and calling upon such holder to surrender to the Corporation, in the manner and at the place designated, its certificate or certificates representing the shares to be redeemed (the "Redemption Notice"). Except as provided in Section 3.d. on or after the Redemption Date, each holder of Convertible Preferred Stock to be redeemed shall surrender to the Corporation the certificate or certificates representing such shares, in the manner and at the place designated in the Redemption Notice, and thereupon the Redemption Price of such shares shall be payable to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. In the event less than all the shares represented by any such certificate are redeemed, a new certificate shall be issued representing the unredeemed shares.

                  d. From and after the Redemption Date, unless there shall have been a default in payment of the Redemption Price, all rights of the holder of shares of Convertible Preferred Stock designated for redemption in the Redemption Notice as holders of Convertible Preferred Stock (except the right to receive the Redemption Price without interest upon surrender of their certificate or certificates) shall cease with respect to such shares, and such shares shall not thereafter be transferred on the books of the Corporation or be deemed to be outstanding for any purposes whatsoever. If the funds of the Corporation legally available for redemption of shares of Convertible Preferred Stock on any Redemption Date are insufficient to redeem the total number of shares of Convertible Preferred Stock to be redeemed on such date, those funds which are legally available will be used to redeem the maximum possible number of such shares ratably among the holders of such shares to be redeemed based upon their holdings of Convertible Preferred Stock. The shares of Convertible Preferred Stock not redeemed shall remain outstanding and entitled to all the rights and preferences provided herein. At any time thereafter when additional funds of the Corporation are legally available for the redemption of shares of Convertible Preferred Stock such funds will immediately be used to redeem the balance of the shares which the Corporation has become obliged to redeem on any Redemption Date, but which it has not redeemed.

                  e. On or prior to each Redemption Date, the Corporation shall deposit the Redemption Price of all shares of Convertible Preferred Stock designated for redemption in the Redemption Notice and not yet redeemed with a bank or trust corporation having aggregate capital and surplus in excess of $100,000,000 as a trust fund for the benefit of the respective holders of the shares designated for redemption and not yet redeemed, with irrevocable instructions and authority to the bank or trust corporation to pay the Redemption Price for such shares to their respective holders has surrendered its share certificate to the Corporation pursuant to Section 8.c. above. As of the Redemption Date, the deposit shall constitute full payment of the shares to their holders, and from and after the Redemption Date the shares so called for redemption shall be redeemed and shall be deemed to be no longer outstanding, and the holders thereof shall cease to be stockholders with respect to such shares and shall have no rights with respect thereto except the rights to receive from the bank or trust corporation payment of the Redemption Price of shares, without interest, upon surrender of their certificates therefor. Such instructions shall also provide that any moneys deposited by the Corporation pursuant to this Section 8.e. for the redemption of shares thereafter converted into shares of the Corporation's Common Stock pursuant to Section 2 hereof prior to the Redemption Date shall be returned to the Corporation pursuant to this
Section 8.e. remaining unclaimed at the expiration of two years following the Redemption Date shall thereafter be returned to the Corporation upon its request expressed in a resolution of its Board of Directors.

         Section 9. Voting Rights. The holders of Convertible Preferred Stock will not have any voting rights except as set forth below or as otherwise from time to time required by law. The affirmative vote or consent of the holders of at least a majority of the outstanding shares of Convertible Preferred Stock, voting separately as a class, will be required for an amendment, alteration or repeal of the Corporation's Certificate of Incorporation (including any certificate of designation of preferences) if, and only if, the amendment, alteration or repeal adversely affects the powers, preferences or special rights of the Convertible Preferred Stock.

                  To the extent that under Delaware law the vote of the holders of the Convertible Preferred Stock, voting separately as a class, is required to authorize a given action of the Corporation, the affirmative vote or consent of the holders of at least a majority of the outstanding shares of the Convertible Preferred Stock shall constitute the approval of such action by the class. To the extent that under Delaware law the holders of the Convertible Preferred Stock are entitled to vote on a matter with holders of Common Stock, voting together as one class, each share of Common Stock into which it is then convertible using the record date for the taking of such vote of stockholders as the date as of which the Conversion Price is calculated. Holders of the Convertible Preferred Stock shall be entitled to notice of all shareholders meetings or written consents with respect to which they would be entitled to vote, which notice would be provided pursuant to the Corporation's by-laws and applicable statutes.

         Section 10. Protective Provisions. So long as shares of Convertible Preferred Stock are outstanding, the Corporation shall not take any action that would impair the rights of the holders of the Convertible Preferred Stock set forth herein and shall not without first obtaining the approval (by vote or written consent, as provided by law) of the holders of at least a majority of the then outstanding shares of Convertible Preferred Stock:

     a. alter or change the rights, preferences or privileges of the shares of the Convertible Preferred Stock or any other securities so as to affect adversely the Convertible Preferred Stock;

     b. create any new class or series of stock having a preference over, or being on a parity with, the Convertible Preferred Stock with respect to distributions pursuant to Section 7 above; or

     c. do any act or thing which would result in taxation of the holders of shares of the Convertible Preferred Stock under Section 305 of the Internal Revenue Code of 1986, as amended (or any comparable provision of the Internal Revenue Code as hereinafter from time to time amended)

         IN WITNESS WHEREOF, I have executed this Certificate this 13th day of June, 1996.



                                                      /s/ Robert Spivak
                                                     -----------------
                                                     President, Robert Spivak




ATTEST:



 /s/ Michael Weinstock
Secretary, Michael Weinstock





series.a