Form 10QSB
period 1996-09-29
GRILL CONCEPTS INC
filed 1996-11-18
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1996

                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

               For the transition period from       to        .
                                             -------  --------

                            Commission File No. 0-23226


                               GRILL CONCEPTS, INC.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)



             Delaware                                    13-3319172
----------------------------------         ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)


      11661 San Vicente Blvd., Suite 404, Los Angeles, California  90049
      ------------------------------------------------------------------
                 (Address of principal executive offices)


                                 (310) 820-5559
                          --------------------------
                          (Issuer's telephone number


  ----------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


     Check whether issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              -----  -----

     As of November 1, 1996, 14,087,742 shares of Common Stock of the issuer were outstanding.

                            GRILL CONCEPTS, INC.

                                   INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

       Consolidated Condensed Balance Sheets - September 29, 1996
       and December 31, 1995............................................. 1

       Consolidated Condensed Statements of Operations - For the
       three months and nine months ended September 29, 1996 and
       September 24, 1995................................................ 3

       Consolidated Condensed Statements of Cash Flows - For
       the nine months ended September 29, 1996 and
       September 24, 1995................................................ 4

       Notes to Unaudited Consolidated Condensed Financial
       Statements........................................................ 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................ 9

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K...........................11

SIGNATURES...............................................................12


                   PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                GRILL CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)

                               ASSETS

                                        September 29,        December 31,
                                            1996                 1995
                                        -------------        ------------
Current assets:
  Cash and cash equivalents                $856,452             $631,116
  Receivables                                41,999
  Inventory                                 238,422              154,898
  Prepaid expenses                          853,515              742,419
                                          ---------            ---------

     Total current assets                 1,990,388            1,528,433
                                          ---------            ---------

Property and equipment, at cost           7,510,615            6,340,966
  Less: accumulated depreciation         (3,088,922)          (2,603,443)
                                          ---------            ---------

     Property and equipment, net          4,421,693            3,737,523
                                          ---------            ---------

Other assets:
  Goodwill                                2,110,110            2,003,144
  Liquor License, net                       690,050              658,569
  Other                                     153,699              104,143
                                          ---------            ---------

     Total others assets                  2,953,859            2,765,856
                                          ---------            ---------

Total assets                             $9,365,940           $8,031,812
                                         ==========           ==========


The accompanying notes are an integral part of these consolidated financial statements.

                     GRILL CONCEPTS, INC, AND SUBSIDIARIES

               CONSOLIDATED CONDENSED BALANCE SHEETS (UNAUDITED)
                                 (Continued)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                      September 29,       December 31,
                                           1996               1995
                                      -------------       ------------
Current liabilities:
  Accounts payable                       $962,910          $1,038,440
  Accrued expenses                        774,758             988,258
  Current portion of long-term  debt      473,724             450,386
                                        ---------           ---------

     Total current liabilities          2,211,392           2,477,084
                                        ---------           ---------

Long-term debt, net of current          1,076,251           1,325,926
                                        ---------           ---------
Shareholders' equity:
  Preferred stock, $.001 par value
  authorized 1,000,000 shares;
  Shares issued and outstanding:
  750 in 1996, none in 1995                     1                  -

  Common stock, $.00001 par value:
  20,000,000 shares authorized:
  shares issued and outstanding:
  14,087,742 in 1996, 12,999,230
  in 1995                                     141                 130

  Capital in excess of par value        9,031,071           6,726,081
  Accumulated deficit                  (2,952,916)         (2,497,409)
                                        ---------           ---------

     Shareholder's equity               6,078,297           4,228,802
                                        ---------           ---------

Total liabilities and shareholder's
equity                                 $9,365,940          $8,031,812
                                       ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements

                     GRILL CONCEPTS INC, AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS ( UNAUDITED )

                             Three Months Ended          Nine Months Ended
                         September 29 September 24  September 29, September 24,
                           1996           1995          1996           1995
                        -----------   -----------   ------------- -------------
Sales                    $5,542,120    $4,950,978    $16,479,505    $14,856,970

Cost of Sales             1,583,740     1,329,953      4,476,052      3,999,292
                        -----------   -----------   ------------   ------------

Gross profit              3,958,380     3,621,025     12,003,453     10,857,678
                        -----------   -----------   ------------   ------------
Costs and expenses:
  Restaurant operating
   expenses               3,493,798     3,004,222     10,260,698      9,056,090
  General and
   administrative           423,443       411,322      1,334,594      1,103,280
  Depreciation and
   amortization             181,547       178,331        559,534        528,558
  Amortization of pre-
   opening expenses               -             -              -          4,043
                        -----------    ----------    -----------    -----------
   Total operating
   expenses               4,098,788     3,593,875      12,154,826    10,691,971
                        -----------    ----------    ------------   -----------
Income (loss) from
 operations                (140,408)       27,150        (151,373)      165,707
                        -----------    ----------    ------------   -----------
Nonsuccessful acquisition
 costs                      230,671             -         230,671             -
Interest expense, net         2,205        22,602          72,663        86,626
                        -----------    ----------    ------------   -----------
Income (loss) before
 taxes on income           (373,284)        4,548        (454,707)       79,081
                        -----------    ----------    ------------    ----------
Provisions for taxes on
 income                           -             -             800           800
                        -----------    ----------    ------------    ----------

    Net income  (loss)    ($373,284)      $ 4,548       ($455,507)      $78,281
                        ===========    ==========    ============    ==========
    Net income (loss)
     per share               ($0.03)        $0.00          $(0.03)        $0.01
                        ===========    ==========    ============    ==========
    Average weighted
     shares outstanding  13,900,190    13,039,524      13,517,499    12,167,264
                        ===========    ==========    ============    ==========

The accompanying notes are an integral part of these consolidated financial statements

                  GRILL CONCEPTS, INC. AND SUBSIDIARIES
         CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                        Nine Months Ended
                                                   September 29,  September 24
                                                        1996           1995
                                                   -------------  ------------
Cash flows from operating activities:
 Net income (loss)                                    (455,507)       78,281
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                       559,534       532,601
    Changes in operating assets and liabilities
      Inventories                                       (32,823)      (52,370)
      Prepaid expenses                                  (59,573)     (207,117)
      Other assets                                      (11,128)      164,036
      Accounts payable                                 (117,321)       70,830
      Accrued liabilities                               (54,013)     (485,721)
                                                      ---------     ---------
         Net cash provided by (used in) operations      170,831       100,540
                                                      ---------     ---------
Cash flows from investing activities:
     Additions to furniture, equipment and
      improvements                                   (1,169,649)     (134,421)
     Net cash acquired through purchase of business     337,153     1,105,707
                                                      ---------     ---------
       Net cash provided by (used in) investing
       activities                                      (832,496)      971,286
                                                      ---------     ---------
Cash flows from financing activities:
     Proceeds from issue of Preferred Stock           1,455,000             -
     Proceeds from issue of long-term debt                    -       178,700
     Payments of long-term debt                        (226,337)     (286,328)
     Payments of shareholder's loan                           -      (150,000)
                                                      ---------     ---------
       Net cash provided by (used ) in financing
        activities                                    1,228,663      (257,628)
                                                      ---------     ---------
       Net increase in cash and cash equivalents        225,336       814,198
Cash and cash equivalents, beginning of period          631,116       191,242
                                                      ---------     ---------
Cash and cash equivalents, end of period               $856,452    $1,005,440
                                                      =========     =========
*Net cash acquired through purchase of business:
  Working capital, other than cash                       22,778    $  505,591
  Furniture, equipment and improvements                (321,880)   (1,348,853)
  Excess of cost over net assets acquired              (157,969)   (1,895,814)
  Other assets                                          (55,776)     (519,217)
  Long-term debt                                                       15,000
  Fair value of stock exchanged                         850,000     4,349,000
                                                      ---------     ---------
      Net cash acquired                              $  337,153    $1,105,707
                                                     ==========    ==========
Supplemental cash flow information:
  Cash paid during the year for
    Interest                                           $122,294       138,912
    Income taxes                                          2,650        11,800


The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
       NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  INTERIM FINANCIAL PRESENTATION

    The unaudited interim consolidated financial statements as of September 29, 1996 and for the nine months ended September 29, 1996 and September 24, 1995 have been prepared in accordance with generally accepted accounting principles and include all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results of operations for such interim periods presented and the financial position at such date. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 29, 1996.

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

    All of GCI's common stock was exchanged for 8,500,000 shares of Magellan Common Stock. As a result, following the Exchange, holders of GCI common stock controlled 63% of the outstanding common stock of the Company, and for accounting purposes the acquisition has been treated as a recapitalization of GCI with GCI as the acquirer. The transaction was therefore accounted for as a purchase under the "reverse acquisition" method. The resulting excess of cost over net assets acquired will be amortized over 30 years.

    As a result of the above, these interim statements include the accounts of GCI and Magellan on a consolidated basis for 1996. The Statement of Operations for 1995 includes the operations of GCI for the entire 39 week period and the operations of Magellan for only the 29 week period between March 3, 1995 and June 25, 1995.

    The operations of Tailgators are not included in 1996 since it was closed.

    The third quarter of 1996 includes the accounts of "The Grill". (See note 4 below ) and the nine months results in 1996 include "The Grill" from April 1, 1996.

3.  SHAREHOLDER'S EQUITY

    During the quarter ended June 30, 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock to an offshore invertor pursuant to Regulation S under the Securities Act of 1933, as amended. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion; provided, however, that conversion shall be prohibited during periods where the reported short interest in the Company's common stock exceeds 200% of the average daily trading volume and provided, further, that the conversion price shall in no event be less than $1.125 per share.

    In the event conversion is precluded for a period of 30 days as a result of the fixed floor on conversion price, the Company will have 15 days to redeem the preferred shares at 110% of their offering price or, in the alternative, permit conversion at the then applicable price without regard to the floor on conversion price. The preferred shares are entitled to receive a 10% cumulative dividend payable semi-annually until the preferred shares are either redeemed or converted. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price.

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

    During the quarter ended September 29, 1996, 400 of the Series A Convertible Preferred Shares were converted resulting in the issuance of an aggregate of 194,776 shares of common stock at an average price of $2.05 per share.

4.  ACQUISITION OF THE GRILL

    On April 1, 1996, The Company acquired 100% of the common stock of EMNDEE, Inc. ("EMNDEE") pursuant to a share exchange. The Company issued an aggregate of 432,735 shares of common stock in exchange for the stock of EMNDEE. EMNDEE is the general partner of, and holds a 50.91% interest in, The Grill Limited Partnership, a California limited partnership (the "Grill Partnership"), which owns and operates The Grill on the Alley
    (the "Grill"), an upscale Beverly Hills restaurant which opened in 1994 and served as the model for the Company's Daily Grill restaurants.

    On April 22, 1996, the Company consummated the acquisition of 100% of the common stock of The Grill on the Alley, Inc. ("Grill, Inc."). Grill, Inc., is partner, and holds the remaining 49.09% interest, in the Grill Partnership. The Company issued an aggregate of 417,265 shares in common stock in exchange for the stock of Grill, Inc.

    The Company's principal shareholders and directors ( Robert Spivak, Michael Weistock and Richard Shapiro) controlled and were the principal shareholders of EMNDEE. From 1995 through the date of acquisition, the Company provided management services to The Grill in exchange for a management fee in an amount equal to 5% of the revenues of The Grill.

    In connection with the acquisition of The Grill, the Company filed a registration statement with the Securities and Exchange Commission relating to the resale of shares issued by the Company in the acquisition. The registration statement was declared effective by the Securities and Exchange Commission in October, 1996.

5.  PROPOSED ACQUISITION OF HAMBURGER HAMLET

    In July of 1996, the Company submitted a proposal to acquire selected assets constituting up to all of the remaining operations of Hamburger Hamlet Restaurants, Inc. ("Hamburger Hamlet"). Hamburger Hamlet, and its predecessors, has operated high end casual dining restaurants since 1950. The operations of Hamburger Hamlet were acquired by the then management of the company in a leveraged buyout in 1988 and in 1991 Hamburger Hamlet completed an initial public offering. In 1996, Hamburger Hamlet filed bankruptcy and closed 12 unprofitable restaurants, all of which had been opened since the leverage buy out.

    Pursuant to the Company's proposal, the Company offered to acquire the remaining 19 Hamburger Hamlet restaurants for (i) $8.5 million in cash (ii) 500,000 warrants excisable for three years at a price equal to 105% of the price of the Company's common stock at the closing of the acquisition, and
    (iii) a non-interest bearing performance note (the "Performance Note") in the amount of $ 3.2 million payable solely from 50% of annual earnings before interest, taxes, depreciation and amortization ("EBITDA") attributable to the acquired restaurants to the extent EBITDA exceeds
    $2.5 million, not to exceed $750,000 per year (or, at the option of Hamburger Hamlet, $3.0 million form 50% of annual EBITDA in excess of $2.5 million without the $750,000 annual cap.)

    Management of Hamburger Hamlet submitted a plan of reorganization based on acceptance of the Company's offer. Additionally, the secured creditors of Hamburger Hamlet agreed in principal to approve the Company's offer.

    In September of 1996, the Company, pursuant to rights reserved in the offer, notified Hamburger Hamlet that the Company would not proceed with the acquisition of the Hamburger Hamlet assets on the terms originally proposed. While the Company continues to be interested in acquiring assets of Hamburger Hamlet, no agreement or proposal presently exists pursuant to which the Company will acquire assets of Hamburger Hamlet and there can be
    no assurance that any such acquisition will occur.   As a result of the
    Company's determination to not precede with the Hamburger Hamlet acquisition on the terms of the original offer, the Company, during the quarter ended September 29, 1996 wrote off costs incurred in connection with the proposed acquisition in the amount of $230,671.

           PRO FORMA CONDENSED COMBINED STATEMENTS OF OPERATIONS (UNAUDITED)
                      FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996

                                            Grill                         Proforma         Proforma
                                       Concepts, Inc.     The Grill      Adjustments       Combined
Sales                                   $14,941,156      $2,393,644               -       $17,334,800
Cost of sales                             3,994,738         749,361               -         4,744,099
                                        -----------      ----------      ----------       -----------
Gross profit                             10,946,418       1,644,283               -        12,590,701
                                        -----------      ----------      ----------       -----------
  Restaurant operating expenses           9,441,135       1,230,712               -        10,671,847
  General and administration              1,308,975          85,546         (38,603)<F2>
                                                                             38,603<F2>     1,394,521
  Depreciation and amortization             553,054          28,254          10,806<F1>       592,114
                                        -----------      ----------      ----------       -----------
    Total operating expenses             11,303,164       1,344,512          10,806        12,658,482
                                        -----------      ----------      ----------       -----------
Income (loss) from operations              (356,746)        299,771          10,806           (67,781)
Nonsuccessful acquisition costs             230,671               -               -           230,671
Interest (income)/expense                    82,030         (12,800)              -            69,230
                                        -----------      ----------      ----------       -----------
Income (loss) before income taxes          (669,447)        312,571          10,806          (367,682)
Taxes on income                                 800               -               -               800
                                        -----------      ----------      ----------       -----------
Net income (loss)                         $(670,247)     $  312,571          10,806       $  (368,482)
                                        ===========      ==========      ==========       ===========
Net income (loss) per share                                                                    ($0.03)
                                                                                          ===========
Weighted average shares outstanding                                                        13,517,499
                                                                                          ===========
                      FOR THE NINE MONTHS ENDED SEPTEMBER 24, 1995

                                           Grill                          Proforma         Proforma
                                       Concepts, Inc.     The Grill      Adjustments       Combined
Sales                                   $14,856,970      $1,955,564             -         $16,812,534
Cost of sales                             3,999,292         602,131             -           4,601,423
                                        -----------      ----------      --------         -----------
Gross profit                             10,857,678       1,353,433             -          12,211,111
                                        -----------      ----------      --------         -----------
  Restaurant operating expenses           9,056,090       1,127,147             -                   -



  General and administration              1,103,280         136,352       (41,538)<F2>              -
                                                  -               -        41,538<F2>       1,239,632
  Depreciation and amortization             532,601           8,530        32,418<F1>         573,549
                                        -----------      ----------      --------         -----------
      Total operating expenses           10,691,971       1,272,029        32,418          11,996,418
                                        -----------      ----------      --------         -----------
Income from operations                      165,707          81,404        32,418             214,693
Interest expense, net                        86,626          (4,523)            -              82,103
                                        -----------      ----------      --------         -----------
Income before income taxes                   79,081          85,927        32,418             132,590
Taxes on income                                 800           4,000             -               4,800
                                        -----------      ----------      --------         -----------
Net income/(loss)                      $     78,281      $   81,927      $ 32,418         $   127,790
                                       ============      ==========      ========         ===========
Net income per share                              -               -             -                0.01
                                                                                          -----------
Weighted average shares outstanding               -               -             -          13,889,524
                                                                                          ===========

<F1>
To record depreciation on increased value of property and equipment due to purchase price accounting.

<F2>
To eliminate inter-company management fee to Grill Concepts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 29, 1996 AS COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 24, 1995.

     Due to the Exchange explained in the Notes to Unaudited Consolidated Condensed Financial Statements the results of operations for the 39 week period ended September 29, 1996 included the operations of six Daily Grill Restaurants and three Pizzeria Uno units of the Magellan group. Also included is "The Grill" restaurant for the second and third quarters of 1996, and the new Irvine Daily Grill opened September 23, 1996.

     The Company's revenues for the nine month period increased 10.9% to $16,480,000 from $14,857,000 for the same period in 1995. The increase of $1,623,000 is primarily a result of added sales by the inclusion of the Pizzeria Uno restaurants for the entire nine months this year and the addition of The Grill restaurant in the second and third quarter this year, offset by the elimination of the Tailgator restaurant. Comparable store sales year to year decreased 3.0%.

     While revenues increased by 10.9% in the 1996 nine month period when compared with the similar period in 1995, cost of sales increased 11.9% and increased as a percentage of sales from 26.9% to 27.2%. The consolidated cost of sales percentage increased during the third quarter to 28.6% as compared with 26.9% in the third quarter of 1995. The increase in cost of sales as a percentage of sales during the third quarter was attributable to increased food costs, which have now returned to previous levels, plus the acquisition of The Grill which has historically experienced a 31% cost of sales as compared to approximately 27% cost of sales for Daily Grill. This higher cost of sales at The Grill is offset by lower labor cost at The Grill.

     As a result, gross profit increased 10.6% from $10,858,000 (73.1% of sales) in 1995 to $12,003,000 (72.8 % of sales) in 1996.

     Restaurant operating expenses increased to $10,355,000 (62.8% of sales) in 1996 from $9,056,000 (61.0% of sales) in 1995. This percentage increase primarily results from the inclusion of the Pizzeria Uno restaurants for the full nine months in 1996 since they typically produce a higher restaurant expense percentage. Also during the third quarter of 1996 restaurant operating expenses increased from $3,004,000 (60.7% of sales ) to $3,494,000 (63.0% of sales ) in 1995 for the same reason plus the fact that the third quarter of 1995 benefitted from a $150,000 workers' compensation insurance dividend which did not occur in the current year due to California instituting an "open rating" system for such insurance.

     General and administrative expenses increased 21.0% to represent 7.6% of sales in the 1996 nine month period while amounting to 8.3% of sales in the 1995 nine month period. This increase occurred as a result of and at the time of the Exchange in March 1995 and represents increased executive and office salaries and increased insurance costs. For the third quarter, general and administrative expenses increased only 2.9%.

     The 1996 quarter and nine month periods include a one time nonrecurring charge of $231,000 for the costs associated with the attempted acquisition of certain assets from Hamburger Hamlet Restaurants, Inc.

     Net interest expense decreased in the 1996 nine month period due to interest earnings from cash on hand in 1996.

     The acquisition of The Grill in April, 1996 is expected to contribute both sales and store level income to the Company helping to absorb part of existing corporate overhead. On a pro forma basis, assuming consummation of the The Grill purchase at December 26, 1994, the combined operations of Grill Concepts and The Grill produced a net loss of $347,000 during the first nine months of 1996 as compared to net income of $128,000 for the first nine months of 1995. During such periods, The Grill on a stand alone basis, reported a 22% increase in revenues from $1,956,000 in 1995 to $2,394,000 in 1996 and, a 21% increase in gross profit from $1,353,000 in 1995 to $1,644,000 in 1996.

     The increase in sales of The Grill is attributable, in part, to the fact that in July of 1995, The Grill began opening for Sunday evening business. Additionally, in the past year, The Grill has been featured in several magazines and was inducted into the "Fine Dining Hall of Fame" which has increased guest counts and resulting sales. The Grill operating expenses increased from $1,272,000 (65.0% of sales in 1995) to $1,345,000 (56.2% of sales in 1996). This decreased expense percentage resulted from the spreading of fixed costs over significantly higher sales volume. As a result of the foregoing, The Grill, on a stand-alone basis, reported a net income of $230,000 for the first nine months of 1996 as compared to a net income of $82,000 for the first nine months of 1995.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At September 29, 1996 the Company had negative working capital of $540,000 and a cash balance of $856,000 as compared to negative working capital of $949,000 and a cash balance of $631,000 at December 31, 1995. The increase in working capital and cash was primarily attributable to the cash received from the sale of preferred stock offset by funds expended on new restaurants.

     Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the issuance of warrants and loans and tenant allowances from certain of its landlords. At September 29,1996, GCI had existing bank borrowing of $1,147,000, an SBA loan of $161,000, loans from stockholders/officers of $84,000, and loans/advances from landlords and others of $158,000.

     During the quarter ended June 30, 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion, subject to certain floors and limitations on conversion. The preferred shares are entitled to receive a 10% cumulative dividend payable semi-annually until the preferred shares are either redeemed or converted. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price.

     In connection with the placement of the Series A Convertible Preferred Shares, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant provided that the closing bid price of the Company's common stock has equaled or exceeded $4.50 per share for 20 trading days.

     In July of 1996, the Company submitted a proposal to acquire out of bankruptcy selected assets constituting all of the operations of Hamburger Hamlet Restaurants, Inc. ("Hamburger Hamlet"). Hamburger Hamlet, and its predecessors, has operated high end casual dining restaurants since 1950.

     Pursuant to the Company's proposal, the Company offered to acquire up to 19 Hamburger Hamlet restaurants for (i) $8.5 million in cash (ii) 500,000 warrants exercisable for three years at a price equal to 105% of the price of the Company's common stock at the closing of the acquisition, and (iii) a non-interest bearing performance note (the "Performance Note") in the amount of $3.2 million payable solely from 50% of annual earnings before interest, taxes, depreciation and amortization ("EBITDA") attributable to the acquired restaurants to the extent EBITDA exceeds $2.5 million, not to exceed $750,000 per year (or, at the option of Hamburger Hamlet, $3.0 million from 50% of annual EBITDA in excess of $2.5 million without the $750,000 annual cap).

     Management of Hamburger Hamlet submitted a plan of reorganization based on acceptance of the Company's offer. Additionally, the secured creditors of Hamburger Hamlet agreed in principal to approve the Company's offer. In September of 1996, the Company, pursuant to rights reserved in the offer, notified Hamburger Hamlet that the company would not proceed with the acquisition of the Hamburger Hamlet assets on terms originally proposed. While the Company continued to be interested in acquiring assets of Hamburger Hamlet, no agreement or proposal presently exists pursuant to which the Company will acquire assets of Hamburger Hamlet and there can be no assurance that any such acquisition will occur.

     Management believes that the Company has adequate resources to sustain operations for at least the following 12 months and to open the LAX and Washington, D.C. restaurants.

IMPACT OF INFLATION

     To date, inflation has not been a major factor in the Company's business. There can be no assurances, however, that this will continue to be the case. To the extent that it is commercially feasible, menu prices will be adjusted for increases in food and labor costs when appropriate.

                         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         a.  Exhibits

             None

         b.  Reports on Form 8-K

             None

                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)                              GRILL CONCEPTS, INC.
BY (SIGNATURE)                            /S/ Robert Spivak
(NAME AND TITLE)                          Robert Spivak, President and C.E.O.
(DATE)                                    November 15, 1996

BY (SIGNATURE)                            /S/ Ben Sumner
(NAME AND TITLE)                          Ben Sumner, Chief Financial Officer
                                          and Accounting Officer
(DATE)                                    November 15, 1996