Form 10KSB
period 1996-12-29
GRILL CONCEPTS INC
filed 1997-03-31
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                      13-3319172
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Pursuant to Section 12(b) of the Act:

      Title of Each Class                             Name of Each Exchange on
      -------------------                                 Which Registered
                                                      ------------------------
            None                                                None

Securities Registered Pursuant to Section 12(g) of the Act:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90) days. Yes X No
         -----  -----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $22,743,867.

     As of March 10, 1997, 14,351,803 shares of common stock of the Registrant were outstanding. As of such date, the aggregate market value of the common stock held by non-affiliates, based on the average bid and asked price on the NASDAQ Small-Cap Market, was approximately $8,702,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 29, 1996 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes     No  X
                                                       -----  -----

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I

  ITEM 1.  DESCRIPTION OF BUSINESS..................................        1
  ITEM 2.  DESCRIPTION OF PROPERTIES................................       10
  ITEM 3.  LEGAL PROCEEDINGS........................................       10
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......       10

PART II

  ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.       11
  ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.....................       12
  ITEM 7.  FINANCIAL STATEMENTS.....................................       18
  ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
           ON ACCOUNTING AND FINANCIAL DISCLOSURE...................       18

PART III

  ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF
           THE EXCHANGE ACT.........................................       18
  ITEM 10. EXECUTIVE COMPENSATION...................................       18
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
           OWNERS AND MANAGEMENT....................................       18
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........       19
  ITEM 13. EXHIBITS AND REPORTS OF FORM 8-K.........................       19

SIGNATURES

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 18 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General and Development of Business

     Grill Concepts, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November of 1985. The Company was originally incorporated under the name "Uno Concepts, Inc." In December of 1992, the Company changed its name to "Magellan Restaurant Systems, Inc." and, in May of 1993, the Company "went public" pursuant to a merger with MRS Funding, Inc.

     In March of 1995, the Company consummated an exchange (the "Exchange") pursuant to which the Company issued 8,500,000 shares of Common Stock in exchange for 100% of the outstanding stock of Grill Concepts, Inc., a California corporation ("GCI"). Following the Exchange, the Company changed its name to "Grill Concepts, Inc.," management of GCI assumed effective management and control of the Company and the Company effectively altered its future operating plans to emphasize the expansion of the "Daily Grill" restaurant format of GCI. The Company, prior to the Exchange, is sometimes referred to herein as "Magellan."

     The Company presently operates fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno Restaurants, The Grill on the Alley, and a Rhino Chasers brew pub/restaurant. With the exception of Rhino Chasers and one Daily Grill, both of which are operated at Los Angeles International Airport ("LAX") pursuant to a venture with CA One Services, Inc. ("CA One"), and the three Pizzeria Uno Restaurants which are operated pursuant to franchise agreements, each of the Company's restaurants is owned and operated on a non-franchise basis solely by the Company. The Company plans to open one additional Daily Grill restaurant during 1997 and is in negotiations with a potential partner with respect to the opening of "The Grill" in San Jose, California.

Daily Grill Restaurants

     Background. The Company, through its subsidiary, GCI, and through The Airport Grill LLC (the "Airport LLC"), owns and operates eight existing Daily Grill restaurants in Southern California and one in Washington, D.C.. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was acquired by the Company during 1996. See "The Grill on the Alley." The Grill on the Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants. The Daily Grill motto is "Satisfaction Served Daily."

     Restaurant  Sites.  The  Company   presently   operates  nine  Daily  Grill
restaurants which opened in the following months and years:

                Location                             Opened
      ---------------------------------          ----------------

      Brentwood, California                      September 1988
      Los Angeles, California                    April 1990
      Newport Beach, California                  April 1991
      Encino, California                         April 1992
      Studio City, California                    August 1993
      Palm Desert, California                    January 1994
      Irvine, California                         September 1996
      Los Angeles International Airport(1)       January 1997
      Washington, D.C.                           March 1997

     All Daily Grill restaurants are presently open for lunch and dinner seven days a week with the LAX Daily Grill also open for breakfast.

     Each Daily Grill restaurant is located in leased facilities. Site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Each site must have sufficient traffic such that management believes the site can support at least twelve strong meal periods a week (i.e., five lunches and seven dinners). Preferred Daily Grill sites, which characterize the existing restaurants (other than the LAX Daily Grill), are high-end, mid-size retail shopping malls in large residential areas with significant daytime office populations and some entertainment facilities. Historically, Daily Grill restaurants have been anchor tenants at high profile malls and, therefore, have received significant tenant improvement allowances.

     Existing Daily Grill restaurants (other than the LAX Daily Grill) range in size from 3,750 to 6,000 square feet, of which approximately 2,000 square feet is devoted to kitchen and service areas, and seat between 100 and 250 persons. Opening costs of existing restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $1.2 million per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers the same extensive menu featuring over 100 items (the LAX Daily Grill also offers a breakfast menu). The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's, in contrast to the "nouvelle cuisine" and diet meal fads of the 1980's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, chicken hash, meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

         Entrees range in price from $8.25 for an "original" beef dip sandwich to $19.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $12 per person and the average dinner check is $15 per person, including beverage. Each Daily Grill restaurant also offers a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service.

         Proprietary recipes have been developed for substantially all of the items offered on the Daily Grill menu. The same recipes are used at each location and all chefs undergo extensive training in order to assure consistency and quality in the preparation of food. Virtually all of the menu items offered at the Daily Grill are cooked from scratch utilizing fresh food ingredients. The Company's management believes that its standards for ingredients and the preparation of menu items are among the most stringent in the industry.

------------------------

1 The Daily Grill restaurant at Los Angeles International Airport is operated by The Airport Grill LLC, a limited liability company in which the Company owns a 51% interest. See "The Airport Grill LLC - LAX Daily Grill."

     Each Daily Grill restaurant has up to seven cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a "point-of-sale" computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

     Atmosphere and Service. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is an open kitchen adjacent to tables, booths and/or counters. The open kitchen setting emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level".

         The feeling of comfort and tradition is enhanced by the restaurant policy of not requiring reservations except for groups of six or more. As a result, patrons are served on a first-come-first-served basis and never have to wait for a table while a vacant table is being held for patrons with reservations.

         The attention to detail and quality of the decor is carried through to the professional service. All Daily Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Daily Grill employee is taught that at the Daily Grill "the guest is always right." The Daily Grill's policy is to accommodate all guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that the Company's philosophy of guest service is adhered to, all Daily Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in the Company's procedures and policies but in every aspect of Daily Grill operations. The Company's policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just under 70% per year for hourly employees, considerably below the industry average which management believes to be approximately 125%.

     The Company believes that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that as many as 70% of the guests at the Daily Grills which have been open for over a year represent repeat business, and many guests have become "regulars" in the tradition of the neighborhood restaurant.

The Airport Grill LLC

     Operating Agreement. In March of 1995, the Company entered into an operating agreement (the "Operating Agreement") with CA One Services, Inc., a major national airport concessionaire and division of Delaware North Companies, Inc. Pursuant to the Operating Agreement, the Company and CA One Services formed The Airport Grill LLC (the "Airport LLC") to own and operate restaurants within Los Angeles International Airport ("LAX"). Under the Operating Agreement, CA One Services is advancing all required capital to open and operate one or more restaurants, other than certain minimum capital ($10,200) which the Company contributed, and the Company will provide certain managerial oversight and assistance. Profits of the Airport LLC will be shared 51% by the Company and 49% by CA One Services after the payment of a management fee equal to 4% of gross revenues to each of the Company and CA One Services and after the repayment of CA One Services' advances to the Airport LLC, with interest.

     Rhino Chasers. In October of 1995, the Airport LLC opened its first restaurant in LAX, "Rhino Chasers" brew pub restaurant/bar. Rhino Chasers features hand-crafted beer and a selection of foods developed by the Company specifically for such restaurant.

     Rhino Chasers occupies approximately 1,756 square feet in Terminal One of LAX and seats up to 60 persons. Rhino Chasers is designed to offer a casual, friendly and entertaining atmosphere for travelers to enjoy a casual meal and drinks at moderate prices. Entree selections currently range in price from approximately $4.95 to $7.95, with an average cost per person per meal, including beverage, of approximately $9.00. Based on operating results to date, approximately 49% of Rhino Chasers' revenues have been attributable to alcohol sales with the remaining sales being attributable to food and non-alcoholic beverages.

     Rhino Chasers employs two full time managers and approximately 24 part-time and full-time employees. Rhino Chasers is open from 5:30 a.m. to 11:00 p.m., seven days per week.

     LAX Daily Grill. In January of 1997, the Airport LLC opened a Daily Grill restaurant in the International Terminal of LAX ("LAX Daily Grill"). The LAX Daily Grill is an 8,300 square foot full-service restaurant seating approximately 300 persons.

The Grill on the Alley

     In April of 1996, the Company acquired, for 850,000 shares of common stock, The Grill on the Alley ("The Grill") from a partnership the managing partner of which was controlled by the Company's principal shareholders and directors (Robert Spivak, Michael Weinstock and Richard Shapiro). From 1995 until the acquisition of The Grill, the Company provided management services for The Grill for a management fee equal to 5% of the revenues of The Grill.

     The Grill is an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Daily Grill restaurants. The Grill is set in the traditional style of the old-time grills of New York and San Francisco, with black-and-white marbled floors, polished wooden booths and deep green upholstery. In 1995, The Grill was inducted into Nation's Restaurant News' Fine Dining Hall of Fame and was described by W Magazine as "home of the quintessential Beverly Hills power lunch." The Grill offers five-star American cuisine and uncompromising service in a comfortable, dignified atmosphere. See "Daily Grill Restaurants."

The Pizza Restaurants

     Restaurants. Through its wholly-owned subsidiaries, the Company presently operates three "Pizzeria Uno Restaurant & Bar" locations. The Company's present Pizza Restaurants are located in the following cities and were opened in the months and years indicated:

              Location                               Opened
     ----------------------------               ---------------

     South Plainfield, New Jersey               January, 1987
     Media, Pennsylvania                        February, 1987
     Cherry Hill, New Jersey                    March, 1990

     The Company's Pizza Restaurants are operated in accordance with certain guidelines established, and managerial assistance and training provided, by the Franchisor. See "- The Franchise Agreements" below.

     The Pizza Restaurants offer a diverse menu in accordance with guidelines established by the Franchisor, featuring gourmet, Chicago-style deep-dish pizzas, filled with ingredients such as fresh meats, spices, vegetables and cheese and baked to order based on proprietary recipes of the Franchisor. The Pizza Restaurants also offer a variety of sandwiches, hamburgers, appetizers, salads, desserts and beverages, including a full liquor selection. All of the menu items offered by the Pizza Restaurants are also available for delivery or carry-out. Delivery service is provided by third parties pursuant to contractual arrangements.

     The Pizza Restaurants are characterized by a casual, friendly and entertaining atmosphere, full and efficient service, and high-quality menu items at moderate prices. Entree selections currently range in price from approximately $4.95 to $8.95, with an average cost per person per meal, including beverage, of approximately $6.25 for lunch and $9.25 for dinner.

     The Pizza Restaurants are located in suburban areas in leased premises. The Pizza Restaurants range in size from approximately 5,300 square feet to approximately 7,900 square feet, including a bar and lounge area, and have seating capacities ranging from 180 to 200 customers. Each of the Pizza Restaurants employs between three and four full time managers and assistant managers and between 45 and 85 part-time and full-time employees. The Pizza Restaurants are generally open from 11:00 a.m. to midnight, seven days per week, except on Friday and Saturday when the Pizza Restaurants remain open until 1:00 a.m.

     The Franchise Agreements. The Company acquired the rights to operate under the "Pizzeria Uno" name and use certain proprietary recipes and procedures pursuant to three separate franchise agreements (the "Franchise Agreements") between the Company or its subsidiaries and the Franchisor, a national operator and franchisor of "Pizzeria Uno" restaurants.

     Pursuant to the Franchise Agreements, the Company has the exclusive rights to utilize the proprietary marks, recipes, procedures and system developed by the Franchisor within a three mile radius of the Pizza Restaurants' designated locations. The Franchise Agreements each have a term of 20 years with three successive ten-year renewal periods at the option of the Company, provided that the agreements have not previously been terminated.

     In addition to use of the "Pizzeria Uno" name and mark and proprietary recipes, the Franchise Agreements entitle the Company to certain initial and ongoing services to be provided by the Franchisor. The Franchisor is also obligated to conduct ongoing national, regional and local advertising and promotions utilizing advertising fees paid by its various franchisees.

     The Company, in turn, is obligated to comply with the guidelines set forth in the Franchisor's Operating Manual and to maintain its confidentiality. Among the various guidelines and prohibitions imposed on the Company pursuant to the Franchise Agreements and the Manual are minimum insurance requirements, noncompetition provisions, confidentiality requirements, product offering requirements, physical appearance requirements, trade name and trademark protection requirements, local advertising requirements, and operating requirements, among others. The Company is also obligated to pay certain ongoing fees in order to retain its franchises. Such ongoing fees consist of a continuing license fee (5% of gross revenues), subject to certain prescribed periodic minimum amounts, an advertising fee (1% of gross revenues) and the expenditure of certain minimum amounts on local advertising and promotion (2% of gross revenues).

Business Expansion

     The Company's expansion plans focus on the addition of Daily Grill restaurants.

     During 1996, management reviewed possible expansion into new markets and will continue to do so in the future. Such review will entail careful analysis of potential locations to assure that the demographic make-up and general setting of new restaurants is consistent with the patterns which have proven successful at the existing Daily Grills. While the general appearance and operations of future Daily Grills are expected to conform generally to those of existing facilities, the Company intends to monitor the results of any modifications to its existing restaurants and to incorporate any successful modifications into future restaurants. All future Daily Grill restaurants are expected to feature full bar service.

     In March of 1997, the Company opened its first East Coast Daily Grill in Washington, D.C. at an estimated cost of $1.5 million. In order to establish market presence and economies of scale, the Company plans to open one additional Daily Grill restaurant in the greater-Washington, D.C. market during 1997 and intends to evaluate the opening of additional restaurants in such market over the next five years. The Company will continue to evaluate sites for future restaurants and, while management has not selected sites for such additional restaurants, the Company has targeted Chicago, San Francisco and Las Vegas as potential markets for future expansion. Management anticipates that the cost to open additional Daily Grill restaurants will range from $0.8 to $1.4 million per restaurant, with each restaurant expected to be approximately 5,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion. There can be no assurance, however, that the Company will be successful in opening additional Daily Grill restaurants in the cities or at the costs indicated, or, even if such restaurants can be opened at such costs, that such restaurants can be operated on a profitable basis.

     During 1995, the Company entered into the Operating Agreement with CA One Services, Inc., pursuant to which the Airport LLC was formed to own and operate restaurants within Los Angeles International Airport, and the rights to operate a Daily Grill restaurant at LAX were granted to the Airport LLC by the City of Los Angeles. Pursuant to such arrangement, CA One Services is advancing all required capital to open and operate restaurants, other than $10,200 which the Company has contributed, and the Company will provide certain managerial oversight and assistance. Profits of the Airport LLC will be shared in accordance with the Operating Agreement. See "The Airport Grill LLC - Operating Agreement." Airport LLC presently operates a Rhino Chasers brew pub restaurant/bar in Terminal One of LAX, which opened in October of 1995, and the LAX Daily Grill, which opened in January of 1997. At this time, the Company, and the Airport LLC, have no plans to open additional restaurants at LAX or other airports. However, the Company, and or the Airport LLC, may evaluate the opening and operation of additional restaurants where favorable opportunities become available in airports and other locations.

     The Company is presently in negotiations with a potential partner with respect to the possible opening of "The Grill" in San Jose, patterned after The Grill on the Alley. While management presently plans to open "The Grill" in San Jose before the end of 1997 and expects that its partner will contribute a disproportionate share of the costs of opening such restaurant, negotiations are still in progress and there is no assurance that the Company will be able to enter into an acceptable partnership arrangement to fund or operate "The Grill" or that such restaurant will in fact open during 1997, or ever.

Restaurant Management

     The Company strives to maintain quality and consistency in its restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The Company believes that its concept and high sales volume enable it to attract quality, experienced restaurant management and hourly personnel. The Company has experienced a relatively low turnover at every level at its Daily Grill restaurants. See "- Daily Grill Restaurants" above.

     Daily Grill. Each Daily Grill restaurant is managed by one general manager and one or two managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with the Company. The general manager has primary responsibility for the operation of the restaurant and reports directly to the Company's Vice President - Western Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 85 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     The Company maintains financial and accounting controls for each Daily Grill restaurant through the use of a "point-of-sale" computer system integrated with centralized accounting and management information systems. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receive these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control.

     All managers participate in a comprehensive seven week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, customer service, food and beverage service, safety policies and employee relations. In addition, the Company has developed training courses for assistant managers and chefs. The Company typically has a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. The Company's senior management meets bi-weekly with each restaurant management team to discuss business issues, new ideas and revisit the manager's manual. Overall performance at each location is also monitored with shoppers' reports and third party quality control reviews. Two or three times every month, an independent service is paid to go to each location and prepare a report on every aspect of the meal, the service and the ambiance.

     Servers at each restaurant participate in approximately three weeks of training during which the employee works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and customer satisfaction. Experienced servers are given responsibility for training new employees and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach which contributes to a lower turnover rate among employees. Representatives of corporate management regularly visit the restaurants to ensure that the Company's philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

     LAX Restaurants. The LAX Daily Grill is operated under the direction of a general manager designated and employed by the Company. Management and operation of the LAX Daily Grill is similar to the other Daily Grill restaurants with a larger staff to accommodate the larger size of the LAX Daily Grill, including one general manager, four managers, a chef and two sous chefs.

     CA One has primary responsibility for the operations of Rhino Chasers. The staff of Rhino Chasers consists of two managers and approximately 24 hourly employees, most of whom are part-time employees.

     Pizza Restaurants. The staff of the Company's Pizza Restaurants consists of between three and four managers and between 40 and 85 hourly employees, most of whom are part-time employees, per location.

     All managers of the Pizza Restaurants participate in an onsite training program and are provided with the Franchisor's Operating Manual. Additionally, selected management personnel participate in periodic meetings conducted by the Franchisor focusing on marketing, new products and other aspects of business management.

     The Company's has a director of operations who oversees and supervises the operations of each of the Company's Pizza Restaurants, providing ongoing guidance and assistance to managers as necessary. Additionally, field-service supervisors of the Franchisor periodically visit and inspect the operations of the Pizza Restaurants to assure compliance with the quality, service and other standards imposed by the Franchisor.

Purchasing

     Daily Grill. The Company has developed proprietary recipes for substantially all the items served at its Daily Grill restaurants. In order to assure quality and consistency at each of the Daily Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by the Company's Food and Beverage Director. Because of the Daily Grill's emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a Daily Grill recipe and delivers twice daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, the Company is working with outside suppliers to produce a limited number of selected proprietary items such as salad dressings and seasoning combinations.

         The Company utilizes its point-of-sale computer system to monitor inventory levels and sales, then orders food ingredients daily based on such levels. The Company employs contract purchasing in order to lock in food prices and reduce short term exposure to price increases. The Company's Vice President
- Executive Chef establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President Executive Chef, in conjunction with the Company's team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

     Pizza Restaurants. The Company has no contracts governing purchases of food and beverage supplies but negotiates purchases for its Pizza Restaurants directly with suppliers, often with the assistance of the Franchisor. Such purchases cover all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices.

Advertising and Marketing

     Daily Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill restaurants. Daily Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 1996, expenditures for advertising and promotion were approximately 2.2% of gross revenues.

     In 1996, the Company expanded and formalized its marketing efforts with the hiring of an in-house marketing director and the retention of a national consumer research firm to coordinate the Company's future advertising and marketing efforts and to facilitate expansion into new markets. The Company's marketing director is responsible for advertising, public relations and a wide range of marketing-related activities. The Company also retained Pulse Marketing, a nationally known consumer research firm, during 1996 to undertake research designed to facilitate successful expansion into new markets.

     Pizza Restaurants. The Company participates in local and regional/national advertising programs, including paying certain advertising fees (1% of gross revenues) to the Franchisor and spending certain minimum amounts for local advertising (2% of gross revenues) as required by the Franchise Agreements. See "The Pizza Restaurants - Franchise Agreements."

     The Company budgets an average of 3% of Pizza Restaurant sales annually for advertising and promotion. The Company's primary marketing philosophy is to create an enjoyable, fun dining atmosphere and rely on word-of-mouth to attract customers.

Competition

     The Daily Grill restaurants compete within the rapidly growing mid-price, full-service casual dining segment. The Daily Grill's competitors include national and regional chains, as well as local owner-operated restaurants. The primary competitors to the Company's Pizza Restaurants are casual theme restaurant chains including Friday's and the Olive Garden. Rhino Chasers' competition is limited to restaurants and bars within the commuter terminal of LAX and the LAX Daily Grill's competition is limited to restaurants in the international terminal of LAX.

     The  restaurant  business  is highly  competitive  with  respect  to price, service, restaurant location and food quality and is affected by changes in consumer tastes, economic conditions and population and traffic patterns. The Company believes it competes favorably with respect to these factors. However, many of its competitors have been in existence longer than the Company, have a more established market presence and have substantially greater financial, marketing and other resources, which may give them certain competitive advantages. The Company believes that its ability to compete effectively will continue to depend in large measure on its ability to offer a diverse selection of high quality, fresh food products with an attractive price/value relationship served in a friendly atmosphere.

     Management believes that its affiliation with, and operation under the name of, "Pizzeria Uno" provides certain competitive advantages to the Company's Pizza Restaurants. Management believes that the quality products, friendly full-service atmosphere, diverse menu and moderate prices associated with Pizzeria Uno restaurants, and the Company's Pizza Restaurants in particular, enables the Company to compete effectively with other local and national-chain restaurants. Employees

     The Company and its subsidiaries employ approximately 700 people, 16 of whom are corporate personnel and 49 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 350 are full-time employees, with the remainder being part-time employees.

     None of the Company's employees are represented by labor unions or are subject to collective bargaining or other similar agreements. Management believes that its employee relations are good at the present time.

Trademarks and Service Marks

     The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Daily Grill" mark and logo and its "Satisfaction Served Daily" mark with the United States Patent and Trademark Office as service marks for restaurant service, and has secured California state registration of such marks. The Company's policy is to pursue registration of its marks and to oppose strenuously any infringement.

     Pursuant to the Franchise Agreements, the Company's Pizza Restaurants operate under the "Pizzeria Uno" trademark and service marks. The Franchisor has undertaken to keep in place and renew, as necessary, its trademark registrations and to vigorously oppose any infringements of its marks.

Government Regulation

     The Company is subject to various federal, state and local laws affecting its business. Each of the Company's restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety, and fire agencies in the state or municipality in which the restaurants are located. Difficulties or failures in obtaining or renewing the required licenses or approvals could result in temporary or permanent closure of the Company's restaurants.

     Alcoholic beverage control regulations require each of the Company's restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of the Company's restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages.

     The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which served alcoholic beverages to such person. In addition to potential liability under "dram-shop" statutes, a number of states recognize a common-law negligence action against persons or establishments which serve alcoholic beverages where injuries are sustained by a third party as a result of the conduct of an intoxicated person. The Company presently carries liquor liability coverage as part of its existing comprehensive general liability insurance.

     Various federal and state labor laws govern the Company's relationship with its employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting requirements for employees who receive gratuities, could be detrimental to the economic viability of the Company's restaurants. Management is not aware of any environmental regulations that have had a material effect on the Company to date.

ITEM 2. DESCRIPTION OF PROPERTIES

     With the exception of the Company's Cherry Hill Pizza Restaurant, all of the Company's restaurants are located in space leased from parties unaffiliated with the Company. The leases have initial terms ranging from 10 to 25 years, with varying renewal options on all but one of such leases. Each of the leases provides for a base rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See "Description of Business."

     The Company's Cherry Hill Pizza Restaurant is located in space leased from Denbob Corporation, a corporation controlled by the Company's chairman, Robert
L. Wechsler.

     The Company's executive offices are located in 2,000 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party on a month-to-month basis. The Company is presently in negotiations to lease an additional 1,000 square feet of office space adjoining its existing offices.

     The Company also maintains east coast offices in a building located in Cherry Hill, New Jersey. Such offices are rented on a month-to-month basis for $400 per month from the same affiliated company from which the Company leases, and are located in the same complex as, the Cherry Hill restaurant.

     Management believes that, with the addition of the office space noted above, the Company's existing restaurant and executive office space is adequate to support current operations. The Company intends to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support its future growth plans.

ITEM 3. LEGAL PROCEEDINGS

     The Company from time to time is involved in various claims and legal actions arising in the ordinary course of business, including actions filed pursuant to "dram-shop" laws. None of such claims or legal actions which have arisen to date is material in the opinion of management.

     The Company is not presently a party to any material pending litigation nor is the management of the Company aware of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 29, 1996.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The Company's common stock commenced quotation on Nasdaq under the symbol "MGRS" on December 8, 1993. Prior to such date, the Company's common stock was quoted in the over-the-counter market on the NASD Bulletin Board. Prior to the commencement of quotations on Nasdaq, the trading market in the Company's common stock was sporadic. The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                     High             Low
                                    -------         -------

1995  -  First Quarter              3-1/32          2
         Second Quarter             2                 7/8
         Third Quarter              1-13/16         1-1/16
         Fourth Quarter             1-3/4           1-1/32
1996  -  First Quarter              1-1/2           1-3/16
         Second Quarter             1-21/32         1-3/16
         Third Quarter              3-3/8           1-17/32
         Fourth Quarter             3-7/16          1-5/16

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 10, 1997, the bid price of the Common Stock was $1-5/32.

     As of March 10, 1997, there were approximately 441 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 18 of this Form 10-KSB.

General

     The following discussion relates to the historical operating results and financial condition of the Company since the Exchange, the pro forma combined operating results and financial condition of the Company giving effect to the Exchange and the acquisition of The Grill and, where appropriate, to the historical operating results and financial condition of Magellan and GCI. See "Description of Business." All references herein, whether of a historical nature or a prospective nature, unless otherwise noted, are to the Company, and reflect the combined entity including both Magellan and GCI.

     During the fiscal year ended  December  29,  1996,  the  Company  owned and operated a total of twelve restaurants, consisting of seven Daily Grill restaurants, three Pizza Uno restaurants, The Grill and Rhino Chasers brew pub/restaurant. During the fiscal year ended December 31, 1995, Magellan owned and operated three franchised "Pizzeria Uno" restaurants (the "Pizza Restaurants") and was a 51% partner in a partnership which owned and operated Tailgators Sports Pub ("Tailgators"). During the same period, GCI owned and operated six Daily Grill restaurants. In March of 1995, Magellan consummated an exchange pursuant to which it acquired all of the stock of GCI. See "Description of Business."

     Due to the Exchange explained in the Notes to Consolidated Financial Statements, the results of operations for the 53 week period ended December 31, 1995 include the operations of GCI for the entire 53 week period while reflecting the operations of Magellan for only 43 weeks from March 3, 1995 (the Exchange date) to December 31, 1995. Therefore, 1995 results include operations for a 43 week period of three Pizzeria Uno restaurants and Tailgators (the Pizzeria Uno restaurants and Tailgators are collectively referred to as the "Magellan Units"), in addition to the operation for the entire 53 week period of six Daily Grill restaurants and for the period from October 15, 1995 to December 31, 1995 of Rhino Chasers.

     Revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 80% of combined 1996 sales were food and 20% were beverage. Revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     The Company's expenses are comprised primarily of cost of food and beverages, payroll and restaurant operating expenses, including rent, occupancy costs and franchise fees. The largest expenses of the Company are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at the Company's restaurants. While the Franchisor of the Company's Pizza Restaurants, Pizzeria Uno Corporation, specifies the menu items which must be offered by the Company, as well as the recipes and procedures to be utilized in preparing various menu items, the Company is generally not required to purchase ingredients from the Franchisor. However, certain key ingredients are proprietary in nature and may be acquired only from certain distributors which sell such ingredients under private label for the Franchisor. Restaurant operating expenses consist primarily of wages paid to part-time and full-time employees, rent, utilities, insurance and taxes.

     In addition to its cost of food and beverages and normal restaurant operating expenses, the Company has paid, and is obligated to pay, certain fees to its Franchisor as well as certain minimum advertising expenses. Pursuant to the Company's Franchise Agreements, the Company pays a continuing license fee with respect to each of its Pizza Restaurants, an advertising fee and is required to expend certain minimum amounts on local advertising and promotion. See "Description of Business - The Pizza Restaurants -- The Franchise Agreements."

     The Company's balance sheet and results of operations at and for the year ended December 29, 1996 reflect the capitalization and amortization of costs of acquiring liquor licenses. The Company at December 29, 1996 had capitalized and unamortized costs of obtaining its various liquor licenses totaling approximately $720,000. Such costs consist primarily of amounts paid to purchase such licenses. The Company is amortizing the capitalized cost of its liquor licenses over a forty year period. Additionally, the Company capitalizes and amortizes pre-opening expenses incurred prior to the opening of each of its restaurants. Such pre-opening expenses are amortized ratably over a twelve month period commencing when each restaurant opens. The Company had $121,000 of capitalized and unamortized pre-opening expenses remaining on its balance sheet at December 29, 1996. In connection with acquisition of The Grill during 1996, the Company capitalized $171,000 of goodwill which is being amortized over a thirty year period. As each of the foregoing items involves the payment of certain amounts in advance and the expensing of such amounts in subsequent years, the Company's operating results reflect significant amortization expense which does not affect the Company's operating cash flows. Prior to 1996, the Company had capitalized and was amortizing goodwill arising in connection with the Exchange. During 1995, goodwill arising from the Exchange of approximately $2.0 million was being amortized over thirty years. During the fourth quarter of 1996, the Company wrote-off the remaining unamortized goodwill arising in connection with the Exchange.

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations -- Fiscal Year 1996 Compared to Fiscal Year 1995

     The following table sets forth certain items from the Company's Statements of Operations during 1996 and 1995:

                                            1996                    1995
                                 -----------------------   -----------------------
                                     Amount         %         Amount          %
                                 --------------   ------   -------------   -------
                                 (in thousands)            (in thousands)
Sales                                $22,744     100.0%     $20,253       100.0 %
Cost of sales                         36,210      27.3        5,437        26.8
                                     --------------------------------------------
Gross profit                          16,534      72.7       14,816        73.2
                                     --------------------------------------------
Restaurant operating expense          13,970      61.4       12,109        59.8
General and administrative expense     2,172       9.6        1,717         8.5
Depreciation and amortization            867       3.8          792         3.9
Unusual charges                        2,052       9.0            -         0.0
                                     --------------------------------------------
Total operating expenses              19,061      83.8       14,618        72.2
                                     --------------------------------------------
Operating income (loss)               (2,528)    (11.1)         198         1.0
Non-recurring acquisition costs          231       1.0            -         0.0
Interest expense, net                     86       0.4          127         0.6
                                     --------------------------------------------
Income (loss) before income tax       (2,845)    (12.5)          71         0.3
Provision for taxes                        8       0.0            8         0.0
                                     --------------------------------------------
Net income (loss)                     (2,853)    (12.5)          63         0.3

     Sales. The Company's revenues for 1996 increased 12.3% to $22.7 million from $20.2 million in 1995. The increase in revenues was primarily attributable to (1) the inclusion of the Pizzeria Uno restaurants for all of 1996 as compared to 43 weeks of operations for 1995 ($1.0 million), (2) the addition of The Grill during the last three quarters of 1996 ($2.4 million), and (3) operation of one additional Daily Grill restaurant (Irvine) commencing September 23, 1996 ($0.6 million). The increase in revenues from the addition of restaurants was partially offset by the closing of Tailgators (0.9 million). The six Daily Grill locations which were open during all of fiscal 1996 and 1995 reported an aggregate 3% decrease in same store sales from 1995 to 1996, 2% of which was attributable to 1995 being a 53 week year as opposed to 52 weeks in the 1996 fiscal year.

     On a pro forma basis, assuming the consummation of the Exchange and the acquisition of The Grill at December 25, 1994, the combined operations of GCI, Magellan and The Grill produced revenues of $23.6 million in 1996 as compared to $24.3 million in 1995, a 3% decrease. The decrease in pro forma revenues was attributable to the closing of Tailgators which was partially offset by the opening of an additional Daily Grill.

     Cost of Sales and Gross Profit. While revenues increased by 12.3% ($2.5 million) in 1996 as compared to 1995, cost of sales increased by 14.2% ($0.7 million) and increased as a percentage of sales from 26.8% to 27.3%. The increase in cost of sales as a percentage of revenues was attributable to increased food costs during the third quarter, which have now returned to previous levels, plus the acquisition of The Grill which has historically experienced a 31% cost of sales as compared to approximately 27% cost of sales for Daily Grill. The higher cost of sales at The Grill is offset by lower labor costs.

     As a result, gross profit increased 11.6% from $14.8 million (73.2% of sales) in 1995 to $16.5 million (72.7% of sales) in 1996.

     Operating Expenses and Operating Results. While sales increased 12.3% and gross profit increased 11.6%, total operating expenses rose 30.5% to $19.1 million in 1996 (representing 83.8% of sales) from $14.6 million in 1995 (representing 72.2% of sales). This increase in operating expense percentages was primarily attributable to a one-time unusual charge of $2.1 million reflecting the write-off of goodwill capitalized in connection with the Exchange and other costs.

     Restaurant operating expenses increased 15.4% to $13.9 million in 1996 from $12.1 million in 1995. As a percentage of sales, restaurant operating expenses represented 61.4% and 59.8%, respectively, in 1996 and 1995.

     General and administrative expenses increased 26.5% to represent 9.6% of sales in 1996 as compared to 8.5% of sales in 1995. The increase in this category reflects hiring of additional management and support personnel and increased executive and office salaries (up $0.2 million), increased insurance cost attributable to the receipt of a substantially lower workers compensation insurance dividend during 1996 ($0.1 million), and the elimination of management fees from The Grill ($0.1 million) which previously were offset against general and administrative expense.

     Other Income and Expenses and Net Income. Net interest expense decreased by approximately $41,000 due to increased interest income and the conversion of outstanding Debentures at the time of the Exchange.

     The Company also reported a one-time charge during 1996 of $231,000 for the costs associated with the attempted acquisition of certain assets of Hamburger Hamlet Restaurants, Inc., which acquisition was abandoned during the third quarter.

     As a result of the above, the Company reported a loss of $2.8 million during 1996 as compared to net income of $63,000 for 1995. On a pro forma basis, assuming the consummation of the Exchange and the acquisition of The Grill at December 25, 1994, the combined operations of GCI, Magellan and The Grill produced a loss of $2.8 million in 1996 compared with a loss of $0.1 million in 1995.

Liquidity and Capital Resources

     At December 29, 1996, the Company had a working capital deficit of $1.2 million and a cash balance of $0.4 million as compared to a working capital deficit of $0.9 million and a cash balance of $0.6 million at December 31, 1995. The variance in the Company's working capital and cash was primarily attributable to the payment of costs associated with the opening of two new stores during the second half of 1996 and the first quarter of 1997, which costs were partially offset by the sale of $2.15 million of convertible preferred stock during 1996.

     As a result of the Exchange, in March of 1995, the financial resources, operations and obligations of Magellan and GCI were combined. Following the Exchange, the Company assumed GCI's business plan and the primary obligations of the Company were those of GCI.

     Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and the issuance of warrants and loans and tenant allowances from certain of its landlords. At December 29, 1996, the Company had existing bank borrowing of $1.1 million, an SBA loan of $0.16 million, loans from stockholders/officers of $0.08 million and loans/advances from landlords and others of $0.14 million.

     On April 30, 1995, $1.6 million of the Company's bank borrowings was termed out over a 5-year period payable in 60 equal monthly installments of $26,667 which began on April 30, 1995, with all remaining principal amounts due on March 31, 2000. Interest is payable monthly at a variable rate equal to the lender's reference rate plus 0.625% (8.875% at December 29, 1996). The Company has an additional $1,000,000 line of credit which has been extended through May 1998. All amounts owing under the bank loan and credit line have been guaranteed by trusts maintained by each of Richard Shapiro and Michael Weinstock and are secured by first priority liens on the Company's equipment, fixtures, inventory, receivables, contract rights and general intangibles (whether now owned or acquired in the future), together with the proceeds thereof.

     Under the terms of the credit line, the Company is permitted to use credit line funds only for repayment of existing term debt, general working capital and bridge financing for new acquisitions and capital expenditures. Among other things, the bank loan and the credit line require the Company to maintain certain financial ratios and insurance coverage. In addition, unless the lender's consent is obtained, the Company must conduct its operations consistent with various affirmative and negative covenants of the type often found in bank lending agreements. Also, any debt to stockholders of the Company must be subordinated to repayment of the bank loan and credit line.

     In April of 1995, the Company received $178,000 of proceeds from a Small Business Administration loan in connection with earthquake damage sustained during the first quarter of 1994. The SBA loan is repayable with interest at 4% in monthly installments of $1,648. $140,000 of such proceeds were used to reduce existing shareholder debt.

     During 1996, the Company and its subsidiaries were obligated under fifteen leases covering the premises in which the Company's Daily Grill, Pizza Restaurants, Rhino Chasers and Tailgators are located as well as leases on its executive offices and an office in Cherry Hill, New Jersey. Such restaurant leases, other than the Rhino Chasers lease, and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $1.5 million in 1996, with varying escalation and percentage rent clauses in each of the restaurant leases. Included in the rental payments during 1996 was $32,000 paid with respect to the Irvine Daily Grill which opened in September of 1996. The Rhino Chasers lease contains no minimum rent provisions but obligates Airport LLC to pay rentals in an amount equal to 16.5% of sales. In March of 1996, the Company entered into a lease for a new Daily Grill restaurant in Washington, D.C. which began operations in March of 1997. Additionally, Airport LLC, which operates restaurants at LAX with CA One, is obligated under a lease covering the LAX Daily Grill which opened in January of 1997 and provides rental payments in an amount equal to 16.5% of sales. Minimum rental payments during 1997 on existing leases total $1.8 million.

     As noted above, management of the Company determined to sell or close Tailgators and, based on that determination, closed Tailgators in January of 1996. The Company is a general partner of the partnership which is the tenant under the lease on the Tailgators' premises, which lease provides for variable annual rentals based on the mortgage payments with respect to the property plus a percentage of the partnership's cash flow with current monthly payments being approximately $11,000. The Company has made no lease payments with respect to the Tailgators lease since May of 1996. The Company may be obligated for all or a portion of the balance of any lease obligations thereunder. In connection with the contemplated sale or closure, the Company has entered into negotiations with the landlord of the Tailgators site to secure a written release from liability under the lease; the Company believes that conditions and circumstances exist which may mitigate its obligations which would otherwise exist under the lease. See "Management's Discussion and Analysis -- Certain Factors Affecting Future Operations."

     The Company presently anticipates opening two new restaurants during 1997, in addition to the LAX Daily Grill which opened in January of 1997 and the Washington, D.C. Daily Grill which opened in March of 1997. No leases have been entered into with respect to additional Daily Grill locations. However, the Company expects to open one additional Daily Grill store in the greater-Washington, D.C. area and is in negotiations with a potential partner with respect to opening "The Grill" in San Jose, California. The cost of opening new Daily Grill restaurants is anticipated to be between $800,000 and $1,400,000 per site depending upon the location and available tenant allowances. Pursuant to the ongoing negotiations with a potential partner, the Company expects that its partner would pay a disproportionate share of the costs associated with opening "The Grill" should such plans materialize.

     In order to finance restaurant openings during 1996 and the first quarter of 1997, the Company conducted two offerings of convertible preferred stock during 1996. The offerings provided net proceeds to the Company of approximately $1.97 million.

     In June of 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion, subject to certain floors and limitations on conversion. The preferred shares are entitled to receive a 10% cumulative dividend payable semi-annually until the preferred shares are either redeemed or converted. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price. As of December 29, 1996, 800 shares of Series A Preferred Stock had been converted resulting in the issuance of 433,288 shares of common stock and $700,000 in face amount of Series A Preferred Stock remained outstanding.

     In connection with the placement of the Series A preferred shares, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant provided that the closing bid price of the Company's common stock has equaled or exceeded $4.50 per share for 20 trading days.

     In December of 1996, the Company completed an offering of $650,000 of Series B Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and, 181 or more days - 80%. Any conversions for which the conversion price is less than $1.00 per share shall be subject to the right of the Company to redeem the preferred shares at $10,600 per share if notice of conversion is submitted prior to the 90th day following the issuance of the preferred shares and at $11,000 per share where notice of conversion is submitted on or after 90 days following issuance. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption, provided, however, that with respect to any preferred shares converted prior to 180 days after issuance the dividend shall reduced to 4%.

     In connection with the placement of the Series B preferred shares, the Company issued warrants to acquire an aggregate of 46,222 shares of the Company's common stock at a price of $3.00 per share for a period expiring December 13, 1999.

     Management believes that the Company has adequate resources on hand to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital through the issuance of debt or equity securities. The Company presently has no commitments in that regard. See "Description of Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

     At December 29, 1996, the Company had outstanding 190,793 warrants previously issued by Magellan and exercisable at a price of $2.00 per share. Additionally, in connection with the Exchange and a private placement during 1995, the Company issued 100,000 warrants which are exercisable at $3.00 per share. The exercise of all warrants outstanding at December 29, 1996, including the warrants issued in connection with the placement of the Series A and Series B preferred stock discussed above, would provide an additional $1,570,252 of capital to the Company. There is no assurance, however, that any of such warrants will be exercised.

Certain Factors Affecting Future Operating Results

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at the Company's restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; and the availability of capital to fund future restaurant openings. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

     During fiscal years 1995 and 1996, the Company amortized certain capitalized goodwill which arose in connection with the Exchange. As a result of the continued expansion of the Daily Grill restaurant base and the diminished significance of the Magellan Units and after an evaluation of the current value of the assets comprising the Magellan Units, during the fourth quarter of 1996, the Company determined to write-off all remaining capitalized goodwill related to the Exchange and the accompanying acquisition of the Magellan Units. As a result of such write-off, future amortization expense will decrease by $67,000 annually commencing in 1997.

     Prior to the consummation of the Exchange, incoming management agreed to make every effort to sell, or close, Magellan's sports themed restaurant
(originally known as Jo Jo Players and changed to Tailgators following the Exchange). As a result of such determination, the net assets acquired pursuant to the Exchange were reduced, and the excess of cost over net assets acquired was increased by $512,000. After extensive efforts to sell the restaurant, Tailgators was closed in January of 1996. While the closure of such restaurant resulted in reduced revenue for the Company and increased amortization of goodwill during 1995 and 1996, the impact on subsequent net income is expected to be positive. Because of the adjustment to goodwill taken in 1995, no charge was recorded upon the ultimate closure of Tailgators. However, the Company is the general partner of a partnership which continues to be obligated on the Tailgators lease. No lease payments have been made with respect to the Tailgators lease since May of 1996 and the Company has been engaged in discussions with the landlord of the premises for an extended period with respect to obtaining a release from said lease. The Company believes that conditions and circumstances exist which may mitigate its obligations which would otherwise exist under the lease. If the Company is unable to obtain a release of its obligations under the Tailgators lease, or if the Company is unable to otherwise mitigate its obligations thereunder, it is possible that the Company would continue to be liable for lease payments for the balance of the lease term which runs until 2012 and provides for current monthly lease payments of approximately $11,000. If the Company were to have continuing liability under the Tailgators lease, it is likely that the Company would sustain a charge to earnings to reflect the ongoing lease obligations.

     The Company opened its Irvine Daily Grill in September of 1996, the LAX Daily Grill in January of 1997 and the first Washington, D.C. Daily Grill in March of 1997. Each of those openings are expected to benefit 1997 revenues and profitability. Further, while the Company is entitled to 51% of the net income of the LAX Daily Grill, plus a 4% management fee, the results of the LAX Daily Grill will not be reported on a consolidated basis. 1997 expansion plans include the opening of a minimum of one new Daily Grill restaurant and "The Grill" in San Jose, California. Sites for additional Daily Grills are presently being evaluated but have not been finalized to date. See "Description of Business Business Expansion."

     The anticipated opening of additional Daily Grill locations is expected to result in the incurrence of various pre-opening expenses and high initial operating costs which may adversely impact earnings during the first year of operations of such restaurants. However, management anticipates that each of such operations can be operated profitably within the first year of operations and that the opening of each of the two restaurants presently contemplated will improve revenues and profitability.

Impact of Inflation

     To date, inflation has not been a major factor in the Company's business. There can be no assurances, however, that this will continue to be the case. To the extent that it is commercially feasible, menu prices will be adjusted for increases in food and labor costs when appropriate.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent auditors' report thereon of Coopers & Lybrand LLP, appears on pages F-2 through F-23 of this report. See Index to Financial Statements on F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     A change in accountants as required to be disclosed herein was previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     Exhibit
     Number                        Description of Exhibit
     ------                        ----------------------

     2.1    Exchange  Agreement dated  September 13, 1994 by and between
            Magellan Restaurant Systems, Inc. and Grill Concepts, Inc (2)
     2.2    Amendment to Exchange Agreement dated December 9, 1994 (2)
     2.3    Second Amendment to Exchange Agreement dated January 25, 1995 (2)
     2.5    Letter Agreement re: acquisition of The Grill (3)
     3.1    Certificate of Incorporation, as amended, of Grill Concepts,
            Inc. (9)
     3.2    Bylaws, as amended, of Grill Concepts, Inc. (1)
     3.3    Amendment  to  Bylaws  of  Magellan  Restaurant  Systems,  Inc.
            dated December 29, 1994 (2)
     3.4    Certificate  of Designation  fixing terms of Series A Preferred
            Stock (4)
     3.5    Certificate  of Designation  fixing terms of Series B Preferred
            Stock (5)
     4.1    Specimen Common Stock Certificate (1)
     4.2    Form of Privately Issued Warrant (1)
     4.3    Form of Offshore Warrant (4)
     4.4    Warrant Agreement dated December 13, 1996 (5)
     10.1   Form of Franchise Agreement (1)
     10.2   Lease  Agreement  between Uno Concepts of Cherry Hill, Inc. and
            Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New
            Jersey (1)
   ++10.3   Incentive Stock Option Plan (1)
     10.4   Neptune Sports Bar Partnership Agreement dated April 15, 1993 (10)
     10.5   Cash Flow and Equity Purchase  Agreement dated April 15, 1993 relating to Neptune Sports Bar (10)
     10.6   Agreement  dated April 15, 1993  relating  to  assignment  of rights under Cash Flow and Equity Purchase Agreement to the Company (10)
   ++10.7   Employment Agreement with Robert Wechsler (2)
     10.8   Finders Fee  Agreement  dated  October 5, 1994 between the Company and Golenberg & Geller, Inc. and Millennium Capital Corp. (2)
     10.9   Merger & Acquisition  Fee Agreement  dated October 5, 1994 between the Company and Golenberg & Geller,  Inc. and Whale  Securities
            Co., L.P. (2)
     10.10  Form of Escrow  Agreement  relating to issuance of  additional shares pursuant to terms of exchange with Grill Concepts, Inc. (2)
     10.11  Form of Expense Sharing  Agreement between Magellan and Grill
            Concepts (2)
     10.12  Operating  Agreement for The Airport Grill LLC between Grill
            Concepts and CA One Services, Inc. dated March 15, 1995 (6)
   ++10.13  Grill Concepts, Inc. 1995 Stock Option Plan (8)
   ++10.14  Employment Agreement with Robert Spivak (7)
     21.1*  Subsidiaries of Registrant
     23.1*  Consent of Coopers & Lybrand
     27.1*  Financial Data Schedules
------------------------

++  Compensatory plan or management agreement.
*   Filed herewith

(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.

(2) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form S-4 (Commission File No. 33-85730) declared effective by the Securities and Exchange Commission on February 3, 1995.

(3)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Current Report on Form 8-K dated April 1, 1996.

(4)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(5)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Current Report on Form 8-K dated December 13, 1996.

(6)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Annual Report on Form 10- KSB for the year ended December 25, 1994.

(7)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Annual Report on Form 10- KSB for the year ended December 31, 1995.

(8)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.

(9) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.

(10) Incorporated by reference to the respective exhibits filed with the Company's Form 10-QSB for the quarter ended June 27, 1993.

(b)  Reports on Form 8-K

     During the quarter ended December 29, 1996, the Company filed a report on Form 8-K dated December 13, 1996 reporting on Item 9 the completion of a placement of convertible preferred stock pursuant to Regulation S.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRILL CONCEPTS, INC.


                                          By: /s/ Robert Spivak
                                             -----------------------------------
                                             Robert Spivak
                                             President

Dated:   March 28, 1997


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       Signature                     Title                            Date
----------------------   ----------------------------------    ----------------
 /s/ Robert Spivak       President, Chief Executive Officer     March 28, 1997
----------------------   and Director (Principal Executive
Robert Spivak            Officer)


 /s/ Robert Wechsler     Chairman of the Board of Directors     March 28, 1997
----------------------
Robert Wechsler


 /s/ Michael Weinstock   Executive Vice President, Vice         March 28, 1997
----------------------   Chairman and Director
Michael Weinstock


 /s/ Richard Shapiro     Vice President and Director            March 28, 1997
----------------------
Richard Shapiro


 /s/ Ben Sumner          Chief Financial Officer (Principal     March 28, 1997
----------------------   Accounting and Financial Officer)
Ben Sumner


 /s/ Charles Frank       Director                               March 28, 1997
----------------------
Charles Frank


 /s/ Glenn Golenberg     Director                               March 28, 1997
----------------------
Glenn Golenberg


 /s/ Peter Balas         Director                               March 28, 1997
----------------------
Peter Balas

           GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                             AND SUPPLEMENTARY DATA
                                   ----------


                                                                          Page

Report Of Independent Accountants...............................           F-2

Consolidated Balance Sheets As Of December 29, 1996
 And December 31, 1995..........................................           F-3

Consolidated Statements Of Operations For The Years Ended
 December 29, 1996 And December 31, 1995........................           F-4

Consolidated Statements Of Stockholders' Equity For The
 Years Ended December 29, 1996 And December 31, 1995............           F-5

Consolidated Statements Of Cash Flows For The Years Ended
 December 29, 1996 And December 31, 1995........................           F-6

Notes To Consolidated Financial Statements......................           F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   ----------



To the Board of Directors
Grill Concepts, Inc.


We have audited the accompanying consolidated balance sheets of Grill Concepts, Inc. and Subsidiaries as of December 29, 1996 and December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and Subsidiaries at December 29, 1996 and December 31, 1995 and their consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


COOPERS & LYBRAND L.L.P.


Los Angeles, California
March 10, 1997

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   ----------

                                                December 29,        December 31,
                                                   1996                 1995
                                                ------------        ------------
ASSETS:
Current assets:
  Cash and cash equivalents                       $372,317            $631,116
  Inventories                                      239,237             154,898
  Prepaid expenses                               1,038,036             742,419
                                                 ---------          ----------
          Total current assets                   1,649,590           1,528,433

Furniture, equipment and improvements, net       5,225,111           3,737,523

Goodwill, net                                      245,829           2,003,144
Other assets                                       961,484             762,712
                                                ----------          ----------
          Total assets                          $8,082,014          $8,031,812
                                                 =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
  Accounts payable                              $1,143,484          $1,038,440
  Accrued expenses                               1,283,805             988,258
  Current portion of long-term debt                421,317             450,386
                                                ----------          ----------
          Total current liabilities              2,848,606           2,477,084

Long-term debt                                     946,427           1,241,426

Long-term debt-related parties                      84,500              84,500
                                                ----------          ----------
          Total liabilities                      3,879,533           3,803,010
                                                ----------          ----------
Commitments and contingencies (Note 10)

Stockholders' equity:
  Series A, 10% Convertible Preferred Stock,
   $.001 par value, 1,000,000 shares
   authorized, 700 issued and outstanding in             1                   -
   1996, none in 1995
  Series B, 8% Convertible Preferred Stock,
   $.001 par value, 1,000,000 shares
   authorized, 65 issued and outstanding in
   1996, none in 1995                                    1                   -
 Common Stock, $.00001 par value, 20,000,000
  shares authorized, 13,799,230 and
  12,999,230 issued and outstanding in
  1996 and 1995, respectively                          138                 130
 Additional paid-in capital                      9,552,458           6,726,081
 Accumulated deficit                            (5,350,117)         (2,497,409)
                                                 ---------           ---------
          Stockholders' equity                   4,202,481           4,228,802
                                                 ---------           ---------
          Total liabilities and
          stockholders' equity                  $8,082,014          $8,031,812
                                                 =========           =========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   ----------

                                                  December 29,      December 31,
                                                      1996               1995
                                                  ------------      ------------
Sales                                             $22,743,867       $20,253,248

Cost of sales                                       6,210,226         5,437,041
                                                  -----------       -----------

Gross profit                                       16,533,641        14,816,207
                                                  -----------       -----------
Operating expenses:

  Restaurant operating expenses                    13,969,911        12,109,505
  General and administration                        2,172,271         1,716,514
  Depreciation and amortization                       826,761           787,715
  Amortization of preopening costs                     40,306             4,043
  Unusual charges                                   2,052,141                 -
                                                  -----------       -----------

          Total operating expenses                 19,061,390        14,617,777
                                                  -----------       -----------

Income (loss) from operations                      (2,527,749)          198,430

Interest expense, net                                 (80,573)         (105,114)
Interest expense - related parties                     (5,915)          (22,492)
Non-recurring acquisition costs                      (230,671)                -
                                                  -----------       -----------

Income (loss) before provision
 for income taxes                                  (2,844,908)           70,824

Provision for income taxes                              7,800             7,600
                                                  -----------       -----------

Net income (loss)                                 ($2,852,708)      $    63,224
                                                  ===========       ===========

Net income (loss) per share                            ($0.21)            $0.01
                                                  ===========       ===========

Weighted average shares outstanding                13,705,886        12,387,081
                                                  ===========       ===========

The accompanying  notes are an integral  part of these  consolidated  financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   ----------

                                            Series A      Series B                 Additional
                                            Preferred     Preferred     Common       Paid-In       Accumulated
                                              Stock         Stock       Stock        Capital          Deficit         Total
                                            ---------     ---------   ----------   ----------      -----------     ------------
Balance, December 25, 1994                    $  -         $  -       $1,495,347              -    ($2,560,633)    ($1,065,286)

  Adjustment to reflect the reverse
   acquisition of Grill Concepts, Inc.
   (formerly Magellan Restaurant Systems,
   Inc.) by Grill Concepts, Inc.                 -            -       (1,495,217)    $6,726,081              -       5,230,864

  Net income                                     -            -                -              -         63,224          63,224
                                              ----         ----       ----------     ----------     ----------      ----------

Balance, December 31, 1995                       -            -              130      6,726,081     (2,497,409)      4,228,802

  Issuance of common stock pursuant
   to acquisition of The Grill                   -            -                8        849,992              -         850,000

  Issuance of Series A, 10% Convertible
   Preferred Stock                              $2            -                -      1,427,039              -       1,427,041

  Conversion of Series A, 10% Convertible
   Preferred Stock to Common Stock              (1)           -                -              1              -               -

  Issuance of Series B, 8% Convertible
   Preferred Stock                               -         $  1                -        549,345              -         549,346

  Net loss                                       -            -                -              -     (2,852,708)     (2,852,708)
                                              ----         ----       ----------     ----------     ----------      ----------

Balance, December 29, 1996                    $  1         $  1       $      138     $9,552,458    ($5,350,117)     $4,202,481
                                              ====         ====       ==========     ==========     ==========      ==========

The  accompanying  notes are an integral  part of these  consolidated  financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   ----------

                                               December 29,       December 31,
                                                  1996                1995
                                               ------------       ------------
Cash flows from operating activities:
  Net income (loss)                              ($2,852,708)      $   63,224
  Adjustments to reconcile net income
   (loss) to net cash (used in)
   provided by operating activities:
  Depreciation                                       826,761          592,635
  Amortization of preopening costs                    40,306                -
  Unusual charges                                  2,052,141           58,000
  Changes in operating assets and
   liabilities:
    Inventories                                      (43,366)          17,081
    Prepaid expenses                                (239,689)        (261,416)
    Other assets                                    (143,006)         164,822
    Accounts payable                                  24,528         (146,263)
    Accrued expenses                                 190,115         (296,852)
                                                 -----------       ----------
          Net cash (used in) provided by
           operating activities                     (144,918)         191,231
                                                 -----------       ----------
Cash flows from investing activities:
  Additions to furniture, equipment
   and improvements                               (2,019,431)        (300,800)
  Net cash acquired through purchase
   of business                                       253,231          940,377
                                                 -----------       ----------
          Net cash (used in) provided by
           investing activities                   (1,766,200)         639,577
                                                 -----------       ----------
Cash flows from financing activities:
  Proceeds from issuance of preferred stock        2,150,000                -
  Payments on stock issuance costs                  (173,613)               -
  Payments on long-term debt                        (324,068)        (429,634)
  Payments on long-term debt - related parties             -         (140,000)
                                                 -----------       ----------
          Net cash provided by (used in)
           financing activities                    1,652,319         (390,934)
                                                 -----------       ----------
          Net (decrease) increase in cash           (258,799)         439,874

Cash and cash equivalents, beginning of period       631,116          191,242
                                                 -----------       ----------

Cash and cash equivalents, end of period         $   372,317       $  631,116
                                                 ===========       ==========
Business acquisition, net of cash acquired:
  Working capital, other than cash               $    26,716       $  505,591
  Furniture, equipment and improvements             (321,880)      (1,348,853)
  Cost in excess of net assets acquired             (245,829)      (2,061,144)
  Other assets                                       (55,776)        (519,217)
  Long-term debt                                           -           15,000
  Fair value of stock exchanged                      850,000        4,349,000
                                                 -----------       ----------
          Net cash acquired                      $   253,231       $  940,377
                                                 ===========       ==========
Supplemental cash flows information:
  Cash paid during the year for:
    Interest                                     $    82,600       $  138,912
    Income taxes                                 $       800       $   11,800

  The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   ----------


1.   Business, Organization And Basis Of Presentation:

     General

     Grill Concepts, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1985. The Company was originally incorporated under the name "Uno Concepts, Inc." In December 1992, the Company changed its name to "Magellan Restaurant Systems, Inc." ("Magellan") and, in connection with an exchange agreement (the "Exchange") with Grill Concepts, Inc., a California corporation ("GCI"), changed its name to "Grill Concepts, Inc." in February 1995. As of December 29, 1996, the Company operates eleven restaurants, consisting of seven Daily Grill restaurants, The Grill on the Alley ("The Grill") in Southern California and three Pizzeria Uno Restaurants located in the eastern part of the United States.

     Fiscal Year

     The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal year 1996 consisted of 52 weeks ended December 29, 1996 and the fiscal year 1995 consisted of 53 weeks ended December 31, 1995.

2.   Summary Of Significant Accounting Policies:

     Principles Of Consolidation

     The consolidated financial statements include the accounts of Grill Concepts, Inc. and its wholly owned subsidiaries which include the three Pizzeria Uno Restaurants and The Grill. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation.

     Cash And Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

2.   Summary Of Significant Accounting Policies, Continued:

     Concentration Of Credit Risk

     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times, cash balances may be in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits. Cash equivalents principally consist of an investment account with a major brokerage house.

     Inventories

     Inventories consist of food, wine and liquor and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

     Furniture, Equipment And Improvements

     Furniture and equipment acquired from the merger were recorded at their acquisition cost which resulted in a change from their historical carrying value in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". Additions to furniture, equipment and improvements not related to the acquisitions are recorded at cost.

     Depreciation And Amortization

     Depreciation of furniture and equipment is computed by use of the straight-line method based on the estimated useful lives of five to seven years of the respective assets. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining life of the lease, whichever is shorter. Interest costs incurred during construction were capitalized and are being amortized over the related assets' estimated useful lives. When properties are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to current year operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current year expense and to capitalize expenditures for major replacements and betterments.

     Goodwill

     Goodwill is amortized on a straight-line basis over thirty years.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

2.   Summary Of Significant Accounting Policies, Continued:

     Expendables

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

     Preopening Costs

     Costs related to the opening of new restaurants, payroll and other costs incurred in the training and introduction period, are deferred and then amortized over a one-year period commencing with the opening of each respective restaurant.

     Income Taxes

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

     Advertising And Promotion Costs

     All costs associated with advertising and promoting products are expensed in the year incurred.


     Recent Accounting Pronouncements

     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of." SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived and certain identifiable assets to be disposed of. The Company was required to adopt the provisions of SFAS No. 121 for fiscal 1996.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

2.   Summary Of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based methodology for the financial accounting and reporting for stock-based employee compensation plans. Examples of such plans include stock purchase plans, stock options, restricted stock, and stock appreciation rights. Prior to the issuance of SFAS No. 123, stock-based compensation measurements utilized the intrinsic value based method of accounting as specified by APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123, effective for fiscal 1996, permits entities to continue to utilize the traditional accounting for stock-based employee compensation plans as prescribed by APB Opinion No. 25. However, under this option, entities will be required to disclose the proforma effect of stock-based employee compensation plans on net income and earnings per share as if SFAS No. 123 had been adopted. The Company intends to continue utilizing the provisions of APB Opinion No. 25 in accounting for its stock-based employee compensation plans.

     In February 1997, the FASB issued SFAS No. 128, "Earning Per Share," which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. The Company will be required to adopt the provision of SFAS No. 128 for fiscal 1997.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

     Use Of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. Actual results could differ from those estimates.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

2.   Summary Of Significant Accounting Policies, Continued:

     Fair Value Of Financial Instruments

     Statement of Financial Accounting Standard No. 107, "Disclosure about Fair Value of Financial Instrument" ("SFAS No. 107"), requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all non-financial instruments from its disclosure requirements. A financial instrument is defined as contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques. Cash, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

3.   Business and Organization:

     On March 3, 1995, pursuant to the Exchange agreement previously entered into by Magellan and GCI, the Company became a wholly owned subsidiary of Magellan. Immediately following the Exchange, the name of Magellan was changed to Grill Concepts, Inc., a Delaware corporation.

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

     On April 1, 1996, the Company acquired 100% of the common stock of The Grill, an upscale Beverly Hills restaurant which opened in 1984 in exchange for $850,000 of common stock of the Company. The acquisition was accounted for under the purchase method of accounting.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

3.   Business and Organization, Continued:

     As a result of the above, these statements include the accounts of GCI and The Grill on a consolidated basis for fiscal year 1996. The Consolidated Statement of Operations for fiscal year 1996 includes the operations of GCI for the entire 52 week period and the operations of The Grill for the period between April 1,1996 and December 29, 1996. The Consolidated Statement of Operations for fiscal year 1995 includes the operations of GCI for the entire 53 week period and the operations of Magellan for only the 43 week period between March 3, 1995 and December 31, 1995.

     The unaudited proforma financial information set forth below is presented as if the acquisitions had been consummated as of December 25, 1994.

     The proforma financial information is not necessarily indicative of what actual results of operations of the Company would have been if the acquisitions consummated as of December 25, 1994, nor does it purport to represent the results of operations for future periods.

                                              1996                   1995
                                              ----                   ----

Sales                                     $23,599,162            $24,248,986
Net loss                                  ($2,767,350)             ($140,482)
Net loss per share                             ($0.20)                ($0.01)
Weighted average shares outstanding        13,705,866             12,387,081


4.   Closure Of Jo Jo Players:

     Prior to the consummation of the Exchange, the Company's management decided that it would sell, or close, the Magellan sports themed restaurant, Jo Jo Players. In March 1995, the property and business was listed for sale with a real estate agent. The effects of such closures has been considered, and reflected in accounting for the Exchange resulting in a reduction in net assets acquired pursuant to the Exchange, and a corresponding increase in goodwill attributable to the Exchange of $521,000.

     With respect to the lease for Jo Jo Players, the Company is in negotiations with the landlord and believes any settlement will not be significant to financial position or results of operations.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

5.   Business Operations:

     The Company incurred a net loss of approximately $2,853,000 for the fiscal year ended December 29, 1996. While many of the costs that contributed to the loss were created by expansion of the business through additions of new restaurants, potential acquisitions that did not meet the Company's financial objectives and the write-offs of impaired long-lived assets that were acquired as part of the merger, management believes that such costs will be reduced in the future. Managements plans for a return to profitability includes increasing sales, through the opening of the Washington D.C. restaurant and future restaurant openings including potential joint venture arrangements.

     While there can be no assurance that management's plans, if executed will return the Company to profitability, management believes their plans provide the Company with a strong base to accomplish their goals.


6.   Furniture, Equipment And Improvements:

     Furniture, equipment and improvements at December 29, 1996 and December 31, 1995 consisted of:

                                                 1996                   1995
                                                 ----                   ----

Furniture, fixtures and equipment             $3,598,596             $3,008,843
Leasehold improvements                         4,196,749              3,100,938
Motor vehicle                                     14,256                 14,256
Expendables                                       59,631                 44,711
Construction in process                          720,365                172,218
                                              ----------             ----------

Furniture, equipment and improvements          8,589,597              6,340,966

Less, accumulated depreciation                (3,364,486)            (2,603,443)
                                              ----------             ----------

Furniture, equipment and improvements, net    $5,225,111             $3,737,523
                                              ==========             ==========


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

7.   Long-Term Debt:

     Long-term debt at December 29, 1996 and December 31, 1995 are summarized as follows:

                                                       1996           1995
                                                       ----           ----
     Note payable to bank under revolving credit
      agreement, expiring March 31, 2000, payable
      in sixty equal monthly installments starting
      April 30, 1995, plus interest.  Also
      available is $1,000,000 under a revolving
      line of credit expiring May 31, 1998.
      Interest is payable monthly at the Bank's
      Reference Rate (8 1/4% at December 29, 1996)
      plus 0.625%. The Company has the option of
      fixing the interest rate. The note is
      collateralized by an interest in the assets
      of the Company.  In addition, two of the
      Company's principal shareholders have
      guaranteed the credit facility.
      In connection with of restrictive covenants,
      including  meeting certain  interest cover
      requirements and dividend restriction.           $1,066,679    $1,360,005

     Note payable to Small Business  Administration
      collateralized by property, payable monthly,
      approximately  $1,648,  including  interest
      at 4.0% due September 23, 2006.                     158,807       171,707

     Note payable to lessor, uncollateralized,
      payable monthly, approximately $1,435
      including interest at 10.0%.                        142,258       145,100
                                                       ----------    ----------

                                                        1,367,744     1,691,812

     Less, Current portion of long-term debt             (421,317)     (450,386)
                                                       ----------    ----------

                   Total                               $  946,427    $1,241,426
                                                       ==========    ==========


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

7.   Long-Term Debt, Continued:

     Principal maturities of long-term debt are as follows:

          Year Ending
          December 31
          -----------

              1997                    $421,317
              1998                     337,646
              1999                     338,521
              2000                     126,125
              2001                      20,423
           Thereafter                  123,712
                                      --------
                           Total    $1,367,744

     During fiscal year 1996, the Company was not in compliance with certain bank covenants and has received a waiver from the lender with respect to those instances of noncompliance. The covenants not in compliance were waived through December 30, 1997.

8.   Related Parties:

     Long-term debt with related parties at December 29, 1996 and December 31, 1995 consisted of:

                                                        1996          1995
                                                       -------       -------
Uncollateralized subordinated note payable to
 shareholders, with interest payable monthly at
 a rate of 7.0% per annum.  All unpaid principal
 and interest were due December 31, 1996.  The
 Company intends to renegotiate the note payable
 through 1998.                                         $84,500       $84,500
                                                       =======       =======

     A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $232,686 and $229,420 for the fiscal years 1996 and 1995, respectively.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

9.   Stockholders' Equity:

     In June 1996, the Board of Directors authorized and the Company completed an offering of $1.5 million of Series A, 10% Convertible Preferred Stock to an offshore investor. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price. Conversion is prohibited during periods where the reported short interest in common stock exceeds 200% of the average daily trading volume and the conversion price shall in no event be less than $1.125 per share.

     In connection with the offshore placement of the Series A, 10% Convertible Preferred Stock, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant providing that the closing bid price of the Company's common stock has equalled or exceeded $4.50 per share for 20 trading days.

     In December 1996, the Board of Directors authorized and the Company completed an offering of $650,000 of Series B Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and 181 or more days - 80%. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption, provided, however, that with respect to any preferred shares converted prior to 180 days after issuance, the dividend shall be reduced to 4%.

     In connection with the placement of the Series B Preferred Stock, the Company issued warrants to acquire an aggregate of 46,222 shares of the Company's common stock at a price of $3.00 per share for a period expiring December 13, 1999.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

9.   Stockholders' Equity, Continued:

     Warrants

     During fiscal year 1995, the Company abandoned its efforts to extend the expiration date of its outstanding public warrants. As a result of such determination, 329,194 warrants exercisable at $1.00 per share expired effective February 10, 1995.

     In addition, 247,047 private warrants exercisable at $1.62 per share and 30,869 private warrants exercisable at $1.13 per share expired.

     At December 31, 1995, the Company had outstanding 190,793 warrants previously issued by Magellan and exercisable at a price of $2.00 per share. Additionally, in connection with the Exchange and a private placement during 1995, the Company issued an additional 100,000 warrants which are exercisable at $3.00 per share.

     In June 1996, 250,000 warrants exercisable at $3.00 per share were issued in connection with the offering of the Series A, 10% Convertible Preferred Stock which are scheduled to expire June 17, 2001.

     In December 1996, 46,222 warrants exercisable at $3.00 per share were issued in connection with the sale of the Company's Series B, 8% Convertible Preferred Stock. The warrants are scheduled to expire December 13, 1999.

     Options

     On June 1, 1995, the Company's board of directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for options to be issued to the Company's employees. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five year period.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

9.   Stockholders' Equity, Continued:

     Options, Continued

     A total of 1,500,000 common shares are reserved for issuance pursuant to the Plan. During the year, with adoption of the Plan by the Board, upon recommendation of the Compensation Committee, a total of 523,000 options were granted under the Plan ranging in price from $1.17 to $1.48. The Plan, including the options granted during fiscal year 1996, were approved at the 1996 annual stockholders meeting. Transactions during the fiscal years 1996 and 1995 under the Plan were as follows:

                                                 1996             1995
                                               ----------       --------
Options outstanding at start of year           $  573,000       $ 75,000
Options granted                                   645,100        523,000
Options exercised                                       -              -
Options cancelled                                (108,000)       (25,000)
                                               ----------       --------

Options outstanding at end of year             $1,110,100       $573,000
                                               ==========       ========

Options exercisable at end of year                481,000        220,666
Options available for grant at end of year        389,900        977,000


Weighted  average option  exercise price information  for the fiscal years
 1996 and 1995 were as follows:

                                                1996            1995
                                               -------         -------
Options outstanding at start of year           $1.30            $0.91
Options granted                                 1.47             1.34
Options exercised                                  -                -
Options cancelled                               1.26             0.91
Options outstanding at end of year              1.37             1.30


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

9.   Stockholders' Equity, Continued:

     Options, Continued

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1996 and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the proforma amounts indicated below:

                                                      1996              1995
                                                  -----------        ---------

     Net income (loss), as reported               ($2,852,708)         $63,224
     Net income (loss), proforma                  ($3,126,221)       ($171,712)
     Net income (loss) per share, as reported          ($0.21)           $0.01
     Net income (loss) per share, proforma             ($0.23)          ($0.01)

     The fair value of each option grant issued in fiscal year 1996 and 1995 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility using the average of three peer groups of 56.08%, (c) a risk-free interest rate ranging from 5.37% to 6.72%, and (d) expected option lives of five years.

     Cancellation of Escrow Shares

     Pursuant to the terms of the Exchange agreement between Grill Concepts, Inc. and Magellan Restaurant Systems, Inc., 614,391 shares of the Company's common stock originally issued in escrow for disbursement or cancellation in accordance with such agreement were cancelled effective July 1, 1995.


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

10.  Commitments And Contingencies

     The Company leases most of its restaurant facilities and corporate offices under noncancellable operating leases. The restaurant leases generally include land and building, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses.

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

     Fiscal Year Ending
     ------------------

           1997                $1,758,815
           1998                 1,653,642
           1999                 1,636,788
           2000                 1,510,756
           2001                 1,532,484
        Thereafter              8,573,638
                              -----------
                      Total   $16,666,123
                              ===========

     Rent expense was $2,217,734 and $2,123,488 for fiscal years 1996 and 1995, respectively, including $74,530 and $102,031 for 1996 and 1995, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of stipulated amounts.

11.  Income Taxes:

     The provisions for income taxes for the fiscal years ended December 29, 1996 and December 31, 1995 are as follows:

                           1996            1995
                          ------          ------

Current - federal              -          $5,900
Current - state           $7,800           1,700
                          ------          ------

                          $7,800          $7,600
                          ======          ======


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

11.  Income Taxes, Continued:

     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                           1996          1995
                                          ------       -------
Federal tax rate                          (34.0%)       34.0%
Goodwill expensed for book                 73.7%           -
Net operating loss for which no
 tax benefit was realized                 (41.2%)      (34.0%)
Alternative minimum tax                       -         10.7%
Other                                       1.5%           -
                                          -----         ----
Effective tax rate                          0.0%        10.7%
                                          =====         ====

Deferred tax assets and liabilities consist of the following as of December 29, 1996 and December 31, 1995:

                                                    1996              1995
                                                 ----------        ----------
Deferred tax assets:

  Net operating loss                             $1,327,066        $1,391,883
  Fixed assets                                       88,400                 -
  Intangible assets                                 113,010                 -
  State taxes                                       206,475             7,933
  General business credit                           102,000                 -
  AMT credit                                          8,058             5,903
  Charitable contribution carryover                   2,409                 -
                                                 ----------        ----------

          Total gross deferred tax assets         1,847,418         1,405,719

Less, Valuation allowance                        (1,847,418)       (1,236,084)
                                                 ----------        ----------
           Net deferred tax assets                        -           169,635

Deferred tax liabilities:
  Fixed assets, intangibles and state taxes               -          (169,635)
                                                 ----------        ----------
           Net deferred tax assets
           and liabilities                       $        -        $        -
                                                 ==========        ==========


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

11.  Income Taxes, Continued:

     At December 29, 1996, the Company has available federal and state net operating loss carryforwards of approximately $3,900,000 and $2,250,000, respectively, that may be utilized to offset future federal and state taxable earnings. These net operating losses begin to expire in 2006 and 1997, respectively. Valuation allowances have been established to reduce deferred tax assets to the amount expected to be realized.

12.  Unusual Charges:

     During fiscal year 1996, the Company implemented SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. As a result, the Company recorded a charge to earnings of approximately $1,952,000 for the write-off of the goodwill related to the merger with Magellan in February 1995. The carrying value of the goodwill was completely written off due to negative projected future cash flows pertaining to the Pizzeria Uno Restaurants. The charge was recorded in the Consolidated Statement of Operations under Unusual Charges for fiscal year 1996.

     In addition, the Company has expensed certain restaurant closing costs in fiscal year 1996 of $100,000.

     The non-recurring acquisition costs written off in fiscal year 1996 relate to the Company's potential acquisition of a chain of restaurants which was aborted.

13.  Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data for fiscal years 1996 and 1995 is as follows:

                                       March 31,     June 30,    September 29,  December 29,
     Quarter Ended                       1996         1996          1996           1996
     -------------                    ----------   ----------    -------------  ------------
     Total revenues                   $5,245,779   $5,691,606     $5,542,120     $6,264,362

     Income (loss) from operations        50,482      (61,447)      (140,408)    (2,376,376)

     Net income (loss)                    11,785      (94,008)      (373,284)    (2,397,201)

     Net loss per share                        -       ($0.01)        ($0.03)        ($0.17)


Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                   ----------

13.  Quarterly Financial Data (Unaudited), Continued:

                                        April 2,     July 2,     October 1,   December 31,
     Quarter Ended                       1995         1995           1995         1995
     -------------                    ----------   ----------    ----------   ------------
     Total revenues                   $4,520,155   $5,385,837    $4,950,978   $5,396,278

     Income (loss) from operations        98,546       40,041        27,150       32,693

     Net income (loss)                    62,383       11,380         4,548      (15,087)

     Net income per share                  $0.01            -             -            -