Form 10QSB
period 1997-03-30
GRILL CONCEPTS INC
filed 1997-05-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from          to           .
                                         ----------  -----------

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Delaware                                            13-3319172
--------------------------------               ---------------------------------
(State or other  jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 820-5559
                           ---------------------------
                           (Issuer's telephone number)


   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
   -----  -----

     As of May 2, 1997, 14,605,876 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated  Condensed  Balance  Sheets - March 30, 1997
          and December 29, 1996............................................ 1

          Consolidated Condensed Statements of Operations - For the
          three months ended March 30, 1997 and March 31, 1996............. 3

          Consolidated Condensed Statements of Cash Flows - For the
          three months ended March 30, 1997 and March 31, 1996............. 4

           Notes to Consolidated Condensed Financial Statements............ 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 6

PART II - OTHER INFORMATION................................................ 7

SIGNATURES................ ................................................ 7

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS

                                         March 30,        December 29,
                                           1997               1996
                                        -----------       -----------

Current assets:
  Cash and cash equivalents             $   114,174       $   372,317
  Inventory                                 283,039           239,237
  Prepaid expenses                          844,870         1,038,036
                                        -----------       -----------

     Total current assets                 1,242,083         1,649,590
                                        -----------       -----------

Property and equipment, at cost           9,609,889         8,589,597
     Less:  accumulated depreciation     (3,564,168)       (3,364,486)
                                        -----------       -----------

Property and equipment, net               6,045,721         5,225,111
                                        -----------       -----------

Other assets:
  Goodwill                                  243,781           245,829
  Other                                   1,008,498           961,484
                                        -----------       -----------

     Total other assets                   1,252,279         1,207,313
                                        -----------       -----------

     Total assets                       $ 8,540,083       $ 8,082,014
                                        ===========       ===========


The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                               March 30,           December 29,
                                                  1997                 1996
                                              -----------          ------------

Current liabilities:
  Bank line of credit                         $   645,000                ------
  Accounts payable                              1,187,654            $1,143,484
  Accrued expenses                              1,063,399             1,283,805
  Current portion of long term debt               420,000               421,317
                                              -----------            ----------

     Total current liabilities                  3,316,053             2,848,606

Long-term debt, net of current                    946,936             1,030,927
                                              -----------            ----------

     Total liabilities                          4,262,989             3,879,533
                                              -----------            ----------

Stockholders' equity:
  Series A, Preferred Stock, $.001
   par value, authorized 1,000,000                      1                     1
   shares;  Shares issued and
   outstanding 610 in 1997, 700
   in 1996
  Series B,  Preferred Stock, $.001
   par value, authorized 1,000,000                      1                     1
   shares; 65 shares issued and
   outstanding.
  Common stock, $.00001 par value:
   20,000,000 shares authorized,                      144                   138
   shares issued and outstanding:
   14,390,218 in 1997 and 13,799,230
   in 1996

Additional paid-in capital                      9,552,452             9,552,458
Accumulated deficit                            (5,275,504)           (5,350,117)
                                              -----------            ----------

     Stockholders' equity                       4,277,094             4,202,481
                                              -----------            ----------

     Total liabilities and stockholders'
      equity                                  $ 8,540,083            $8,082,014
                                              ===========            ==========


The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                           ---------------------------------

                                              March 30,         March 31,
                                                1997               1996
                                            -----------        -----------

Sales                                       $ 7,140,720        $ 5,245,779

Cost of sales                                 1,956,217          1,346,127
                                            -----------        -----------

Gross profit                                  5,184,503          3,899,652
                                            -----------        -----------

Costs and expenses:
  Restaurant operating expenses               4,340,867          3,182,552
  General and administative                     523,484            470,934
  Depreciation and amortization                 199,678            195,684
  Amortization of preopening expenses            50,300                 --
                                            -----------        -----------

      Total operating expenses                5,114,329          3,849,170
                                            -----------        -----------

Income from operations                           70,174             50,482

Non-recurring credit                             49,286                 --
Interest expense - net                          (44,047)           (37,897)
                                            -----------        -----------
Income before provision for income taxes         75,413             12,585

Provision for income taxts                         (800)              (800)
                                            -----------        -----------

Net income                                  $    74,613        $    11,785
                                            ===========        ===========

Net income per share                        $      0.01              $0.00
                                            ===========        ===========

Weighted average  shares outstanding         14,328,736         12,999,230
                                            ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARES

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS

                                                    Three Months ended
                                             ---------------------------------
                                              March 30,             March 31,
                                                1997                  1996
                                             ----------            ----------

Cash flows from operating activities:
  Net income                                 $   74,613            $  11,785
  Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
  Depreciation and amortization                 249,978              191,435
  Changes in operating assets and
   liabilities
    Inventories                                 (43,802)              (6,834)
    Prepaid expenses                            193,166              (26,829)
    Other assets                                (97,314)              21,236
    Accounts payable                             44,170             (223,597)
    Accrued liabilities                        (219,806)            (142,020)
                                             ----------            ---------

  Net cash provided by (used in)
   operating activities                         201,005             (174,824)
                                             ----------            ---------

Cash flows from investing activities:
  Additions to furniture, equipment
   and improvements                          (1,020,292)             (37,660)
                                             ----------            ---------

  Net cash used in investing activities      (1,020,292)             (37,660)
                                             ----------            ---------

Cash flows from financing activities:
  Proceeds from line of credit                  645,000            ---------
  Payments on long-term debt                    (83,856)             (83,922)
                                             ----------            ---------
  Net cash provided by used in
   financial activities                         561,144              (83,922)
                                             ----------            ---------

Net decrease in cash and
 cash equivalents                              (258,143)            (296,406)

Cash and cash equivalents, beginning
 of period                                      372,317              631,116
                                             ----------            ---------

Cash and cash equivalents, end of period     $  114,174            $  334,710
                                             ==========            ==========

Supplemental cash flow information: Cash
 paid during the period for:
  Interest                                   $   39,614            $  40,862
  Income taxes                               $      421            $  13,300


The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. The December 29, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjuntion with the financial statements and notes included in the Company's Form 10-KSB dated December 29, 1996. The interim financial statements have not been audited by independent accountants. However, in the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 28, 1997.

2.   BUSINESS AND ORGANIZATION

In April of 1996, the Company acquired 100% of the common stock of EMNDEE, Inc. ("EMNDEE") and The Grill on the Alley, Inc. ("Grill, Inc."). EMNDEE and Grill, Inc. own, collectively, 100% of The Grill Limited Partnership, a California limited partnership which owns and operates The Grill on the Alley (the "Grill"), an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Company's Daily Grill restaurants. The acquisition has been accounted for under the purchase method. As a result of the foregoing, these interim statements include the accounts of the Grill during 1997. As acquisition of the Grill occured after March 31,1996, the accounts of the Grill are not reflected in the financial statements as of and for the quarter ended March 31, 1996.

     The unaudited proforma financial information set forth below is presented as if the aquisition of the Grill had been consumated as of December 31, 1995. The proforma financial information is not necessarily indicative of what actual results of operations of the Company would have been if the acquisitions were consummated as of December 31, 1995, nor does it purport to represent the results of operations for future periods.


                                                1997              1996
                                            ----------        ----------

     Sales                                  $7,140,720        $6,101,074
     Net income (loss)                      $   74,613        $   84,195

3.   SHAREHOLDER'S EQUITY

     During the quarter ended March 30, 1997, 90 shares of Series A Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 84,024 shares of common stock at an average price of $1.07 per share.

4.   SUBSEQUENT EVENTS

     Subsequent to March 30,1997, 180 shares of Series A Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 214,445 shares of common stock at an average price of $0.84 per share.
     Additionally, 5 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 62,539 shares of common stock at an average price of $0.80 per share.

5.   BANK LINE OF CREDIT

     During the quarter, the Company borrowed $645,000 of the available $1,000,000 line.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Results of Operations for the Three Months Ended March 30, 1997 as Compared to the Three Months Ended March 31, 1996.

Due to the acquisition of The Grill in April, 1996 as explained in the Notes to Consolidated Condensed Financial Statements, the results of operations for the 13 week period ended March 30, 1997 include the operations of seven Daily Grill Restaurant for the full quarter plus the Washington D.C. Daily Grill for three weeks; three Pizzeria Uno units and The Grill restaurant. The first quarter of 1996 includes six Daily Grill restaurants and the three Pizzeria Uno stores.

The Company's revenues for the three month period increased 36.1% to $7,141,000 from $5,246,000 for the same period in 1996. The increase of $1.9 million is primarily a result of added sales by the inclusion of The Grill restaurant this year, the addition of the Irvine, California, Daily Grill and three weeks of sales from the Washington D.C. Daily Grill. Additionally, same stores increased 3.6%.

While revenues increased by 36.1% in the 1997 three month period when compared with the similar period in 1996, cost of sales increased 45.3% and increased as a percentage of sales from 25.7% to 27.4%. This increase in cost of sales as a percentage of sales during the 1997 period is attributable principally to the inclusion of The Grill which has historically experienced a 31% cost of sales as compared to approximately 27% cost of sales for Daily Grill. This higher cost of sales at The Grill is offset by lower labor costs at The Grill.

As a result, gross profit increased 32.9% from $3,900,000 (74.3% of sales) in 1996 to $5,185,000 (72.6% of sales) in 1997.

Restaurant operating expenses increased to $4,341,000 (60.8% of sales) in 1997 from $3,183,000 (60.7% of sales) in 1996, a minimal increase as a percentage of sales. The increase in restaurant operating expenses was attributable to the operation of the three new restaurants during the 1997 period

General and administrative expenses increased only 11.2% to represent 7.3% of sales in the 1997 first quarter while amounting to 9.0% of sales in the 1996 period. This percentage decrease occurred as a result of the added volume from two additional Daily Grills and the addition of The Grill with only a $52,000 increase in corporate overhead.

Depreciation and amortization expense increased by $54,294 during 1997 as a result of the opening of two new restaurants. Included in amortization expense is $50,300 relating to the amortization of preopening expenses on the two new Daily Grill restaurants. The Company had no amortization of preopening expenses during the period in 1996.

The Company also reported a non-recurring credit of $49,286 during 1997 relating to an overaccrual of non-recurring acquisition costs reported in 1996.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 30, 1997 the Company had negative working capital of $2,075,000 and a cash balance of $114,000 as compared to negative working capital of $1,119,000 and a cash balance of $372,000 at December 29, 1996. The decrease in working capital and cash was primarily attributable to the funds utilized for building the new Washington, D.C. Daily Grill.

Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants and loans and tenant allowances from certain of its landlords. At March 30,1997, GCI had existing bank borrowing of $1,632,000, an SBA loan of $155,000, loans from stockholders/officers of $84,000, loans/advances from a landlord of $140,000.

In addition to the  Washington,  D.C.  Daily Grill  opened in March,  1997,  the
Company presently anticipates opening one additional Daily Grill store in the greater-Washington, D.C. area and is in negotiations with a potential partner with respect to opening "The Grill" in San Jose, California. The cost of opening new Daily Grill restaurants is anticipated to be between $800,000 and $1,400,000 per site depending upon the location and available tenant allowances. Pursuant to the on going negotiations with a potential partner, the Company expects that the partner will pay a disproportionate share of the costs associated with opening "The Grill" should such plans materialize.

Other than the opening of new restaurants, management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months.

                           PART II - OTHER INFORMATION

None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         GRILL CONCEPTS,INC.


Dated:  May 9, 1997                      By: /s/ Robert Spivak
                                            ------------------------------------
                                            Robert Spivak, President and C.E.O.



Dated:  May 9, 1997                      By: /s/ Ben Sumner
                                            ------------------------------------
                                            Ben Sumner, Chief Financial Officer
                                            and Accounting Officer