Form 10QSB
period 1997-06-29
GRILL CONCEPTS INC
filed 1997-08-13
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 29,1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to          .
                                            ----------  ----------

                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Delaware                                        13-3319172
-------------------------------                ---------------------------------
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
   (Former name, former address and former fiscal year, if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---   ---

     As of August 1, 1997, 15,672,481 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets - June 29, 1997
          and December 29, 1996............................................  1

          Consolidated Condensed Statements of Operations -
          For the three months and six months ended June 29, 1997
          and June 30, 1996................................................  3

          Consolidated Condensed Statements of Cash Flows - For the
          six months ended June 29, 1997 and June 30, 1996.................  4

          Notes to Consolidated Condensed Financial Statements.............  5

     Item 2.  Management's  Discussion  and Analysis of Financial
              Condition and Results of Operations..........................  7

PART II - OTHER INFORMATION

     Item 2.  Changes in Securities........................................  9

     Item 4.  Submission of Matters to a Vote of Security Holders.......... 10

     Item 6.  Exhibits and Reports on Form 8-K............................. 10

SIGNATURES................................................................. 11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                             June 29,        December 29,
                                               1997              1996
                                           ----------        ------------
Current assets:
  Cash and cash equivalents                $  645,151        $  372,317
  Inventory                                   299,261           239,237
  Prepaid expenses                            957,228         1,038,036
                                           ----------        ----------
     Total current assets                   1,901,640         1,649,590
                                           ----------        ----------

Property and equipment, at cost            10,243,162         8,589,597
  Less:  accumulated depreciation          (3,786,847)       (3,364,486)
                                           ----------        ----------
     Property and equipment, net            6,456,315         5,225,111
                                           ----------        ----------
Other assets:
  Goodwill                                    241,733           245,829
  Other                                     1,032,400           961,484
                                           ----------        ----------
     Total other assets                     1,274,133         1,207,313
                                           ----------        ----------
     Total assets                          $9,632,088        $8,082,014
                                           ==========        ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                June 29,           December 29,
                                                  1997                 1996
                                               ----------          ------------
Current liabilities:
  Accounts payable                            $ 1,266,253          $ 1,143,484
  Accrued expenses                              1,406,902            1,283,805
  Current portion of long term debt               401,189              421,317
                                              -----------          -----------
     Total current liabilities                  3,074,344            2,848,606

Long-term debt, net of current                    877,681            1,030,927
                                              -----------          -----------
     Total liabilities                          3,952,025            3,879,533
                                              -----------          -----------

Stockholders' equity:
  Series A, Convertible Preferred Stock,
   $.001 par value, authorized 1,000,000
   shares; Shares issued and outstanding:
   0 in 1997, 700 in 1996                                                    1
  Series B, Convertible Preferred Stock,
   $.001 par value, authorized 1,000,000
   shares; shares issued and outstanding:
   32 in 1997, 65 in 1996.                              1                    1
  Series I, Convertible Preferred Stock,
   $.001 par value, authorized 1,000,000
   shares, shares issued and outstanding:
   1000 shares in 1997, 0 in 1996                       1
  Series  II, Convertible Preferred Stock,
   $0.001  par  value, authorized 1,000,000
   shares, shares issued and outstanding:
   500 shares in 1997, 0 in 1996                        1
  Common stock, $.00001 par value:
   30,000,000 shares authorized, shares
   issued and outstanding: 15,672,481 in
   1997 and 13,799,230 in 1996                        157                  138

  Additional paid-in capital                   11,010,801            9,552,458

  Accumulated deficit                          (5,330,898)           (5,350,117)
                                              -----------           -----------
  Stockholders' equity                          5,680,063             4,202,481
                                              -----------           -----------
     Total liabilities and stockholders'
      equity                                  $ 9,632,088           $ 8,082,014
                                              ===========           ===========


  The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                          Three Months Ended             Six Months Ended
                                       -------------------------    --------------------------
                                        June 29,       June 30,        June 29,     June 30,
                                         1997            1996           1997          1996
                                       ----------    -----------    -----------    -----------
Sales                                 $ 7,306,781    $ 5,691,606    $14,447,501    $10,937,385

Cost of sales                           1,987,026      1,546,185      3,943,243      2,892,312
                                      -----------    -----------    -----------    -----------
Gross Profit                            5,319,755      4,145,421     10,504,258      8,045,073
                                      -----------    -----------    -----------    -----------
Costs and expenses:
  Restaurant operating expenses         4,535,844      3,580,099      8,876,711      6,766,900
  General and administrative              539,641        440,217      1,063,124        911,151
  Depreciation and amortization           224,978        186,552        424,656        377,987
  Amortization of preopening expenses      85,300             --        135,600             --
                                      -----------    -----------    -----------    -----------
     Total operating expenses           5,385,763      4,206,868     10,500,091      8,056,038

Income (loss) from operations             (66,008)       (61,447)         4,167        (10,965)

Non-recurring credit                       43,714             --         93,000             --
Interest expense, net                     (29,567)       (32,561)       (73,614)       (70,458)
                                      -----------    -----------    -----------    -----------
Income (loss) before taxes on income      (51,861)       (94,008)        23,553        (81,423)

Provision for taxes on income                  --             --            800            800
                                      -----------    -----------    -----------    -----------
Net income (loss)                     $   (51,861)   $   (94,008)   $    22,753    $   (82,223)
                                      -----------    ===========    -----------    ===========

Preferred stock:
  Dividends accrued                          (417)                         (417)
  Accounting deemed dividends            (126,389)                     (126,389)
                                      -----------                   -----------

                                         (126,806)                     (126,806)
                                      -----------                   -----------

  Net loss applicable to common
   stock                              $  (178,667)                  $  (104,053)
                                      ===========                   ===========

Net income (loss) per share
  Net income (loss)                   $     (0.00)                  $      0.00
                                      -----------                   -----------

  Preferred Stock
    Dividends                         $     (0.00)                  $     (0.00)
    Accounting deemed dividends       $     (0.01)                  $     (0.01)
                                      -----------                   ------------

                                      $     (0.01)                  $     (0.01)
                                      -----------                   -----------

Net loss applicable to common
 stocks                               $     (0.01)   $     (0.01)   $     (0.01)   $     (0.01)
                                      ===========    ===========    ===========    ===========

Average weighted shares
 outstanding                           14,708,761     13,653,076     14,518,749     13,326,153
                                      ===========    ===========    ===========    ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                          Six Months Ended
                                                   -----------------------------
                                                    June 29,          June 30,
                                                       1997              1996
                                                   -----------       -----------

Cash  flows  from  operating activities:
  Net income (loss)                                $    22,753       $  (82,223)
  Adjustments to reconcile net income (loss)
   to net cash provided by operating activities:
    Depreciation and amortization                      560,256          371,507
    Changes in operating assets and liabilities
      Inventories                                      (60,024)          (9,041)
      Prepaid expenses                                  80,808           32,050
      Other assets                                    (206,510)         (31,027)
      Accounts payable                                 122,769         (153,793)
      Accrued liabilities                              123,097         (115,449)
                                                   -----------       ----------
      Net cash provided by (used in) operating
       activities                                      643,149           12,023
                                                   -----------       ----------
Cash flows from investing activities;
  Additions to furniture, equipment and
   improvements                                     (1,653,565)        (397,084)
  Net cash acquired through purchase of business            --          253,231
                                                   -----------       ----------
  Net cash (used in) investing activities           (1,653,565)        (143,853)
                                                   -----------       ----------
Cash flows from financing activities:
  Proceeds from issue of Common and Preferred
   Stock                                             1,456,630        1,455,000
  Payments on long-term debt                          (173,374)        (195,758)
                                                   -----------       ----------
  Net cash provided by financial activities          1,283,250        1,259,242
                                                   -----------       ----------
Net increase in cash and cash equivalents              272,834        1,127,412

Cash and cash equivalents, beginning of period         372,317          631,116
                                                   -----------       ----------
Cash and cash equivalents, end of period           $   645,151       $1,788,528
                                                   -----------       ----------
*Net cash acquired through purchase of business
  Working capital, other than cash                                       26,716
  Furniture, equipment and improvements                                (321,880)
  Excess of cost over net assets acquired                              (245,829)
  Other assets                                                          (55,776)
  Fair value of stock exchanged                                         850,000
                                                                     ----------
    Net cash acquired                                                $  253,231
                                                                     ----------
Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                       $    53,598       $  104,935
    Income taxes                                            --       $      800


  The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-QSB. These financial statements have not been audited by independent accountants. The December 29, 1996 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 29, 1996. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 28, 1997.

2.   BUSINESS AND ORGANIZATION

     In April of 1996, the Company acquired 100% of the common stock of EMNDEE, Inc. ("EMNDEE") and The Grill on the Alley, Inc. ("Grill, Inc."). EMNDEE and Grill, Inc. own, collectively, 100% of The Grill Limited Partnership, a California limited partnership which owns and operates The Grill on the Alley (the "Grill"), an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Company's Daily Grill restaurants. As a result of the foregoing, these interim statements include the accounts of the Grill during 1997. As acquisition of the Grill occurred April 1,1996, the accounts of the Grill, for the 13 week period from April 1, 1996 to June 30, 1996, are reflected in the financial statements as of and for the quarter ended June 30, 1996.

     The unaudited proforma financial information set forth below is presented as if the acquisition of the Grill had been consummated as of December 31, 1995. The proforma financial information is not necessarily indicative of what actual results of operations of the Company would have been if the acquisitions were consummated as of December 31, 1995, nor does it purport to represent the results of operations for future periods.

                                    1997              1996
                                -----------       -----------

          Sales                 $14,447,501       $11,792,680

          Net income (loss)     $    22,753       $   (25,931)


3.   STOCKHOLDERS' EQUITY

     During the quarter ended June 29, 1997, the remaining 610 shares of Series A Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 702,080 shares of common stock at an average price of $0.87 per share. Additionally, during the quarter, 33 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 388,067 shares of common stock at an average price of $0.85 per share.

     On June 24, 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II Convertible Preferred Stock, 750,000 five year $2.00 Warrants and 750,000 five year $3.00 Warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share.

     The Series II Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or (ii) 75 % of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share.

     The $2.00 Warrants are exercisable to purchase common stock at a price of $2.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $2.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

     The $3.00 Warrants are exercisable to purchase common stock at a price of $3.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $3.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock , or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

4.   BANK LINE OF CREDIT

     During the quarter, the Company paid down its $1,000,000 available line of credit to $0.

5.   DEEMED DIVIDEND

     In accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend". This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

6.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for 1997. It is not expected that the adoption of the SFAS No. 128 will have a material impact on earnings per share results reported by the Company under the Company's current capital structure.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 29, 1997 AS COMPARED TO THE SIX MONTHS ENDED JUNE 29, 1996.

The results of operations for the 26 week period ended June 29, 1997 include the operations of seven Daily Grill restaurants for the full six months plus the Washington D.C. Daily Grill for sixteen weeks, three Pizzeria Uno units and The Grill restaurant. The first half of 1996 includes six Daily Grill restaurants, three Pizzeria Uno stores and The Grill for thirteen weeks.

The Company's revenues for the six month period increased 32.1% to $14,447,000 from $10,937,000 for the same period in 1996. The increase of $3.5 million is primarily a result of added sales by the inclusion of The Grill restaurant for the full period this year, the addition of the Irvine, California, Daily Grill opened in September, 1996 and sales from the Washington D.C. Daily Grill, opened in March, 1997. Additionally, same store sales increased 2.9%.

While revenues increased by 32.1% in the 1997 six month period when compared with the similar period in 1996, cost of sales increased 36.3% and increased as a percentage of sales from 26.4% to 27.3%. This increase in cost of sales as a percentage of sales during the 1997 period is attributable principally to the inclusion of The Grill which has historically experienced an approximate 31% cost of sales as compared to approximately a 27% cost of sales for Daily Grill restaurants. This higher cost of sales at The Grill is offset by lower labor costs.

As a result, gross profit increased 30.6% from $8,045,000 (73.6% of sales) in 1996 to $10,504,000 (72.7% of sales) in 1997.

Restaurant operating expenses increased to $8,877,000 (61.4% of sales) in 1997 from $6,767,000(61.9% of sales) in 1996. The dollar increase in restaurant operating expenses was attributable to the operation of the two new restaurants during the 1997 period, plus the operation of The Grill for two full quarters in 1997.

General and administrative expenses increased only 16.7% to represent 7.4% of sales in the 1997 six months while amounting to 8.3% of sales in the 1996 period. This percentage decrease occurred as a result of the added volume from two additional Daily Grills and the addition of The Grill with only a $152,000 increase in corporate overhead.

Depreciation and amortization expense increased by $182,000 during the 1997 six month period as a result of the opening of two new restaurants. Included in amortization expense is $136,000 relating to the amortization of preopening expenses for these two new Daily Grill restaurants. The Company had no amortization of preopening expenses during the similar period in 1996.

The Company also reported a non-recurring credit of $93,000 during 1997 relating to overaccruals of non-recurring acquisition costs reported in 1996.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At June 29, 1997 the Company had negative working capital of $1,173,000 and a cash balance of $645,000 compared to negative working capital of $1,119,000 and a cash balance of $372,000 at December 29, 1996. The change in working capital and cash was primarily attributable to the sale of the Preferred I and II stocks in June, 1997 offset by funds expended on the Washington, D.C. Daily Grill.

Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, and loans and tenant allowances from certain of its landlords. At June 29,1997, the Company had existing term loan bank borrowing of $907,000, an SBA loan of $151,000, loans from stockholders/officers of $84,000 and loans/advances from a landlord of $137,000.

In addition to the  Washington,  D.C.  Daily Grill  opened in March,  1997,  the
Company presently anticipates opening one additional Daily Grill store in the greater Washington, D.C. area and has signed an agreement to form an LLC for the operation of a "The Grill" restaurant in San Jose, California. The Company will contribute $200,000 toward the expected cost of this restaurant of approximately $1,500,000. The cost of opening new Daily Grill restaurants is anticipated to be between $800,000 and $1,400,000 per site depending upon the location and available tenant allowances.

On June 24, 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II Convertible Preferred Stock, 750,000 five year $2.00 Warrants and 750,000 five year $3.00 Warrants. The aggregate sales price of those securities was $1,500,000.

The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share.

The Series II Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or (ii) 75 % of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share.

The $2.00 Warrants are exercisable to purchase common stock at a price of $2.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $2.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

The $3.00 Warrants are exercisable to purchase common stock at a price of $3.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $3.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

In accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend". This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

Other than the opening of new restaurants, management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities

(a) On June 24, 1997, the Company sold (i) 200,000 shares of common stock, (ii) 1,000 shares of Series I Convertible Preferred Stock, (iii) 500 shares of Series II Convertible Preferred Stock, (iv) 750,000 five year $2.00 warrants and (v) 750,000 five year $3.00 warrants.

(b)  The securities were issued to a single accredited investor.

(c) The aggregate sales price of such securities was $1,500,000. No commissions or discounts were paid in connection with the placement.

(d) The securities were offered pursuant to Regulation D. The offer was directed exclusively to a single accredited investor without general solicitation or advertising and based on representations from the investor that such investor was acquiring for investment. The securities bear legends restricting the resale thereof.

(e) The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share.

     The Series II Convertible Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or
(ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share.

     The $2.00 Warrants are exercisable to purchase common stock at a price of $2.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $2.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

     The $3.00 Warrants are exercisable to purchase common stock at a price of $3.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $3.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On June 6, 1997, an annual meeting of shareholders of Grill Concepts, Inc. was held.

(b) The following directors were elected (by the vote indicated) at such meeting:


     Robert Wechsler      9,621,920  For  15,642  Against  18,590  Abstain
     Robert Spivak        9,636,635  For     927  Against  18,590  Abstain
     Michael Weinstock    9,636,635  For     927  Against  18,590  Abstain
     Richard Shapiro      9,636,920  For     642  Against  18,590  Abstain
     Charles Frank        9,636,920  For     642  Against  18,590  Abstain
     Glenn Golenberg      9,621,635  For  13,905  Against  18,590  Abstain
     Pater Balas          9,621,635  For  15,927  Against  18,590  Abstain

(c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

     (i) Approval of amendment to Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 shares to 30,000,000 shares (8,203,638 For, 166,068 Against, 22,233 Abstain)

     (ii) Ratification of appointment of Coopers & Lybrand LLP as the Company's independent certifying accountants (9,524,903 For, 79,066 Against, 51,183 Abstain)

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.                   Description

              3.1 Certificate of Amendment to Restated Certificate of Incorporation

              4.1 Certificate of Designation of Series I Convertible Preferred Stock

              4.2 Certificate of Designation of Series II Convertible Preferred Stock

              10.1      Form of $2.00 Warrant

              10.2      Form of $3.00 Warrant


     (b)  Reports on Form 8-K

          None

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              GRILL CONCEPTS, INC.



Dated:  August 8, 1997                        By: /s/ Robert Spivak
                                                 -------------------------------
                                                  Robert Spivak
                                                  President and C.E.O


Dated:  August 8, 1997                        By: /s/ Ben Sumner
                                                 -------------------------------
                                                  Ben Sumner
                                                  Chief Financial Officer and
                                                  Accounting Officer