Form 10QSB
period 1997-09-28
GRILL CONCEPTS INC
filed 1997-11-12
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997

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


--------------------------------------------------------------------------------
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

     As of November 3, 1997, 15,672,481 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

          Consolidated Condensed Balance Sheets - September 28, 1997
          and December 29, 1996............................................ 1

          Consolidated Condensed Statements of Operations - For the
          three months and nine months ended September 28, 1997 and
          September 29, 1996............................................... 3

          Consolidated Condensed Statements of Cash Flows - For the
          nine months ended September 28, 1997 and September 29, 1996...... 4

          Notes to Consolidated Condensed Financial Statements............. 5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 7

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K............................. 9

SIGNATURES................................................................. 9

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                September 28,         December 29,
                                                    1997                  1996
                                               ----------------      ----------------
Current assets:
     Cash and cash equivalents                        $303,221              $372,317
     Inventory                                         251,568               239,237
     Prepaid expenses                                1,046,904             1,038,036
                                               ----------------      ----------------

          Total current assets                       1,601,693             1,649,590
                                               ----------------      ----------------

Property and equipment, at cost                     10,256,685             8,589,597
     Less:  accumulated depreciation               (4,009,524)            (3,364,486)
                                               ----------------      ----------------

          Property and equipment, net                6,247,161             5,225,111
                                               ----------------      ----------------

Other assets:
     Goodwill                                          239,685               245,829
     Other                                             855,545               961,484
                                               ----------------      ----------------

          Total other assets                         1,095,230             1,207,313
                                               ----------------      ----------------

          Total assets                              $8,944,084            $8,082,014
                                               ================      ================


The accompanying notes are an integral part of these consolidated financial statements.

                                        GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            September 28,          December 29,
                                                                                 1997                  1996
                                                                           -----------------      ----------------
Current liabilities:
     Bank line of credit                                                           $400,000
     Accounts payable                                                               981,321            $1,143,484
     Accrued expenses                                                               864,494             1,283,805
     Current portion of long term debt                                              422,146               421,317
                                                                           -----------------      ----------------

          Total current liabilities                                               2,667,961             2,848,606

Long-term debt, net of current                                                      767,476             1,030,927
                                                                           -----------------      ----------------

          Total liabilities                                                       3,435,437             3,879,533
                                                                           -----------------      ----------------

Stockholders' equity:
    Series A, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000 shares; shares issued and outstanding: 0 in 1997, 700
      in 1996                                                                                                   1
    Series B, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000  shares;  shares issued and  outstanding:  32 in 1997, 65
in       1996.                                                                            1                     1
   Series I, Convertible Preferred Stock,$.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 1000 shares in
      1997, 0 in 1996                                                                     1
    Series II, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 500 shares in
      1997, 0 in 1996                                                                     1
    Common stock, $.00001 par value: 30,000,000 shares authorized, shares issued and outstanding: 15,672,481 in 1997 and
     13,799,230 in 1996                                                                 157                   138

   Additional paid-in capital                                                    11,010,801             9,552,458

   Accumulated deficit                                                          (5,502,314)           (5,350,117)
                                                                           -----------------      ----------------

          Stockholders' equity                                                    5,508,647             4,202,481
                                                                           -----------------      ----------------

          Total liabilities and stockholders' equity                             $8,944,084            $8,082,014
                                                                           ================       ===============


The accompanying notes are an integral part of these consolidated financial statements

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                       Three Months Ended                            Nine Months Ended
                                              --------------------------------------       --------------------------------------
                                               September 28,        September 29,           September 28,         September 29,
                                                   1997                  1996                    1997                 1996
                                              ----------------     -----------------       -----------------     ----------------
Sales                                              $7,066,991            $5,542,120             $21,514,492          $16,479,505

Cost of sales                                       1,949,128             1,583,740               5,892,371            4,476,052
                                              ----------------     -----------------       -----------------     ----------------

Gross Profit                                        5,117,863             3,958,380              15,622,121           12,003,453
                                              ----------------     -----------------       -----------------     ----------------

Costs and expenses:
    Restaurant operating expenses                   4,412,527             3,493,798              13,289,238           10,260,698
    General and administrative                        543,904               423,443               1,607,024            1,334,594
    Depreciation and amortization                     220,378               181,547                 645,038              559,534
    Amortization of preopening expenses                90,400                    --                 226,000                   --
                                              ----------------     -----------------       -----------------     ----------------

              Total operating expenses              5,267,209             4,098,788              15,767,300           12,154,826
                                              ----------------     -----------------       -----------------     ----------------

Loss from operations                                (149,346)             (140,408)               (145,179)            (151,373)

Non-recurring acquisition costs                                           (230,671)                                    (230,671)
Non-recurring credit                                                                                 93,000
Interest expense, net                                (22,070)               (2,205)                (95,684)             (72,663)
                                              ----------------     -----------------       -----------------     ----------------
Loss before taxes on income                         (171,416)             (373,284)               (147,863)            (454,707)

Provision for taxes on income                              --                    --                     800                  800
                                              ----------------     -----------------       -----------------     ----------------

Net loss                                           ($171,416)            ($373,284)              ($148,663)           ($455,507)
                                              ----------------     =================       -----------------     ================

Preferred stock:
    Dividends accrued                                (12,639)                                      (13,056)
    Accounting deemed dividends                      (42,133)                                     (168,522)
                                              ----------------                             -----------------
                                                     (54,772)                                     (181,578)
                                              ----------------                             -----------------

    Net loss applicable to common stock             ($226,188)                                   ($330,241)
                                              ================                             =================

Net income (loss) per share
    Net income (loss)                                 ($0.01)                                       ($0.01)
                                              ----------------                             -----------------

    Preferred Stock
         Dividends                                    ($0.00)                                           (0)
         Accounting deemed dividends                  ($0.00)                                       ($0.01)
                                              ----------------                             -----------------
                                                      ($0.00)                                       ($0.02)
                                              ----------------                             -----------------

Net loss applicable to common stocks                  ($0.01)               ($0.03)                 ($0.02)              ($0.03)
                                              ================     =================       =================     ================
Average weighted shares outstanding                15,672,481            13,900,190              14,901,494           13,517,499
                                              ================     =================       =================     ================


The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                      Nine Months Ended
                                                                            ---------------------------------------
                                                                             September 28,          September 29,
                                                                                  1997                  1996
                                                                            -----------------      ----------------
Cash flows from operating activities:
     Net loss                                                                     ($148,663)            ($455,507)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
        Depreciation and amortization                                                871,038               559,534
        Changes in operating assets and liabilities
          Inventories                                                               (12,331)              (32,823)
          Prepaid expenses                                                           (8,868)              (59,573)
          Other assets                                                                22,332              (11,128)
          Accounts payable                                                         (162,163)             (117,321)
          Accrued liabilities                                                      (419,169)              (54,013)
                                                                            -----------------      ----------------

     Net cash provided by operating activities                                       142,176               170,831
                                                                            -----------------      ----------------

Cash flows from investing activities;
     Additions to furniture, equipment and improvements                          (1,667,088)           (1,169,649)
     Net cash acquired through purchase of business                                       --               337,153
                                                                            -----------------      ----------------
     Net cash (used in) investing activities                                     (1,667,088)             (832,496)
                                                                            -----------------      ----------------

Cash flows from financing activities:
     Proceeds from issue of Common and Preferred Stock                             1,456,630             1,455,000
     Proceeds from line of credit                                                    400,000
     Payments on long-term debt                                                    (262,622)             (226,337)
                                                                            -----------------      ----------------
     Net cash provided by financing activities                                     1,594,008             1,228,663
                                                                            -----------------      ----------------

Net increase (decrease) in cash and cash equivalents                                (69,096)               225,336

Cash and cash equivalents, beginning of period                                       372,317               631,116
                                                                            -----------------      ----------------
Cash and cash equivalents, end of period                                            $303,221              $856,452
                                                                            =================      ================

*Net cash acquired through purchase of business
   Working capital, other than cash                                                                         22,778
   Furniture, equipment and improvements                                                                 (321,880)
   Excess of cost over net assets acquired                                                               (157,969)
   Other assets                                                                                           (55,776)
   Fair value of stock exchanged                                                                           850,000
                                                                                                   ----------------
      Net cash acquired                                                                                   $337,153
                                                                                                   ================

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                                      $80,265              $122,294
       Income taxes                                                                   $2,650                $2,650


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

2.   BUSINESS AND ORGANIZATION

     In April of 1996, the Company acquired 100% of the common stock of EMNDEE, Inc. ("EMNDEE") and The Grill on the Alley, Inc. ("Grill, Inc."). EMNDEE and Grill, Inc. own, collectively, 100% of The Grill Limited Partnership, a California limited partnership which owns and operates The Grill on the Alley (the "Grill"), an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Company's Daily Grill restaurants. As a result of the foregoing, these interim statements include the accounts of the Grill during 1997. As acquisition of the Grill occurred April 1,1996, the accounts of the Grill are reflected in the financial statements, from that date.

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

                                                   1997           1996
                                                   ----           ----
                          Sales               $21,514,492    $17,334,800

                          Net loss              ($148,863)     ($399,215)

3.   STOCKHOLDERS' EQUITY

     During the quarter ended June 29, 1997, the remaining 610 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 702,080 shares of common stock at an average price of $0.87 per share. Additionally, during the quarter, 33 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 388,067 shares of common stock at an average price of $0.85 per share. There were no additional conversions of Preferred Stock in the third quarter of 1997.

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

4.   BANK LINE OF CREDIT

     During the quarter, the Company borrowed $400,000 of its available line of credit.

5.   DEEMED DIVIDEND

     In accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

6.   IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share", which establishes standard for computing and presenting earnings per share. SFAS No. 128 requires the replacement of primary earnings per share with basic earnings per share. Basic earnings per share excludes dilution, and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. The Company will be required to adopt the provisions of SFAS No. 128 for 1997. It is not expected that the adoption of the SFAS No. 128 will have a material impact on earnings per share results reported by the Company under the Company's current capital structure.

     Other recently issued standards of the FASB are not expected to affect the Company as conditions to which those standards apply are absent.

7.       CLOSURE OF JOJO PLAYERS

     During the quarter ended September 28, 1997, the Company executed a Mutual Release and Lease Termination Agreement covering the property which operated as JoJo Players, a sports themed restaurant previously closed by the Company. The Company also assigned its interest in a liquor license for such property.

     As a result, the Company has no further liability under the lease and suffered no current charges since the loss on this closure was previously reserved.

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

Material Changes in Results of Operations for the Nine Months Ended September 28, 1997 as Compared to the Nine Months Ended September 29, 1996.

The results of operations for the 39 week period ended September 28, 1997 include the operations of seven Daily Grill restaurants for the full nine months plus the Washington D.C. Daily Grill for twenty-nine weeks; three Pizzeria Uno units and The Grill restaurant. The first 3 quarters of 1996 include six Daily Grill restaurants, three Pizzeria Uno stores and The Grill for twenty-six weeks.

The Company's revenues for the nine month period increased 30.6% to $21,514,000 from $16,480,000 for the same period in 1996. The increase of $5.0 million is primarily a result of added sales by the inclusion of The Grill restaurant for the full period this year, the addition of the Irvine, California, Daily Grill opened in September, 1996 and sales from the Washington D.C. Daily Grill, opened in March, 1997. Additionally, same store sales increased 3.1%.

While revenues increased by 30.6% in the 1997 nine month period when compared with the similar period in 1996, cost of sales increased 31.6% and increased as a percentage of sales from 27.2% to 27.4%. This increase in cost of sales as a percentage of sales during the 1997 period is attributable principally to the inclusion of The Grill which has historically experienced an approximate 31.0% cost of sales as compared to approximately a 27.0 % cost of sales for Daily Grill restaurants. This higher cost of sales at The Grill is offset by lower labor costs.

As a result, gross profit increased 30.1% from $12,003,000 (72.8% of sales) in 1996 to $15,622,000 (72.6% of sales) in 1997.

Restaurant operating expenses increased to $13,289,000 (61.8% of sales) in 1997 from $10,261,000 (62.3% of sales) in 1996. The dollar increase in restaurant operating expenses was attributable to the operation of the two new restaurants during the 1997 period, plus the operation of The Grill for three full quarters in 1997.

General and administrative expenses increased only 20.4% to represent 7.5% of sales in the 1997 nine months while amounting to 8.1% of sales in the 1996 period. This percentage decrease occurred as a result of the added volume from two additional Daily Grills and the addition of The Grill with out a commensurate increase in corporate overhead.

Depreciation and amortization expense increased by $311,000 during the 1997 nine month period as a result of the opening of two new restaurants. Included in amortization expense is $226,000 relating to the amortization of preopening expenses for these two new Daily Grill restaurants. The Company had no amortization of preopening expenses during the similar period in 1996.

The Company also reported a non-recurring credit of $93,000 during 1997 relating to overaccruals of non-recurring acquisition costs reported in the third quarter of 1996.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 28, 1997 the Company had negative working capital of $1,066,000 and a cash balance of $303,000 compared to negative working capital of $1,199,000 and a cash balance of $372,000 at December 29, 1996. The change in working capital and cash was primarily attributable to the sale of the Preferred I and II stocks in June, 1997 offset by funds expended on the Washington, D.C. Daily Grill.

Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, and loans and tenant allowances from certain of its landlords. At September 28,1997, the Company had existing term loan bank borrowing of $827,000 an SBA loan of $146,000, loans from stockholders/officers of $84,000 and loans/advances from a landlord of $133,000.

In addition to the  Washington,  D.C.  Daily Grill  opened in March,  1997,  the
Company presently anticipates opening one additional Daily Grill store in the greater Washington, D.C. area and has signed an agreement to form an LLC for the operation of a "The Grill" restaurant in San Jose, California. The Company will contribute $200,000 toward the expected cost of this restaurant of approximately $1,200,000. The Company anticipates opening four restaurants in 1998. The cost of opening new Daily Grill restaurants is anticipated to be between $800,000 and $1,400,000 per site depending upon the location and available tenant improvement allowances.

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

In accordance with the recent position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

Other than the opening of new restaurants, management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits

             27.1  Financial Data Schedule

     (b)     Reports on Form 8-K

             None


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRILL CONCEPTS, INC.


Dated:  November 7, 1997                  By: /s/ ROBERT SPIVAK
                                             -----------------------------------
                                              Robert Spivak, President and C.E.O



Dated:  November 7, 1997                  By: /s/ BEN SUMNER
                                             -----------------------------------
                                             Ben Sumner, Chief Financial Officer
                                             and Accounting Officer