Form 10KSB
period 1997-12-28
GRILL CONCEPTS INC
filed 1998-03-31
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the Fiscal Year Ended December 28, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                         ------------------------------
                 (Name of small business issuer in its charter)

      Delaware                                                13-3319172
---------------------                                    -------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                         Identification Number)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
      ---------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

      Title of Each Class                         Name of Each Exchange on
       ---------------------                          Which Registered
                                               -------------------------------
             None                                         None

Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $.00001 par value
                         -------------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past ninety (90)
days. Yes X   No
        ----    ----

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $28,900,657.

     15,790,128 shares of common stock of the Registrant were outstanding as of March 20, 1998. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the average bid and asked price on the NASDAQ Small-Cap Market, was approximately $10,760,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 28, 1997 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes      No  X
                                                       -----   -----

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

         ITEM 1.  DESCRIPTION OF BUSINESS............................          1
         ITEM 2.  DESCRIPTION OF PROPERTIES..........................          9
         ITEM 3.  LEGAL PROCEEDINGS .................................         10
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS................................         10

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS.........................        10
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS................        11
         ITEM 7.  FINANCIAL STATEMENTS................................        17
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE..............        17

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT...................        17
         ITEM 10. EXECUTIVE
                  COMPENSATION........................................        17
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT...............................        17
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS........................................        17
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K.................................................        17

SIGNATURES

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 15 of this Form 10-KSB.

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

     The Company presently operates fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno Restaurants, The Grill on the Alley, and a Rhino Chasers brew pub/restaurant. With the exception of Rhino Chasers and one Daily Grill, both of which are operated at Los Angeles International Airport ("LAX") pursuant to a venture with CA One Services, Inc. ("CA One"), and the three Pizzeria Uno Restaurants which are operated pursuant to franchise agreements, each of the Company's restaurants is owned and operated on a non-franchise basis solely by the Company. The Company plans to open "The Grill" in San Jose, California, and one additional Daily Grill restaurant during 1998.

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

     Restaurant  Sites.  The  Company   presently   operates  nine  Daily  Grill
restaurants which opened in the following months and years:

               Location                                    Opened
              -------------                              ------------
              Brentwood, California                      September 1988
              Los Angeles, California                    April 1990
              Newport Beach, California                  April 1991
              Encino, California                         April 1992
              Studio City, California                    August 1993
              Palm Desert, California                    January 1994
              Irvine, California                         September 1996
              Los Angeles International Airport 1        January 1997
              Washington, D.C.                           March 1997

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

     Existing Daily Grill restaurants (other than the LAX Daily Grill) range in size from 3,750 to 6,000 square feet, of which approximately 2,000 square feet is devoted to kitchen and service areas, and seat between 100 and 250 persons. Opening costs of existing restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $1.1 million per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items (the LAX Daily Grill also offers a breakfast menu). The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's, in contrast to the "nouvelle cuisine" and diet meal fads of the 1980's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, chicken hash, meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price from $8.25 for an "original" beef dip sandwich to $19.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $13.00 per person and the average dinner check is $17.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service.

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

--------------------

     1 The Daily Grill restaurant at Los Angeles International Airport is operated by The Airport Grill LLC, a limited liability company in which the Company owns a 51% interest. See "The Airport Grill LLC - LAX Daily Grill.

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

The Airport Grill LLC

     Operating Agreement. In March of 1995, the Company entered into an operating agreement (the "Operating Agreement") with CA One Services, Inc., a major national airport concessionaire and division of Delaware North Companies, Inc. Pursuant to the Operating Agreement, the Company and CA One Services formed The Airport Grill LLC (the "Airport LLC") to own and operate restaurants within Los Angeles International Airport ("LAX"). Under the Operating Agreement, CA One Services advanced all required capital to open and operate one or more restaurants, other than certain minimum capital ($10,200) which the Company contributed, and the Company provides certain managerial oversight and assistance. Profits of the Airport LLC are shared 51% by the Company and 49% by CA One Services after the payment of a management fee equal to 4% of gross revenues to each of the Company and CA One Services and after the repayment of CA One Services' advances to the Airport LLC, with interest. The Company is currently negotiating to change its operating structure with CA One Services, the result of which may potentially amend the existing operating agreement.

     Rhino Chasers. In October of 1995, the Airport LLC opened its first restaurant in LAX, "Rhino Chasers" brew pub restaurant/bar. Rhino Chasers features hand-crafted beer and a selection of foods developed by the Company specifically for such restaurant.

     Rhino Chasers occupies approximately 1,756 square feet in Terminal One of LAX and seats up to 60 persons. Rhino Chasers is designed to offer a casual, friendly and entertaining atmosphere for travelers to enjoy a casual meal and drinks at moderate prices. Entree selections currently range in price from approximately $4.95 to $7.95, with an average cost per person per meal, including beverage, of approximately $9.00. Based on operating results to date, approximately 50% of Rhino Chasers' revenues have been attributable to alcohol sales with the remaining sales being attributable to food and non-alcoholic beverages.

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

The Pizza Restaurants

     Restaurants. Through its wholly-owned subsidiaries, the Company presently operates three "Pizzeria Uno Restaurant & Bar" locations. The Company's present Pizza Restaurants are located in the following cities and were opened in the months and years indicated:

            Location                            Opened
           ----------                          ---------

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

Business Expansion

     The Company's expansion plans focus on the addition of Daily Grill restaurants with selected expansion of "The Grill" restaurant concept also planned.

     Management continually reviews possible expansion into new markets. Such review will entail careful analysis of potential locations to assure that the demographic make-up and general setting of new restaurants is consistent with the patterns which have proven successful at the existing Daily Grills and "The Grill". While the general appearance and operations of future Daily Grills and "The Grill" restaurants are expected to conform generally to those of existing facilities, the Company intends to monitor the results of any modifications to its existing restaurants and to incorporate any successful modifications into future restaurants. All future restaurants are expected to feature full bar service.

     In March of 1997, the Company opened its first East Coast Daily Grill in Washington, D.C. at a cost of $2.0 million. In order to establish market presence and economies of scale, the Company plans to open its second Daily Grill restaurant in the greater-Washington, D.C. market, in Tyson's Corner, Virginia, during 1998 and intends to evaluate the opening of additional restaurants in such market. To that end, in December of 1997, the Company entered into a lease of a site in Tysons Corner, Virginia where the Company plans to open a 6,400 square foot Daily Grill in or about the Summer of 1998. Other than the lease in Tysons Corner, no definitive sites have been identified for Daily Grill openings as of March 1, 1998. The Company will continue to evaluate sites for future restaurants and has targeted Chicago, New York and Las Vegas as markets for future expansion. Management anticipates that the cost to open additional Daily Grill restaurants will range from $1.0 to $2.0 million per restaurant, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion. There can be no assurance, however, that the Company will be successful in opening additional Daily Grill restaurants in the cities or at the costs indicated, or, even if such restaurants can be opened at such costs, that such restaurants can be operated on a profitable basis.

     In June of 1997, the Company entered into a partnership to construct, own and operate "The Grill," patterned after The Grill on the Alley, at the San Jose Fairmont Hotel, a 5-star luxury hotel. Presently scheduled to open during the second quarter of 1998, "The Grill" at the San Jose Fairmont will mark the Company's first entry into a hotel venue as well as its first restaurant in Northern California. Pursuant to the terms of the partnership, the investment group which owns the San Jose Fairmont Hotel will invest at least $1 million toward the opening of the restaurant, of which $800,000 will be in the form of subordinated debt, and the Company will contribute at least $200,000 toward such costs. The Company will manage the restaurant and will be entitled to a management fee equal to 5% of restaurant revenues and 50.05% of the profits or losses generated by the restaurant.

     The Company will evaluate the opening of additional "The Grill" restaurants in selected markets, both inside and outside of hotel venues and may consider including partners in any such ventures. As of March 1, 1998, the Company had not identified any additional locations in which it plans to open new "The Grill" restaurants.

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

     The Company has a director of operations who oversees and supervises the operations of each of the Company's Pizza Restaurants, providing ongoing guidance and assistance to managers as necessary. Additionally, field-service supervisors of the Franchisor periodically visit and inspect the operations of the Pizza Restaurants to assure compliance with the quality, service and other standards imposed by the Franchisor.

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

     The Company utilizes its point-of-sale computer system to monitor inventory levels and sales, then orders food ingredients daily based on such levels. The Company employs contract purchasing in order to lock in food prices and reduce short term exposure to price increases. The Company's Vice President - Executive Chef establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President - Executive Chef, in conjunction with the Company's team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.


     Pizza Restaurants. The Company has no contracts governing purchases of food and beverage supplies but negotiates purchases for its Pizza Restaurants directly with suppliers, often with the assistance of the Franchisor. Such purchases cover all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices.

Advertising and Marketing

     Daily Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill restaurants. Daily Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 1997, expenditures for advertising and promotion were approximately 2% of gross revenues.

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

Employees

     The Company and its subsidiaries employ approximately 800 people, 18 of whom are corporate personnel and 56 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 400 are full-time employees, with the remainder being part-time employees.

     None of the Company's employees are represented by labor unions or are subject to collective bargaining or other similar agreements. Management believes that its employee relations are good at the present time.

Trademarks and Service Marks

     The Company regards its trademarks and service marks as having significant value and as being important to its marketing efforts. The Company has registered its "Daily Grill" mark and logo and its "Satisfaction Served Daily," "Think Daily," "Daily Grind" and other marks with the United States Patent and Trademark Office as service marks for restaurant service, and has secured California state registration of such marks. The Company's policy is to pursue registration of its marks and to oppose strenuously any infringement.

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

     The Company's executive offices are located in 3,300 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party on a month-to-month basis.

     The Company also maintains east coast offices in a building located in Cherry Hill, New Jersey. Such offices are rented on a month-to-month basis for $400 per month from the same affiliated company from which the Company leases, and are located in the same complex as, the Cherry Hill restaurant.

     Management believes that the Company's existing restaurant and executive office space is adequate to support current operations. The Company intends to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support its future growth plans.

ITEM 3.  LEGAL PROCEEDINGS

     Restuarants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. No causes of action are presently pending against the Company. However, there can be no assurance that punitive damages will not be given with respect to any actions which may arise in the future.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 28, 1997.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                       High            Low
                                      ------         ------
1996  -  First Quarter               1-1/2           1-3/16
         Second Quarter              1-21/32         1-3/16
         Third Quarter               3-3/8           1-17/32
         Fourth Quarter              3-7/16          1-5/16

1997  -  First Quarter               1-9/16          1-1/8
         Second Quarter              1-21/32         59/64
         Third Quarter               1-15/32         1-7/32
         Fourth Quarter              1-3/8           1

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 20, 1998, the bid price of the Common Stock was $1-1/8.

     As of March 20, 1998, there were approximately 437 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 15 of this Form 10-KSB.

General

     During the fiscal year ended December 28, 1997, the Company owned and operated a total of fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno restaurants, The Grill and Rhino Chasers. During the first quarter of 1997 the Company opened its Washington, D.C. Daily Grill and its LAX Daily Grill. Fiscal 1997 operating results include 42 weeks of operations at the Company's Washington, D.C. Daily Grill. The LAX Daily Grill is operated pursuant to a joint operating arrangement and operating results are not included in the consolidated results of operations of the Company. During fiscal 1996, the Company owned and operated a total of twelve restaurants, consisting of seven Daily Grill restaurants, three Pizza Uno restaurants, The Grill and Rhino Chasers. The Company acquired The Grill during the second quarter of fiscal 1996 and opened its Irvine Daily Grill during the third quarter of 1996. Fiscal 1996 operating results include 39 weeks of operations of The Grill and 15 weeks of operations at the Company's Irvine Daily Grill. See "Description of Business."

     Revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 79% of combined 1997 sales were food and 21% were beverage. Revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

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

     The Company's balance sheet and results of operations at and for the year ended December 28, 1997 reflect the capitalization and amortization of costs of acquiring liquor licenses. The Company at December 28, 1997 had capitalized and
amortized   costs  of  obtaining   its  various   liquor   licenses   totaling
approximately $614,000. Such costs consist primarily of amounts paid to purchase such licenses. The Company is amortizing the capitalized cost of its liquor licenses over a forty year period. Additionally, the Company capitalizes and amortizes pre-opening expenses incurred prior to the opening of each of its restaurants. Such pre-opening expenses are amortized ratably over a twelve month period commencing when each restaurant opens. The Company had $70,000 of capitalized and unamortized pre-opening expenses remaining on its balance sheet at December 28, 1997. In connection with acquisition of The Grill during 1996, the Company capitalized $246,000 of goodwill which is being amortized over a thirty year period. As each of the foregoing items involves the payment of certain amounts in advance and the expensing of such amounts in subsequent years, the Company's operating results reflect significant amortization expense which does not affect the Company's operating cash flows. Prior to 1996, the Company had capitalized and was amortizing goodwill arising in connection with the Exchange. During the fourth quarter of 1996, the Company wrote-off the remaining unamortized goodwill, in the approximate amount of $1,952,000, arising in connection with the Exchange.

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations -- Fiscal Year 1997 Compared to Fiscal Year 1996

     The following table sets forth certain items from the Company's Statements of Operations during 1997 and 1996:


                                               1997                           1996
                                       -----------------------        ---------------------
                                       Amount            %             Amount          %
                                       ------          ----            ------         ----
                                      (in thousands)                   (in thousands)


Sales                                   $ 28,901        100.0 %        $ 22,744       100.0 %
Cost of sales                              7,920         27.4             6,210        27.3
                                         -------      -------           -------     -------
Gross profit                              20,981         72.6            16,534        72.7
                                         -------      -------           -------     -------
Restaurant operating expense              17,446         60.4            13,970        61.4
General and administrative expense         2,648          9.2             2,172         9.6
Depreciation and amortization              1,285          4.4               867         3.8
Unusual charges                                -            -             2,052         9.0
                                         -------      -------           -------     -------
Total operating expenses                  21,380         74.0            19,061        83.8
                                         -------      -------           -------     -------
Operating income (loss)                     (399)        (1.4)           (2,528)      (11.1)
Non-recurring acquisition costs (credit)     (93)        (0.3)              231         1.0
Interest expense, net                        166          0.6                86         0.4
                                         -------      -------           -------     -------
Loss before income tax                      (472)        (1.7)           (2,845)      (12.5)
Provision for taxes                            5          0.0                 8         0.0
                                         -------      -------           -------     -------
Net loss                                 $  (477)        (1.7) %        $(2,853)      (12.5) %
                                         =======      =======           =======     =======


     Sales. The Company's revenues for 1997 increased 27.1% to $28.9 million from $22.7 million in 1996. The increase in revenues was primarily attributable to (1) the opening and operation of the Washington, D.C. Daily Grill for 42 weeks for 1997 ($2.8 million), (2) the operation of The Grill for 52 weeks during 1997 ($3.3 million) as compared to 39 weeks during 1996 ($2.4 million), and (3) operation of the Irvine Daily Grill for 52 weeks during 1997 ($2.2 million) as compared to 15 weeks during 1996 ($0.6 million). The six Daily Grill locations which were open during all of fiscal 1997 and 1996 reported an aggregate 4% increase in same store sales from 1996 to 1997.

     On a pro forma basis, assuming the consummation of the acquisition of The Grill at December 31, 1995, the combined operations of the Company and The Grill produced revenues of $23.6 million in 1996.

     Cost of Sales and Gross Profit. While revenues increased by 27.1% ($6.2 million) in 1997 as compared to 1996, cost of sales increased by 27.5% ($1.7 million) and increased as a percentage of sales from 27.3% to 27.4%. The slight increase in cost of sales as a percentage of revenues was attributable to the acquisition of The Grill which has historically experienced a 31% cost of sales as compared to approximately 27% cost of sales for Daily Grill. The higher cost of sales at The Grill is offset by lower labor costs.

     Gross profit increased 26.9% from $16.5 million (72.7% of sales) in 1996 to $21.0 million (72.6% of sales) in 1997.

     Operating Expenses and Operating Results. Total operating expenses rose 12.2% to $21.4 million in 1997 (representing 74.0% of sales) from $19.1 million in 1996 (representing 83.8% of sales). This decrease in operating expense percentages was primarily attributable to a one-time unusual charge of $2.0 million during 1996 reflecting the write-off of goodwill capitalized in connection with the Exchange and other costs.

     Restaurant operating expenses increased 24.9% to $17.4 million in 1997 from $14.0 million in 1996. As a percentage of sales, restaurant operating expenses represented 60.4% and 61.4%, respectively, in 1997 and 1996.

     General and administrative expenses increased 21.9% to represent 9.2% of sales in 1997 as compared to 9.6% of sales in 1996. The percentage decrease in this category reflects the spreading of certain fixed costs over greater sales and can be expected to continue decreasing as a percentage as sales increase with the opening of additional restaurants.

     Other Income and Expenses and Net Income. Net interest expense increased by approximately $80,000 reflecting higher average borrowing during the year.

     The Company also reported a one-time charge during 1996 of $231,000 for the costs associated with the attempted acquisition of certain assets of Hamburger Hamlet Restaurants, Inc., which acquisition was abandoned during the third quarter of 1996. During 1997, a non-recurring credit of $93,000 was reported reflecting an overaccrual of the charge in 1996.

     The Company reported a net loss of $477,000 during 1997 as compared to a net loss of $2.9 million for 1996. In accordance with the recent position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $211,000 during 1997. The "deemed dividend", which relates to the Company's issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock. After giving effect to preferred stock dividends ($69,000) and the "deemed dividend", the net loss attributable to common stock for fiscal 1997 was $757,000.

Liquidity and Capital Resources

     At December 28, 1997, the Company had a working capital deficit of $1.2 million and a cash balance of $0.3 million as compared to a working capital deficit of $1.2 million and a cash balance of $0.4 million at December 29, 1996. The variance in the Company's working capital and cash was primarily attributable to the payment of costs associated with the opening of the Washington, D.C. Daily Grill during the first quarter of 1997 and The Grill at the San Jose Fairmont Hotel which is expected to open in the second quarter of 1998, which costs were partially offset by the sale of $1.5 million of common stock, convertible preferred stock and warrants during 1997.

     Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and preferred stock and the issuance of warrants and loans and tenant allowances from certain of its landlords. At December 28, 1997, the Company had existing bank borrowing of $1.2 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.1 million and loans/advances from landlords and others of $0.2 million. Included in the Company's bank borrowings at December 28, 1997 was a term loan payable in monthly installments of $26,667 plus interest payable monthly at a variable rate equal to the lender's reference rate plus 0.625% (9.125% at December 28, 1997). The Company has an additional $1,000,000 line of credit which has been extended through May, 1998. At December 28, 1997, the Company had utilized $480,000 of its available line of credit.

     In April of 1995, the Company received $178,000 of proceeds from a Small Business Administration loan in connection with earthquake damage sustained during the first quarter of 1994. The SBA loan is repayable with interest at 4% in monthly installments of $1,648.

     During 1997, the Company and its subsidiaries were obligated under 15 leases covering the premises in which the Company's Daily Grill, Pizza Restaurants and airport restaurants are located as well as leases on its executive offices and an office in Cherry Hill, New Jersey. Such restaurant leases, other than the airport restaurant lease, and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $1.75 million in 1997, with varying escalation and percentage rent clauses in each of the restaurant leases. Additionally, Airport LLC, which operates Rhino Chasers and the LAX Daily Grill at LAX with CA One, is obligated under a lease for minimum rents of $2.4 million. Minimum rental payments during 1998 on existing leases, other than leases with respect to the airport restaurants, total $2.0 million.

     During 1997, the Company entered into a settlement agreement pursuant to which the Company paid $125,000 and was released from all obligations under its prior lease covering the Tailgators site.

     The Company presently anticipates opening 2 new restaurants during 1998, including the The Grill at the San Jose Fairmont Hotel which is scheduled to open in the second quarter of 1998. The Company has entered into a lease covering a 6,400 square foot site in Tysons Corner, Virginia in which the Company expects to open its second Washington, D.C. area Daily Grill restaurant during the Summer of 1998. No other leases have been entered into with respect to additional Daily Grill locations. The cost to build new Daily Grill restaurants is anticipated to be between $1,000,000 and $2,000,000 per site depending upon the location and available tenant allowances.

     In order to finance restaurant openings during 1996 and 1997, the Company conducted two offerings of convertible preferred stock during 1996 and an offering of common stock, convertible preferred stock and warrants during 1997. The offerings provided net proceeds to the Company of approximately $1.97 million during 1996 and $1.5 million during 1997.

     In June of 1996, the Company completed an offering of $1.5 million of Series A 10% Convertible Preferred Stock. As of December 29, 1996, $800,000 in face amount of Series A Preferred Stock had been converted resulting in the issuance of 433,288 shares of common stock. The remaining $700,000 in face amount of Series A Preferred Stock was converted during 1997 resulting in the issuance of 801,896 shares of common stock.

     In connection with the placement of the Series A 10% Convertible Preferred Shares, the Company issued warrants to acquire an aggregate of 250,000 shares of the Company's common stock at a price of $3.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant provided that the closing bid price of the Company's common stock has equaled or exceeded $4.50 per share for 20 trading days.

     In December of 1996, the Company completed an offering of $650,000 of Series B 8% Convertible Preferred Stock. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by 80% to 85%, depending on the period of conversion. Any conversions for which the conversion price is less than $1.00 per share shall be subject to the right of the Company to redeem the preferred shares at $11,000 per share. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption. As of December 28, 1997, $330,000 in face amount of Series B 8% Convertible Preferred Stock had been converted resulting in the issuance of 388,067 shares of common stock and $320,000 in face amount of Series B 8% Convertible Preferred Stock remained outstanding.

     In connection with the placement of the Series B 8% Convertible Preferred Shares, the Company issued warrants to acquire an aggregate of 46,222 shares of the Company's common stock at a price of $3.00 per share for a period expiring December 13, 1999.

     In June of 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II 10% Convertible Preferred Stock, 750,000 five year $2.00 Warrants and 750,000 five year $3.00 Warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share.

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

     As of December 28, 1997, none of the shares of Series I or Series II Preferred Stock had been converted.

     Management believes that the Company has adequate resources on hand, operating cash flow and available line of credit to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital through the issuance of debt or equity securities. Opening of the San Jose Grill is expected to require additional capital contributions of up to $150,000 by the Company during 1998. The anticipated cost of building new restaurants is expected to range from $1,000,000 to $2,000,000 per restaurant. The Company presently has no commitments in that regard. See "Description of Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

     In addition to the warrants described above, at December 28, 1997, the Company had outstanding 190,793 warrants previously issued by Magellan and exercisable at a price of $2.00 per share and 100,000 warrants issued in connection with the Exchange and a private placement and exercisable at $3.00 per share. The exercise of all warrants outstanding at December 28, 1997, including the warrants issued in connection with the placement of the Series A, Series B, Series I and Series II preferred stock discussed above, would provide an additional $5,320,252 of capital to the Company. There is no assurance, however, that any of such warrants will be exercised.

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

     The anticipated opening of additional Daily Grill locations is expected to result in the incurrence of various pre-opening expenses and high initial operating costs which may adversely impact earnings during the first year of operations of such restaurants. However, management anticipates that each of such operations can be operated profitably within the first year of operations and that the opening of each of the restaurants presently contemplated will improve revenues and profitability.

     During the first quarter of 1998, the Company began formal efforts to sell its Pizza Restaurants. If a buyer can be identified and an agreement reached to sell the Pizza Restaurants on terms deemed acceptable to the Company, the Company's Pizza Restaurants will be sold. In the event of such a sale, the Company's revenues and operating profits will be reduced in future periods. The Company intends to utilize the proceeds from the sale of the Pizza Restaurants to fund the opening of additional Daily Grill restaurants.

Year 2000 Compliance

     The year 2000 issue is a result of computer programs being written using two digits, e.g. "98", to define a year. Date-sensitive software may recognize the year "00" as the year 1900 rather than the year 2000. This would result in errors and miscalculations or even system failure causing disruptions in everyday business activities and transactions. Software is termed "Year 2000 compliant" when it is capable of performing transactions correctly in the year 2000.

     Based upon a recent assessment of the Company's computer systems, it has been determined that most of the Company's hardware and software systems are either currently Year 2000 compliant or have existing upgrades available from the software vendor that is Year 2000 compliant.

     In-store POS systems recently purchased are Year 2000 compliant, and the older POS systems will be either upgraded or replaced within the next year.

     The Company's financial systems in its main office for accounting and payroll is being replaced during 1998 with new, Year 2000 compliant, hardware and software. This had been previously planned for operational upgrading purposes, regardless of the Year 2000 problem, and the cost should not exceed $50,000.

     It is not expected that achieving Year 2000 compliance will have a material impact on the Company's financial condition or results of operations.

Proposed New Accounting Standard

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998. For the year ended December 28, 1997, the Company had no comprehensive income components as defined in SFAS No. 130.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year-end. Management believes that the adoption of this standard will not have any material impact on the Company's reporting of its segments.

     As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over a one year period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In February 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard.

     The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. Total deferred preopening costs was $70,281 at December 28, 1997.

Impact of Inflation

     To date, inflation has not been a major factor in the Company's business. There can be no assurances, however, that this will continue to be the case. To the extent that it is commercially feasible, menu prices will be adjusted for increases in food and labor costs when appropriate.

ITEM 7.  FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent accountants report thereon of Coopers & Lybrand LLP, appears on pages F-2 through F-23 of this report. See Index to Financial Statements on F-1 of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

   Exhibit
   Number                    Description of Exhibit
  ----------                 ----------------------
   3.1   Certificate of Incorporation, as amended, of Grill Concepts, Inc.(8)
   3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (9)
   3.3   Bylaws, as amended, of Grill Concepts, Inc. (1)
   3.4   Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated
         December 29, 1994 (2)
   4.1   Certificate of Designation fixing terms of Series B Preferred Stock(4)
   4.2   Certificate of Designation fixing terms of Series I Preferred Stock(9)
   4.3   Certificate of Designation fixing terms of Series II Preferred Stock(9)
   4.4   Specimen Common Stock Certificate (1)
   4.5   Form of Privately Issued Warrant (1)
   4.6   Form of Offshore Warrant (3)
   4.7   Warrant Agreement dated December 13, 1996 (4)
   4.8   Form of $2.00 Warrant (9)
   4.9   Form of $3.00 Warrant (9)
  10.1   Form of Franchise Agreement (1)
  10.2 Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)
++10.3   Employment Agreement with Robert Wechsler (2)
  10.4 Operating Agreement for The Airport Grill LLC between Grill Concepts and CA One Services, Inc. dated March 15, 1995 (5)
++10.5   Grill Concepts, Inc. 1995 Stock Option Plan (7)
++10.6   Employment Agreement with Robert Spivak (6)
  10.7*  Operating Agreement for San Jose Grill LLC, dated June 1997
  10.8* Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC
  10.9*  Subordinated Note, dated December 1997, relating to San
         Jose Grill LLC
  21.1*  Subsidiaries of Registrant
  23.1*  Consent of Coopers & Lybrand
  27.1*  Financial Data Schedules
--------------
++       Compensatory plan or management agreement.
*        Filed herewith

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

(3) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.

(4) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 13, 1996.

(5) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994.

(6) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995.

(7) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.

(8) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.

(9) Incorporated by reference to the respective exhibits filed with the Company's Form 10-QSB for the quarter ended June 29, 1997.

(b)       Reports on Form 8-K

          The Company filed no reports on Form 8-K during the quarter ended December 28, 1997.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRILL CONCEPTS, INC.



                                           By: /s/ Robert Spivak
                                              ---------------------------------
                                               Robert Spivak
                                               President

Dated:   March 27, 1998

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                      Title                              Date
   ------------            ------------------------              ---------------

/s/ Robert Spivak         President, Chief Executive Officer      March 27, 1998
-------------------       and Director (Principal Executive
Robert Spivak             Officer)


/s/ Robert Wechsler       Chairman of the Board of Directors      March 27, 1998
-------------------
Robert Wechsler

/s/ Michael Weinstock     Executive Vice President, Vice          March 27, 1998
--------------------      Chairman and Director
Michael Weinstock

/s/ Richard Shapiro       Vice President and Director             March 27, 1998
--------------------
Richard Shapiro

/s/ Ben Sumner            Chief Financial Officer (Principal      March 27, 1998
--------------------      Accounting and Financial Officer)
Ben Sumner

/s/ Charles Frank         Director                                March 27, 1998
--------------------
Charles Frank

/s/ Glenn Golenberg       Director                                March 27, 1998
--------------------
Glenn Golenberg

/s/ Peter Balas           Director                                March 27, 1998
--------------------
Peter Balas



                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           Page
                                                                          ------

 Report of Independent Accountants...............................            F-2

 Consolidated Balance Sheet as of December 28, 1997
  and December 29, 1996..........................................            F-3

 Consolidated Statements of Operation for the years
  ended December 28, 1997 and December 29, 1996..................            F-4

 Consolidated Statements of Stockholders' Equity for the years
  ended December 28, 1997 and December 29, 1996..................            F-5

 Consolidated Statements of Cash Flows for the years ended
  December 28, 1997 and December 29, 1996........................            F-6

 Notes to Consolidated Financial Statements......................            F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS
                                   __________



To the Board of Directors
Grill Concepts, Inc.


We have audited the accompanying consolidated balance sheets of Grill Concepts, Inc. and Subsidiaries as of December 28, 1997 and December 29, 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and Subsidiaries at December 28, 1997 and December 29, 1996 and their consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."



/s/ Coopers & Lybrand L.L.P.

COOPERS & LYBRAND L.L.P.


Los Angeles, California
March 20, 1998

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                   __________

                                                                                 December 28,     December 29,

                                                                                     1997             1996
                                                                                 -----------      -----------
                                  A S S E T S:


Current assets:
         Cash and cash equivalents
                                                                                $272,567         $372,317
         Inventories
                                                                                 302,631          239,237
         Receivables
                                                                                 375,117           64,194
         Prepaid expenses and other current assets
                                                                                 955,329          973,842
                                                                                --------         --------
                           Total current assets
                                                                               1,905,644        1,649,590

Furniture, equipment and improvements, net
                                                                               6,063,132        5,225,111

Goodwill, net
                                                                                 237,636          245,829
Liquor licenses, net
                                                                                 613,686          720,091
Other assets
                                                                                 190,757          241,393
                                                                                 -------          -------

                           Total assets
                                                                              $9,010,855       $8,082,014
                                                                              ==========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY:

Current liabilities:
         Bank line of credit
                                                                                $480,000                -
         Accounts payable
                                                                               1,359,529       $1,143,484
         Accrued expenses
                                                                                 858,050        1,283,805
         Current portion of long-term debt
                                                                                 346,208          421,317
         Note payable - related parties
                                                                                  84,500                -
                                                                                --------         --------
                           Total current liabilities
                                                                               3,128,287        2,848,606

Long-term debt
                                                                                 699,364          946,427

Note payable - related parties                                                         -           84,500
                                                                                --------         --------


                           Total liabilities
                                                                               3,827,651        3,879,533
Commitments and contingencies (Note 10)                                        ---------        ---------

Stockholders' equity:
   Series A, 10% Convertible Preferred Stock, $.001 par value;
      1,000,000 shares authorized, none issued and outstanding in 1997, 700
      issued and outstanding in 1996                                                   -                1
   Series B, 8% Convertible Preferred Stock, $.001 par value; 1,000,000 shares authorized, 32 issued and outstanding in 1997, 65 issued
      and outstanding in 1996                                                          1                1
   Series I, Convertible Preferred Stock, $.001 par value; 1,000,000 shares authorized, 1,000 shares issued and outstanding in 1997,
      none in 1996                                                                     1                -
   Series II, 10% Convertible Preferred Stock, $.001 par value;
      1,000,000 shares authorized, 500 shares issued and outstanding in
      1997, none in 1996                                                               1                -
   Common Stock, $.00001 par value; 30,000,000 shares authorized,
      15,672,481 and 14,282,518 issued and outstanding in 1997
      and 1996, respectively                                                         157              143
   Additional paid-in capital                                                 11,053,913        9,552,453
   Accumulated deficit                                                        (5,870,869)      (5,350,117)
                                                                              ----------       ----------

               Total stockholders' equity                                      5,183,204        4,202,481
                                                                               ---------       ----------

               Total liabilities and stockholders' equity                     $9,010,855       $8,082,014
                                                                              ==========       ==========




 The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   __________

                                                                         December 28,            December 29,
                                                                             1997                    1996
                                                                         ------------            ------------

Sales                                                                     $28,900,657             $22,743,867

Cost of sales                                                               7,919,959               6,210,226
                                                                           ----------              ----------

                           Gross profit                                    20,980,698              16,533,641
                                                                           ----------              ----------
Operating expenses:
         Restaurant operating expenses                                     17,446,072              13,969,911
         General and administration                                         2,648,014               2,172,271
         Depreciation and amortization                                        948,361                 826,761
         Amortization of preopening costs                                     337,124                  40,306
         Unusual charges                                                            -               2,052,141
                                                                           ----------              ----------
                           Total operating expenses                        21,379,571              19,061,390
                                                                           ----------              ----------
                           Loss from operations                              (398,873)             (2,527,749)

Interest expense, net                                                        (123,125)                (80,573)
Interest expense - related parties                                            (43,281)                 (5,915)
Nonrecurring acquisition costs                                                      -                (230,671)
Nonrecurring gain                                                              93,000                      -
                                                                           ----------             -----------
                           Loss before provision for income taxes            (472,279)             (2,844,908)

Provision for income taxes                                                      5,000                   7,800
                                                                           ----------             -----------
                           Net loss                                         ($477,279)            ($2,852,708)
                                                                           ==========             ===========
Preferred stock:
         Preferred dividends accrued or paid                                 ($69,168)                     -
         Accounting deemed dividends                                         (210,655)                     -
                                                                           ----------             -----------

                                                                            ($279,823)                     -
                                                                           ==========             ===========

Net loss applicable to common stock                                         ($757,102)            ($2,852,708)
                                                                           ==========             ===========

Net loss per share:
         Basic net loss                                                        ($0.03)                 ($0.21)


         Preferred stock:
                  Dividends                                                         -                       -
                  Accounting deemed dividends                                   (0.02)                      -
                                                                           ----------             -----------
                                                                                (0.02)                      -
                                                                           ----------             -----------
Basic net loss applicable to common stock                                      ($0.05)                 ($0.21)
                                                                           ==========             ===========
Average-weighted shares outstanding                                        15,094,240              13,705,886
                                                                           ==========             ===========



 The accompanying notes are an integral part of these consolidated financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   __________

                                  Series A    Series B      Series I    Series II            Additional
                                  Preferred   Preferred    Preferred    Preferred   Common     Paid-In   Accumulated
                                    Stock       Stock         Stock        Stock     Stock     Capital     Deficit        Total
                                  --------    ---------    ---------    ---------  --------  ----------  -----------    ---------

Balance, December 31, 1995          -         -            -            -          $130      $6,726,081  $(2,497,409)  $4,228,802

 Issuance of common stock
  purusant to acquisition
  of The Grill                      -         -            -            -             8         849,992            -      850,000

  Issuance of Series A, 10%
   Convertible Preferred Stock     $2         -            -            -             -       1,427,039            -    1,427,041

  Conversion of Series A, 10%
    Convertible Preferred Stock
    to common stock                (1)        -            -            -             5             (4)            -            -

  Issuance of Series B, 8%
    Convertible Preferred Stock     -        $1            -            -             -         549,345            -      549,346

  Net loss                          -         -            -            -             -               -   (2,852,708)  (2,852,708)
                                  -------   ---------     ---------   ---------  --------    ----------   -----------  -----------

Balance, December 29, 1996          1         1            -            -           143       9,552,453   (5,350,117)   4,202,481

  Issuance of common and
   convertible Series I and II
   preferred stocks pursuant
   to private placement             -         -            $1           $1            2       1,457,998            -    1,458,002

  Dividends of Series A, 10%
   Convertible Preferred Stock,
   paid by issuance of
   common stock                     -         -            -            -             1          34,999      (35,000)           -

  Conversion of Series A, 10%
   Convertible Preferred Stock,
   to common stock                 (1)        -            -            -             7              (6)           -            -

  Dividends of Series B, 8%
   Convertible Preferred Stock
    paid in cash                    -         -            -            -             -           8,473       (8,473)           -

  Conversion of Series B, 8%
   Convertible Preferred Stock,
   to common stock                  -         -            -            -             4              (4)           -            -

  Net loss                          -         -            -            -             -               -      (477,279)   (477,279)
                              --------     -------     --------   --------     --------    ------------  ------------  -----------
Balance, December 28, 1997         $-        $1           $1           $1          $157     $11,053,913   $(5,870,869) $5,183,204

                              ========     =======     ========   ========     ========    ============  ============  ===========

The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                              December 28,    December 29,
                                                                  1997            1996
                                                               -----------     ----------

Cash flows from operating activities:
  Net loss                                                    ($477,279)       ($2,852,708)

 Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
     Depreciation and amortization                              948,361            826,761
     Amortization of preopening costs                           337,124             40,306
     Unusual charges                                                  -          2,052,141

     Changes in operating assets and liabilities:
         Inventories                                            (63,394)           (43,366)
         Receivables
                                                               (310,923)           (64,194)
         Prepaid expenses and other current assets               (3,148)          (175,495)

         Liquor licenses and other assets                      (171,890)          (143,006)
         Accounts payable                                       216,045             24,528
         Accrued expenses
                                                               (425,755)           190,115
                                                             ----------         -----------
               Net cash provided by (used in) operating
activities                                                       49,141           (144,918)
                                                             ----------         -----------
Cash flows from investing activities:
    Additions to furniture, equipment and improvements       (1,764,721)        (2,019,431)
    Net cash acquired through purchase of business                    -            253,231
                                                             ----------         -----------
       Net cash used in investing activities                 (1,764,721)        (1,766,200)
                                                             ----------        ------------

Cash flows from financing activities:
    Proceeds from bank line of credit                           480,000                  -
    Proceeds from issuance of preferred stock                 1,500,000          2,150,000
    Payments on stock issuance costs                            (41,998)          (173,613)
    Payments on long-term debt                                 (322,172)          (324,068)
                                                             ----------        ------------
           Net cash provided by financing activities          1,615,830          1,652,319
                                                             ----------        ------------
           Net decrease in cash and cash equivalents            (99,750)          (258,799)


Cash and cash equivalents, beginning of year                    372,317            631,116
                                                            -----------       -------------
Cash and cash equivalents, end of year                         $272,567           $372,317
                                                            ===========       =============

Business acquisition, net of cash acquired:
     Working capital, other than cash                                              $26,716
     Furniture, equipment and improvements                                        (321,880)
     Cost in excess of net assets acquired                                        (245,829)
     Other assets                                                                  (55,776)
     Long-term debt                                                                      -
     Fair value of stock exchanged                                                 850,000
                                                                              -------------
             Net cash acquired
                                                                                  $253,231
                                                                              =============
Supplemental cash flows information:
   Cash paid during the year for:
          Interest                                           $180,455              $82,600
          Income taxes                                         $5,400                 $800



       The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   __________



1.       Business, Organization And Basis Of Presentation:

         General

          Grill Concepts, Inc. (the "Company") was incorporated under the laws of the State of Delaware in November 1985. The Company was originally incorporated under the name "Uno Concepts, Inc." In December 1992, the Company changed its name to "Magellan Restaurant Systems, Inc." ("Magellan") and, in connection with an exchange agreement (the "Exchange") with Grill Concepts, Inc., a California corporation ("GCI"), changed its name to "Grill Concepts, Inc." in February 1995. The Company operates exclusively in the restaurant industry in the United States. As of December 28, 1997, the Company operates fourteen restaurants, consisting of eight Daily Grill restaurants, The Grill on the Alley ("The Grill"), and a Rhino Chasers brew pub/restaurant in Southern California; one Daily Grill in Washington, D.C.; and three Pizzeria Uno Restaurants located in the eastern part of the United States. With the exception of Rhino Chasers and one Daily Grill, both of which are operated at Los Angeles International Airport ("LAX") pursuant to a venture with CA One Services, Inc. ("CA One"), and the three Pizzeria Uno Restaurants which are operated pursuant to franchise agreements, each of the Company's restaurants is owned and operated on a non-franchise basis solely by the Company. The Company plans to open "The Grill" in San Jose, California, and one additional Daily Grill restaurant during 1998.

          On March 3, 1995, pursuant to the Exchange agreement previously entered into by Magellan and GCI, the Company became a wholly owned subsidiary of Magellan. Immediately following the Exchange, the name of Magellan was changed to Grill Concepts, Inc., a Delaware corporation.

          All of GCI's common stock was exchanged for 8,500,000 shares of Magellan common stock. As a result, following the Exchange, holders of GCI common stock controlled 63% of the outstanding common stock of the Company, and, for accounting purposes, the acquisition has been treated as a recapitalization of GCI with GCI as the acquirer. The transaction was therefore accounted for as a purchase under the "reverse acquisition" method.

          On April 1, 1996, the Company acquired 100% of the common stock of The Grill, an upscale Beverly Hills restaurant which opened in 1984 in exchange for $850,000 of common stock of the Company. The acquisition was accounted for under the purchase method of accounting.

                                      F-7
Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.       Business, Organization And Basis Of Presentation, Continued:

          As a result of the above, these statements include the accounts of The Grill on a consolidated basis for fiscal year 1996. The Consolidated Statements of Operations for fiscal year 1996 include the operations of The Grill for the period between April 1, 1996 and December 29, 1996.

          The  unaudited  pro forma  financial  information  set forth  below is
          presented  as  if  the   acquisition   had  been   consummated  as  of
          December 25, 1994.

          The pro forma financial information is not necessarily indicative of what actual results of operations of the Company would have been if the acquisitions consummated as of December 25, 1994, nor does it purport to represent the results of operations for future periods.

                                                                  1996
                                                                 ------

               Sales                                          $23,599,162
               Net loss                                       ($2,767,350)
               Basic net loss per share                            ($0.20)
               Weighted-average shares outstanding             13,705,866



2.       Summary Of Significant Accounting Policies:

         Principles Of Consolidation

          The consolidated financial statements include the accounts of Grill Concepts, Inc. and its wholly owned subsidiaries which include the three Pizzeria Uno Restaurants and The Grill. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used for the investment in the joint venture with CA One relating to Rhino Chasers and the one Daily Grill operated at LAX.

         Fiscal Year

          The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years 1997 and 1996 both consisted of 52 weeks ended December 28, 1997 and December 29, 1996, respectively.

                                      F-8
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Summary Of Significant Accounting Policies, Continued:

         Cash And Cash Equivalents
         -------------------------

          The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

         Concentration Of Credit Risk
         ----------------------------

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

         Inventories
         -----------

          Inventories consist of food, wine and liquor and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

         Furniture, Equipment And Improvements
         -------------------------------------

          Furniture, equipment and improvements are stated at the Company's allocated acquisition cost for assets acquired from the merger and at cost for all new additions.

          Depreciation of furniture and equipment is computed by use of the straight-line method based on the estimated useful lives of 5 to 10 years of the respective assets. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining life of the lease, whichever is shorter. Interest costs incurred during construction were capitalized and are being amortized over the related assets' estimated useful lives. When properties are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to current-year operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current-year expense and to capitalize expenditures for major replacements and betterments.

         Goodwill
         --------

          Goodwill relates to the excess of cost over the fair value of the net assets of The Grill acquired in April 1996. Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization at December 8, 1997 was $8,194.

                                      F-9
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.      Summary Of Significant Accounting Policies, Continued:

         Expendables
         ------------

          Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

         Liquor Licenses
         ---------------

          Liquor   licenses  are  capitalized  and  are  being  amortized  on  a straight-line basis over 40 years.

         Preopening Costs
         ----------------

          Costs related to the opening of new restaurants, payroll and other costs incurred in the training and introduction period, are deferred and then amortized over a one-year period commencing with the opening of each respective restaurant.

         Income Taxes
         ------------

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Advertising And Promotion Costs
         -------------------------------

          All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 8, 1997 and December 9, 1996 was $486,615 and $409,651, respectively.

         Reclassifications
         -----------------

          Certain prior-year amounts have been reclassified to conform to the current-year presentation.

                                      F-10
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.       Summary Of Significant Accounting Policies, Continued:

         Long-Lived Assets
         ------------------

          In fiscal year 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As a result, in 1996, the Company recorded a charge to earnings of approximately $1,952,000 for the write-off of the goodwill related to the merger with Magellan in February 1995. The carrying value of the goodwill was completely written off due to negative projected future cash flows pertaining to the Pizzeria Uno Restaurants. The charge was recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1996.

          In accordance with SFAS No. 21, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants.

         Stock-Based Compensation
         ------------------------

          The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, no compensation expense is recognized since the Company's stock option grants are generally priced at fair market value on the date of grant. SFAS No. 23, "Accounting for Stock-Based Compensation" established a fair value based methodology for the financial accounting and reporting for stock-based employee compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123.

                                      F-11
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued


2.       Summary Of Significant Accounting Policies, Continued:

         Net Income Per Share
         --------------------

          In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

          Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the Treasury Stock method. Dilutive net income (loss) per share is not presented since all of the dilutive shares are antidilutive for the periods presented. Net income (loss) per share and weighted-average shares outstanding for all prior periods have been restated in accordance with SFAS No. 128. Net income
          (loss) per share has also been adjusted to give effect to the deemed dividends.

         Use Of Estimates
         ----------------

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

         Fair Value Of Financial Instruments
         -----------------------------------

          SFAS No. 107, "Disclosure About Fair Value of Financial Instrument," requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all nonfinancial instruments from its disclosure requirements. A financial instrument is defined as contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

                                      F-12
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.Summary Of Significant Accounting Policies, Continued:

         Fair Value Of Financial Instruments, Continued
         -----------------------------------

          Cash, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

         Recent Accounting Pronouncements
         --------------------------------

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components will be required beginning with the Company's fiscal year ending 1998. For the years ended December 28, 1997 and December 29, 1996, the Company had no comprehensive income components as defined in SFAS No. 130.

          Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules will be effective for the Company's 1998 fiscal year-end. Management believes that the adoption of this standard will not have any material impact on the Company's reporting of its segments.

          As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over a one-year period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft
          Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In February 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company's total deferred preopening costs was $70,281 at December 28, 1997.

                                      F-13
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

3.       Closure Of Jo Jo Players:

          During the quarter ended September 28, 1997, the Company executed a Mutual Release and Lease Termination Agreement covering the property which operated as Jo Jo Players. The Company also assigned its interest in a liquor license for such property. As a result, the Company has no further liability under the lease and suffered no current charges since the loss totalling $261,000 on this closure was previously reserved.


4.       Business Operations:

          The Company incurred a net loss of approximately $477,000 for the fiscal year ended December 28, 1997. Although the Company incurred a net loss in the current year, the Company generated positive cash flows from operations and management believes that such cash flow trend is expected to continue. Management's plans for profitable operations include increasing sales at its existing restaurants and through the openings of additional restaurants including San Jose and Tyson's Corner. In addition, management is negotiating potential joint venture arrangements and licensing agreements.

          While there can be no assurance that management's plans, if executed, will achieve profitability, management believes their plans provide the Company with a strong base to accomplish their goals.


5.       Furniture, Equipment And Improvements, Net:

          Furniture, equipment and improvements at December 28, 1997 and December 29, 1996 consisted of:

                                                   1997                1996
                                                 --------            --------

Furniture, fixtures and equipment                $4,239,213          $3,598,596
Leasehold improvements                            5,744,800           4,196,749
Motor vehicle                                        22,577              14,256
Expendables                                         115,186              59,631
Construction-in-progress                            218,902             720,365
                                                 ----------          ----------


Furniture, equipment and improvements            10,340,678           8,589,597

Less, Accumulated depreciation                   (4,277,546)         (3,364,486)
                                                -----------         -----------


Furniture, equipment and improvements, net       $6,063,132          $5,225,111
                                                ===========         ===========

Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIAIRES

6.     Debt:

       Debt at December 28, 1997 and December 29, 1996 is summarized as follows:


                                                         1997             1996
                                                       -------          -------


Note payable to bank under revolving credit
agreement, expiring March 31, 2000, payable
in sixty equal monthly installments starting
April 30, 1995, plus interest.  Also available
is $1,000,000 under a revolving line of credit
expiring May 31, 1998 ($480,000 outstanding at
December 28, 1997).  Management is expecting
the bank to grant an extension.  Interest is
payable monthly at the Bank's Reference Rate
(8.5% at December 28, 1997) plus 0.625%.
The Company has the option of fixing the
interest rate.  The note is collateralized
by an interest in the assets of the Company.
In addition, two of the Company's principal
stockholders have guaranteed the credit facility.
In connection with this line of credit, the Company
is required to comply with a number of restrictive
covenants, including meeting certain interest cover
requirements and dividend restrictions.               $1,226,688     $1,066,679


Note payable to Small Business Administration
collateralized by property, payable monthly, $1,648,
including interest at 4.0% due September 23, 2006.       145,047        158,807


Note payable to lessor, uncollateralized, payable
monthly, $1,435, including interest at 10.0%.            139,119        142,258


Note payable for automobile, payable monthly,
$755, including interest at 2.9% due June 18, 1999.       14,718              -
                                                      ----------       ---------
                                                        1,525,572     1,367,744

Less, Current portion of long-term debt                   346,208       421,317
Less, Bank line of credit                                 480,000             -
                                                      -----------     ----------

         Long-term portion                               $699,364      $946,427
                                                      ===========     ==========

                                      F-15
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

6.       Debt, Continued:

         Principal maturities of long-term debt are as follows:

              Year Ending
              December 31,
             --------------

                 1998                             $826,208
                 1999                              344,640
                 2000                              126,139
                 2001                               20,412
                 2002                               21,444
                 Thereafter                        186,729
                                                 ----------

                  Total                          $1,525,572
                                                 ==========

          Throughout fiscal year 1997, the Company was not in compliance with certain bank covenants and has received a waiver from the lender with respect to those instances of noncompliance. As of December 28, 1997, the Company was in compliance with all of its bank covenants.


7.       Related Parties:

          Debt with related parties at December 28, 1997 and December 29, 1996 consisted of:

                                                            1997         1996
                                                           ------       ------
            Uncollateralized subordinated note
            payable to shareholders, with interest
            payable monthly at a rate of 7.0%
            per annum.  The note payable and interest
            is due on December 27, 1998.                $84,500        $84,500
                                                       ========       ========

          In 1997, the Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the note payable to the bank for collateralizing the note with their personal assets. Interest expense totalled $37,366 for fiscal year 1997.


          A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $246,787 and $232,686 for the fiscal years 1997 and 1996, respectively.

                                      F-16
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

8. Stockholders' Equity:

          In June 1996, the Board of Directors authorized and the Company completed an offering of $1.5 million of 1,500 shares of Series A, 10% Convertible Preferred Stock to an offshore investor. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price. During fiscal year 1996, 800 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 433,288 shares of common stock at an average price of $1.84 per share. During fiscal year 1997, all of the remaining 700 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 801,896 shares of common stock at an average price of $0.87 per share. The Company paid $35,000 in dividends by issuing common stock, calculated based on the market rate at the issuance date, to the preferred shareholder. There were no accumulated dividends in arrears at December 28, 1997.

          In December 1996, the Board of Directors authorized and the Company completed an offering of $650,000 of 65 shares of Series B, 8% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and 181 or more days - 80%. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption; provided, however, that with respect to any preferred shares converted prior to 180 days after issuance, the dividend shall be reduced to 4%. During fiscal year 1997, 33 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 388,067 shares of common stock at an average price of $0.85 per share. The Company paid $8,473 in dividends during fiscal year 1997. There were no accumulated dividends in arrears at December 28, 1997.

                                      F-17
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

8.        Stockholders' Equity, Continued:

          In June 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 750,000 five-year $2.00 warrants and 750,000 five-year $3.00 warrants. The aggregate sales price of those securities was $1,500,000.

          The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share. There were no conversions as of December 28, 1997.

          The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 28, 1997. Accumulated dividends in arrears totalled $25,695 as of December 28, 1997

          Warrants
          --------

          At December 31, 1995, the Company had outstanding 190,793 warrants previously issued by Magellan and exercisable at a price of $2.00 per share. Additionally, in connection with the Exchange and a private placement during 1995, the Company issued an additional 100,000 warrants, which are exercisable at $3.00 per share.

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

                                      F-18
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

8.        Stockholders' Equity, Continued:

          Warrants, Continued
          --------

          In June 1997, 750,000 warrants exercisable at $2.00 per share and 750,000 warrants exercisable at $3.00 per share were issued in connection with the offering of the Series I Convertible Preferred Stock which is scheduled to expire June 26, 2002. These warrants are subject to cancellation in the event the holders of the Series I Convertible Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

          Deemed Dividend
          ---------------

          In accordance with the recent position of the Securities and Exchange Commission regarding accounting for preferred stock which is convertible at a discount from market price for common stock, the Company has reflected, for purposes of presenting net income (loss) per share, an accounting "deemed dividend." This deemed dividend, which relates to the issuance of the preferred stock, is a noncash, nonrecurring amount for the purpose of presenting income (loss) applicable to common stock and income (loss) per share. This deemed dividend was calculated at the date of issue of the preferred stock as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock is convertible.

          Options
          -------

          On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "Plan"). The Plan provides for options to be issued to the Company's employees. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five- to ten-year period.

                                      F-19
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

8.        Stockholders' Equity,  Continued:

          Options, Continued
          -------

          A total of 1,500,000 common shares are reserved for issuance pursuant to the Plan. During the year, upon recommendation of the Compensation Committee, a total of 432,000 options were granted under the Plan ranging in price from $1.00 to $1.17. The Plan was approved at the 1996 annual stockholders' meeting. Transactions during the fiscal years 1997 and 1996 under the Plan were as follows (included in the following options are 40,000 shares from a discontinued plan):


                                                  1997                              1996
                                      ---------------------------      -----------------------------
                                                        Weighted                           Weighted
                                       Number        Average Option       Number        Average Option
                                      Of Shares      Exercise Price     Of Shares      Exercise Price
                                    ------------    ----------------    ----------    ----------------

Options outstanding at
beginning of year                   1,110,100        $1.37               573,000         $1.30

Options granted - price less
than fair value                        15,000         1.00               379,100          1.39

Options granted - price equals
fair value                            383,500         1.06
                                                                               -
Options granted - price greater
than fair value                        33,500         1.17               266,000          1.50

Options exercised                           -            -                     -             -
Options cancelled                    (116,000)        1.10              (108,000)         1.26
                                    ---------        ------             --------         ------

Options outstanding at end
of year                             1,426,100        $1.34             1,110,100         $1.37
                                   ==========        ======            =========         =====

Options exercisable at end
of year                               665,520                            481,000


Options available for grant
at end of year                        113,900                            429,900


The following table summarizes information about stock options outstanding at December 28, 1997 (shares in thousands)

                                             Options Outstanding                   Options Exercisable
                                ------------------------------------------    ----------------------------
                               Number          Weighted                           Number
                             Outstanding At     Average          Weighted       Outstanding At     Weighted
            Range Of          December 28,     Remaining         Average         December 28,      Average
        Exercise Price          1997       Contractual Life    Exercise Price       1997         Exercise Price
       ----------------      -----------   ----------------   ----------------  --------------  ----------------

      $1.00 to $1.17          372,000         8.8               $1.06              169,520         $1.08

      $1.34 to $1.53        1,054,100         7.2               $1.44              496,000         $1.43
                            ---------                                              -------
                            1,426,100                                              665,520
                            =========                                              =======

Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

8.        Stockholders' Equity, Continued:

          Options, Continued
          -------

          The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1997 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   1997               1996
                                                  ------             ------

          Net loss, as reported                 ($757,102)          ($2,852,708)
          Net loss, pro forma                   ($803,869)          ($3,126,221)
          Net loss per share, as reported          ($0.05)               ($0.21)
          Net loss per share, pro forma            ($0.05)               ($0.23)


          The fair value of each option grant issued in fiscal year 1997 and 1996 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
          (a) no dividend yield on the Company's stock, (b) expected volatility using the average of three peer groups of 54.11%, (c) risk-free interest rates ranging from 5.80% to 6.45%, and (d) expected option lives of five years.


9.        Pension Plan:

          Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees of the Company to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years ended December 28, 1997 and December 29, 1996, the Company made no contributions to the Plan.

Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

10.            Commitments And Contingencies:

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

               Aggregate minimum lease payments under noncancellable operating leases are as follows:

               Fiscal Year Ending
               ------------------

                   1998                      $2,015,812
                   1999                       2,121,446
                   2000                       2,015,709
                   2001                       2,037,529
                   2002                       1,976,371
                   Thereafter                10,905,732
                                             ----------
                    Total                   $21,072,599
                                            ===========

               Rent expense was $2,325,263 and $2,217,734 for fiscal years 1997 and 1996, respectively, including $139,087 and $74,530 for 1997 and 1996, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of stipulated amounts.

               In connection with the building of a new restaurant, the Company has signed an agreement to form an LLC for the operation of a "The Grill" restaurant in San Jose, California. The Company has contributed $200,000 toward the expected cost of this restaurant of approximately $1,200,000. In addition, the Company may be expected to contribute an additional $150,000 in 1998.

               Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. No causes of action are presently pending against the Company. However, there can be no assurance that punitive damages will not be given with respect to any actions which may arise in the future.

                                      F-22
Continued

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

11.       Income Taxes:

          The provisions for income taxes for the fiscal years ended December 28, 1997 and December 29, 1996 are as follows:

                                                 1997                 1996
                                                ------              -------

          Current - federal                         -                    -
          Current - state                      $5,000               $7,800
                                               ------               -------

                                               $5,000               $7,800
                                               ======              ========

          The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                     1997          1996
                                                    ------        ------

Federal tax rate                                    (34.0%)        (34.0%)
Goodwill expensed for book                              -           25.0%
Net operating loss for which no tax
benefit was realized                                 23.0%           8.0%
Other                                                12.0%           1.0%
                                                    -----           -----

Effective tax rate                                    1.0%           0.0%
                                                    =====           =====

Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

11.       Income Taxes, Continued:

          Deferred tax assets and liabilities consist of the following as of December 28, 1997 and December 29, 1996:

                                              1997                 1996
                                             ------               ------

Deferred tax assets:

       Net operating loss                 $1,201,724           $1,327,066
       Fixed assets                          219,105               88,400
       Intangible assets                           -               53,203
       State taxes                           198,376              206,475
       General business credit               251,347              102,000
       Alternative minimum tax credit          8,058                8,058
       Charitable contribution carryover       4,977                2,409
                                             -------             ---------

           Total gross deferred tax assets  1,883,587            1,787,611


Less, Valuation allowance                  (1,859,692)          (1,787,611)
                                          ------------          -----------

           Net deferred tax assets             23,895                    -


Deferred tax liabilities:

         Intangible assets                    (23,895)                   -
                                          ------------           -----------

             Net deferred tax assets
                and liabilities                    $-                   $-
                                          ============           ===========


          At December 28, 1997, the Company has available federal and state net operating loss carryforwards of $3,534,482 and $2,431,557, respectively, that may be utilized to offset future federal and state taxable earnings. These net operating losses begin to expire in 2006 and 1998, respectively. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

12.       Unusual Charges And Nonrecurring Acquisition Costs:

          As discussed in Note 2, during fiscal year 1996, the Company implemented SFAS No. 121. As a result, the Company recorded a charge to earnings of approximately $1,952,000 for the write-off of the goodwill related to the merger with Magellan in February 1995. The carrying value of the goodwill was completely written off due to negative projected future cash flows pertaining to the Pizzeria Uno Restaurants. The charge was recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1996.

          In addition, the Company has expensed certain restaurant closing costs in fiscal year 1996 of $100,000, which has been recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1996.

          The nonrecurring acquisition costs written off in fiscal year 1996 relate to the Company's abandonment of a potential acquisition of a chain of restaurants.


13.       Subsequent Events:

          In February 1998, the Company formally listed the three Pizzeria Uno Restaurants for sale. The Company does not anticipate any material gains or losses as a result of the sale.

          In connection with the building of a new restaurant, in January 1998, the LLC formed for the operation of a "The Grill" restaurant in San Jose, California, entered into a subordinated $800,000 note agreement with a related party at a rate of 10.0% per annum, with no defined payment terms. The note will mature in January 2018.

Continued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

14.       Quarterly Financial Data (Unaudited):

          Summarized unaudited quarterly financial data for fiscal years 1997 and 1996 is as follows:


                                                   March 30,         June 29,     September 28,    December 28,
         Quarter Ended                               1997              1997           1997              1997
        ---------------                           -----------        --------    ---------------   -------------


         Total revenues                             $7,140,720      $7,306,781      $7,066,991      $7,386,165

         Income (loss) from operations                  70,174         (66,008)       (149,346)       (253,693)

         Net income (loss)                              74,613         (51,861)       (171,416)       (328,615)

         Basic net income (loss) per share               $0.00          ($0.01)         ($0.01)         ($0.02)


                                                   March 31,         June 30,     September 29,    December 29,
         Quarter Ended                               1996              1996           1996              1996
        ---------------                           ---------         ----------   --------------   --------------

         Total revenues                             $5,245,779      $5,691,606      $5,542,120      $6,264,362

         Income (loss) from operations                  50,482         (61,447)       (140,408)     (2,376,376)

         Net income (loss)                              11,785         (94,008)       (373,284)     (2,397,201)

         Basic net income (loss) per share               $0.00          ($0.01)         ($0.03)         ($0.17)
