Form 10QSB
period 1998-03-29
GRILL CONCEPTS INC
filed 1998-05-11
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 29, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________.


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)




           Delaware                                         13-3319172
--------------------------------                --------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
     -------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 820-5559
                              --------------------
                           (Issuer's telephone number)

         --------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     As of May 2, 1998, 15,790,128 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------
                                      INDEX


                                                                          Page
                                                                         Number
                                                                        --------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets - March 29, 1998
        and December 28, 1997........................................       1

        Consolidated Condensed Statements of Operations - For the
        three months ended March 29, 1998 and March 30,1997..........       3

        Consolidated Condensed Statements of Cash Flows - For the
        three months ended March 29, 1998 and March 30, 1997.........       4

        Notes to Consolidated Condensed Financial Statements.........       5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations................................       7

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K.........................      9

SIGNATURES............................................................    10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS



                                             March 29,         December 28,
                                               1998                1997
                                           -------------       ------------



Current assets:
     Cash and cash equivalents                $614,660           $272,567
     Inventories                               295,951            302,631
     Receivables                               329,720            375,117
     Prepaid expenses                        1,092,971            955,329

                                        --------------       ------------

          Total current assets               2,333,302          1,905,644
                                        --------------       ------------

Property and equipment, at cost             11,276,181         10,340,678
     Less:  accumulated depreciation       (4,520,818)        (4,277,546)
                                        --------------       ------------

          Property and equipment, net        6,755,363          6,063,132
                                        --------------       ------------

Goodwill                                       235,635            237,636

Liquor licenses, net                           613,686            613,686

Other assets                                   145,136            190,757
                                        --------------       ------------


          Total assets                     $10,083,122         $9,010,855
                                        ==============       ============







The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            March 29,          December 28,
                                                                             1998                1997
                                                                         --------------      -------------
Current liabilities:
     Bank line of credit                                                       $535,000           $480,000
     Accounts payable                                                         1,042,351          1,359,529
     Accrued expenses                                                         1,126,329            858,050
     Current portion of long term debt                                          350,300            346,208
     Note payable - related party                                                84,500             84,500
                                                                         --------------      -------------

          Total current liabilities                                           3,138,480          3,128,287

Long-term debt, net of current                                                1,410,307            699,364
                                                                         --------------      -------------

          Total liabilities                                                   4,548,787          3,827,651
                                                                         --------------      -------------

Minority interest                                                               199,800                 --

Stockholders' equity:
    Series B, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000 shares; shares issued and outstanding: 22 in 1998, 32 in
      1997.                                                                           1                  1
   Series I, Convertible Preferred Stock,$.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 1000 shares in
      1998 and 1997                                                                   1                  1
    Series II, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 500 shares in
      1998 and 1997                                                                   1                  1
    Common stock, $.00001 par value: 30,000,000 shares authorized, shares issued and outstanding: 15,790,128 in 1998 and
      15,672,481 in 1997                                                            158                157

   Additional paid-in capital                                                11,053,913         11,053,913

   Accumulated deficit                                                       (5,719,539)        (5,870,869)
                                                                          --------------      -------------

          Stockholders' equity                                                5,334,535          5,183,204
                                                                          --------------      -------------

          Total liabilities and stockholders' equity                        $10,083,122         $9,010,855
                                                                          ==============      =============




  The accompanying notes are an integral part of these consolidated condensed financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                   -----------------------------

                                                    March 29,        March 30,
                                                      1998              1997
                                                 -------------   --------------
Sales                                                $8,361,241       $7,140,720

Cost of sales                                         2,203,050        1,956,217
                                                  -------------   --------------

Gross Profit                                          6,158,191        5,184,503
                                                  -------------   --------------

Costs and expenses:
    Restaurant operating expenses                     5,045,368        4,340,867
    General and administrative                          622,594          523,484
    Depreciation and amortization                       243,270          199,678
    Amortization of preopening expenses                  45,600           50,300
                                                  -------------   --------------

              Total operating expenses                5,956,832        5,114,329
                                                  -------------   --------------

Income from operations                                  201,359           70,174

Non-recurring credit                                          -           49,286
Interest expense - net                                 (39,119)         (44,047)
                                                  -------------   --------------
Income before provision for income taxes                162,240           75,413

Provision for income taxes                              (1,200)            (800)
                                                  -------------   --------------

Net income                                             $161,040          $74,613
                                                  -------------   --------------


Preferred stock:
    Preferred dividends accrued or paid                (22,328)               --
    Accounting deemed dividends                        (42,133)               --
                                                  -------------   --------------
                                                      ($64,461)               --
                                                  -------------   --------------
    Net income applicable to common stock               $96,579          $74,613
                                                  =============   ==============

Net income per share
    Basic net income                                      $0.01            $0.01
                                                  -------------   --------------

    Preferred stock
         Dividends                                         0.00               --
         Accounting deemed dividends                       0.00               --
                                                  -------------   --------------

                                                           0.00               --
                                                  -------------   --------------
Basic net income applicable to common stock               $0.01            $0.01
                                                  =============   ==============

Average weighted shares outstanding                  15,704,802       14,328,736
                                                ===============    =============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                 Three Months Ended
                                                          -------------------------------

                                                            March 29,        March 30,
                                                              1998             1997
                                                          --------------   --------------
Cash flows from operating activities:
     Net income                                                $161,040         $74,613
     Adjustments to reconcile net income to net cash
       provided by (used in) operating activities:
        Depreciation and amortization                           288,870         249,978
        Changes in operating assets and liabilities
          Inventories                                             6,680         (43,802)
          Receivables                                            45,397              --
          Prepaid expenses                                    (137,642)         193,166
          Other assets                                          (7,687)         (97,314)
          Accounts payable                                    (317,178)          44,170
          Accrued liabilities                                   268,281        (219,806)
                                                          -------------    -------------

     Net cash provided by operating activities                  307,761         201,005
                                                          -------------    -------------

Cash flows from investing activities:
     Additions to furniture, equipment and improvements       (935,503)      (1,020,292)
                                                          --------------   -------------
     Net cash (used in) investing activities                  (935,503)      (1,020,292)
                                                          -------------    -------------

Cash flows from financing activities:
     Proceeds from note payable                                 800,000              --
     Proceeds from investment in L.L.C.                         199,800              --
     Proceeds from line of credit                                55,000         645,000
     Payments on long-term debt                                (84,965)         (83,856)
                                                          -------------    -------------
     Net cash provided by financing activities                  969,835         561,144
                                                          -------------    -------------

Net increase (decrease) in cash and cash equivalents            342,093        (258,143)

Cash and cash equivalents, beginning of period                  272,567         372,317
                                                          -------------    --------------
Cash and cash equivalents, end of period                       $614,660        $114,174
                                                          =============    =============


Supplemental cash flow information:
     Cash paid during the period for:
     Interest                                                  $38,830           $39,614
     Income taxes                                                   --              $421



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10- QSB. These financial statements have not been audited by independent accountants. The December 28, 1997 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 28, 1997. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 27, 1998.


2.   STOCKHOLDERS' EQUITY

     During the quarter ended March 29, 1998, 100,000 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 117,647 shares of common stock at an average price of $0.85 per share.


3.   DEEMED DIVIDEND

     In accordance with the position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income
     (loss) per share.


4.   MINORITY INTEREST

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $200,200 and by a capital contribution of $199,800 and a $800,000 loan from the other minority interest member of the limited liability company. The consolidated condensed financial statements include the accounts of the limited liability company.


5.   NET INCOME PER SHARE

     Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share", was adopted in the fourth quarter of 1997 and supersedes the Company's previous standards for computing net income per share under Accounting Principles Board No. 15. The new standard requires dual presentation of net income per common share and net income per common share, assuming dilution, on the face of the income statement. Net income per share data has been restated for 1997 in accordance with the new standard. Dilutive net income (loss) per share is not presented since all of the dilutive shares are antidilutive for the periods presented.

     6. COMPREHENSIVE INCOME

     SFAS No. 130, "Reporting Comprehensive Income", was adopted during the first quarter of 1998. The standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Companies are required to report total comprehensive income for interim periods beginning first quarter of 1998. Disclosure of comprehensive income and its components will be required beginning fiscal year end 1998. The adoption of the new standard did not have an impact on the Company's financial statements since the Company had no comprehensive income components as defined in SFAS No. 130 for the periods presented.


     7. FUTURE ACCOUNTING REQUIREMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new standard will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, and will include both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

     As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over a one-year period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long- lived assets. In February 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company's total deferred preopening costs were $24,660 at March 29, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997.

Material Changes in Results of Operations for the Three Months Ended March 29, 1998 as Compared to the Three Months Ended March 30, 1997.

The results of operations for the 13 week period ended March 29, 1998 include the operations of eight Daily Grill restaurants; three Pizzeria Uno units and The Grill restaurant. The first quarter of 1997 includes seven Daily Grill restaurants for the full quarter plus the Washington, D.C. Daily Grill for three weeks, three Pizzeria Uno stores and The Grill.

The Company's revenues for the three month period increased 17.1% to $8,361,000 from $7,141,000 for the same period in 1997. The increase of $1.2 million is primarily a result of added sales by the inclusion of the Washington D.C. Daily Grill, for a full quarter ($1,041,000). Additionally, same store sales increased 5.6% over the 1997 first quarter.

While revenues increased by 17.1% in the 1998 three month period when compared with the similar period in 1997, cost of sales increased 12.6% and decreased as a percentage of sales from 27.4% to 26.3%. This decrease in cost of sales as a percentage of sales during the 1998 period is attributable principally to a new buying program begun in late 1997 which has reduced net food costs.

As a result, gross profit increased 18.8% from $5,185,000 (72.6% of sales) in 1997 to $6,158,000 (73.6% of sales) in 1998.

Restaurant operating expenses increased 16.2% to $5,045,000 (60.3% of sales) in 1998 from $4,341,000 (60.8% of sales) in 1997. The dollar increase in restaurant operating expenses was primarily attributable to the operation of the new Washington, D.C. restaurant during the 1998 period ($556,000).

General and administrative expenses increased 18.9% to represent 7.4% of sales in the 1998 three months while amounting to 7.3% of sales in the 1997 period. The dollar increase in the corporate overhead category amounted to $100,000 and resulted primarily from added corporate personnel, merit increases and related payroll taxes. Also, the office space was expanded with increased rent during the second quarter of 1997.

Depreciation and amortization expense, excluding amortization of pre-opening expenses, increased by $44,000 during the 1998 three month period as a result of the opening of the Washington, D.C. restaurant. Amortization of preopening expenses for this new Daily Grill restaurant totaled $46,000 during the quarter. The Company had amortization of preopening expenses of $50,300 during the similar period in 1997.

In accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $42,000 during the quarter. Additionally, the Company reported accrued or paid dividends on preferred stock of $22,000 during the quarter. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 29, 1998 the Company had negative working capital of $0.8 million and a cash balance of $0.6 million compared to negative working capital of $1.2 million and a cash balance of $0.3 million at December 28, 1997. The change in working capital and cash was primarily attributable to the investment received in the San Jose Grill L.L.C.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and acquisition of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, and loans and tenant allowances from certain of its landlords. At March 29,1998, the Company had existing bank borrowing of $1.1 million, a loan from a San Jose Grill L.L.C. member of $0.8 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.1 million and loans/advances from a landlord and others of $0.2 million.

The Company presently anticipates opening 2 new restaurants during 1998. The first, The Grill at the San Jose Fairmont Hotel is nearing completion and is scheduled to open in May, 1998. The second, a Daily Grill in Tyson's Corner, Virginia is expected to open in September, 1998. The Company has entered into a lease covering a 6,400 square foot site in Tyson's Corner, Virginia and has begun construction of the restaurant which will be its second Washington, D.C. area Daily Grill restaurant.

The cost to build and open The Grill at the San Jose Fairmont Hotel is estimated at $1.5 million. The restaurant is being built and will be owned and operated by a limited liability company of which the Company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $200,200 and by a capital contribution of $199,800 and a $800,000 loan from the other member of the limited liability company. The Company, and the other member, each expect to be required to contribute approximately an additional $150,000 to the limited liability company. Substantially all operating cash flows from the limited liability company will be used to pay down the $800,000 loan prior to the distribution of funds to the members. The Company will, however, receive a management fee of 5% of sales.

The cost to build new Daily Grill restaurants is anticipated to range from $1 million to $2 million per site depending upon the location and available tenant allowances. The Company has budgeted $1.2 million to build the Tyson's Corner Daily Grill. Construction and opening of the Tyson's Corner Daily Grill is expected to be funded by a combination of operating cash flow and bank borrowing. The Company is presently in discussions with its bank with respect to increasing the amount available under the Company's line of credit with a portion of the increased bank line expected to be used to fund the Tyson's Corner Daily Grill opening. There is no assurance that the Company will be successful in securing a sufficient increase in its bank credit line to fund the opening of the restaurant.

Other than for the opening of new restaurants, management believes that the Company has adequate resources on hand and through cash flow to sustain operations for at least the following 12 months.

Future Accounting Requirements

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". The standard establishes guidelines for reporting information on operating segments in interim and annual financial statements. The new standard will be effective for the 1998 fiscal year. Abbreviated quarterly disclosure will be required beginning first quarter of 1999, and will include both 1999 and 1998 information. The Company does not believe that the new standard will have a material impact on the reporting of its segments.

As is currently the practice of many restaurant entities, the Company defers its restaurant preopening costs and amortizes them over a one-year period following the opening of each respective restaurant. In April 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued a draft Statement of Position ("SOP") entitled "Reporting on the Costs of Start-Up Activities." The proposed SOP would require entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. In February 1998, the FASB adopted the SOP for final issuance, subject to certain changes. The Company believes the final SOP will be issued during the second quarter of fiscal 1998 and will be effective for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not permitted by the draft SOP, and entities are not permitted to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the new accounting standard proposed by the SOP will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to the beginning of the fiscal year of adoption. The Company's total deferred preopening costs were $24,660 at March 29, 1998.

Certain Factors Affecting Future Operating Results

In addition to the anticipated opening of new restaurants during 1998, as described above, and the various factors described in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997, the following developments during the quarter may impact future operating results.

In March 1998, the Company initiated a pilot program to provide management of the food service operations at the San Jose Hilton Hotel, for which it will receive a performance based fee. The arrangement is part of a test project developed by the Company to provide hotel restaurant management services. The program will require minimal investment and risk. This project is in the early stages and further implementation will depend upon results.

As of the end of April, 1998, the Company continued in its efforts to sell its Pizza Restaurants. Additionally, the Company was continuing in its negotiations with CA One Services to modify the terms of the operating agreement for the LAX Daily Grill.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; that additional hotels will elect to retain the Company's hotel restaurant management services; that the Pizza Restaurants can be sold on terms satisfactory to the Company; that proceeds, if any, from the sale of the Pizza Restaurants can be deployed in a manner so as to replace the cash flows, revenues and operating profits from the Pizza Restaurants; or, that the operating agreement relating to the LAX Daily Grill can, or will, be modified on terms deemed acceptable to the Company.




                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1     Management Agreement re: San Jose Grill

         27.1     Financial Data Schedule

     (b) Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GRILL CONCEPTS, INC.


Dated:  May 8, 1998                       By: /s/ ROBERT SPIVAK
                                             -----------------------------------
                                             Robert Spivak, President and C.E.O



Dated:  May 8, 1998                       By: /s/ BEN SUMNER
                                             -----------------------------------
                                             Ben Sumner, Chief Financial Officer
                                             and Accounting Officer