Form 10-Q
period 1998-06-28
GRILL CONCEPTS INC
filed 1998-08-12
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 28,1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to           .
                                              ---------   ----------


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)




         Delaware                                              13-3319172
----------------------------                           -------------------------
(State or other jurisdiction                           (IRS Employer
of incorporation or organization)                        Identification No.)



        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
                    (Address of principal executive offices)


                                 (310) 820-5559
                            -------------------------
                           (Issuer's telephone number)

 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ----  ---

     As of August 3,1998, 16,015,553 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------
                                      INDEX


                                                                        Page
                                                                       Number
                                                                      --------
PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

             Consolidated Condensed Balance Sheets -
               June 28, 1998 and December 28, 1997................       1

             Consolidated Condensed Statements of Operations -
               For the six months ended June 28, 1998 and
               June 29, 1997......................................       3

             Consolidated Condensed Statements of Cash Flows -
               For the six months ended June 28, 1998 and
               June 29, 1997......................................       4

             Notes to Consolidated Condensed Financial Statements.       5

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.....................       7

PART II - OTHER INFORMATION

 Item 4.  Submission of Matters to a Vote of Security Holders.....       9

 Item 6.  Exhibits and Reports on Form 8-K........................      10

SIGNATURES........................................................      10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                 June 28,           December 28,
                                                   1998                1997
                                              ----------------     -------------

Current assets:
     Cash and cash equivalents                   $173,194              $272,567
     Inventories                                  349,271               302,631
     Receivables                                  340,327               375,117
     Prepaid                                    1,167,830               955,329
expenses
                                             -------------        --------------

          Total current assets                  2,030,622             1,905,644
                                             -------------        --------------

Property and equipment, at cost                12,252,277            10,340,678
     Less:  accumulated depreciation          (4,798,188)           (4,277,546)
                                             -------------        --------------

          Property and equipment, net           7,454,089             6,063,132
                                             -------------        --------------

Goodwill                                          233,634               237,636

Liquor licenses                                   613,686               613,686

Other assets                                      366,697               190,757
                                             -------------        --------------


          Total assets                        $10,698,728            $9,010,855
                                             =============        ==============




       The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                               June 28,            December 28,
                                                                                 1998                  1997
                                                                           -----------------      ----------------

Current liabilities:
     Bank line of credit                                                         $1,000,000              $480,000
     Accounts payable                                                             1,335,452             1,359,529
     Accrued expenses                                                               981,447               858,050
     Current portion of long term debt                                              354,300               346,208
     Note payable - related party                                                    84,500                84,500
                                                                           -----------------      ----------------

          Total current liabilities                                               3,755,699             3,128,287

Long-term debt, net of current                                                    1,315,083               699,364
                                                                           -----------------      ----------------

          Total liabilities                                                       5,070,782             3,827,651
                                                                           -----------------      ----------------

Minority interest                                                                   267,697                    --
                                                                           -----------------      ----------------

Stockholders' equity:
    Series B, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000  shares;  shares  issued and  outstanding:  0 in 1998, 32
in       1997.                                                                           --                     1
   Series I, Convertible Preferred Stock,$.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 1000 shares in
      1998 and 1997                                                                       1                     1
    Series II, Convertible Preferred Stock, $.001 par value, authorized
      1,000,000 shares, shares issued and outstanding: 500 shares in
      1998 and 1997                                                                       1                     1
    Common stock, $.00001 par value: 30,000,000 shares authorized, shares issued and outstanding: 16,015,553 in 1998 and
     15,672,481 in 1997                                                                 160                   157

   Additional paid-in capital                                                    11,053,913            11,053,913

   Accumulated deficit                                                          (5,693,826)           (5,870,869)
                                                                           -----------------      ----------------

          Stockholders' equity                                                    5,360,249             5,183,204
                                                                           -----------------      ----------------

          Total liabilities and stockholders' equity                            $10,698,728            $9,010,855
                                                                           -----------------      ----------------
                                                                           -----------------      ----------------




       The accompanying notes are an integral part of these consolidated condensed financial statements

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                     Three Months Ended                     Six Months Ended
                                              ---------------------------------     ----------------------------------
                                              June 28, 1998     June 29, 1997         June 28,            June 29,
                                                                                        1998                1997
                                              --------------    ---------------     --------------     ---------------
Revenues:
    Sales                                        $8,378,563         $7,306,781        $16,739,804         $14,447,501
    Management fees                                  71,715                 --             71,715                  --
                                              --------------    ---------------     --------------     ---------------
              Total revenues                      8,450,280          7,306,781         16,811,519          14,447,501

Cost of sales                                     2,322,926          1,987,026          4,525,977           3,943,243
                                              --------------    ---------------     --------------     ---------------

Gross profit                                      6,127,352          5,319,755         12,285,542          10,504,258
                                              --------------    ---------------     --------------     ---------------

Costs and expenses:
    Restaurant operating expenses                 5,167,635          4,535,844         10,213,003           8,876,711
    General and administrative                      620,005            539,641          1,242,599           1,063,124
    Depreciation and amortization                   277,370            224,978            520,640             424,656
    Amortization of preopening expenses              31,500             85,300             77,100             135,600
                                              --------------    ---------------     --------------     ---------------
              Total operating expenses            6,096,510          5,385,763         12,053,342          10,500,091
                                              --------------    ---------------     --------------     ---------------

Income (loss) from operations                        30,842           (66,008)            232,200               4,167
Non-recurring credit                                                    43,714                                 93,000
Interest expense, net                              (45,642)           (29,567)           (84,760)            (73,614)
                                              --------------    ---------------                        ---------------
                                                                                    --------------
Income (loss) before taxes on income
    and minority interest                          (14,800)           (51,861)            147,440              23,553

Provision for taxes on income                       (1,200)                 --            (2,400)               (800)
Minority interest                                    32,003                 --             32,003                  --
                                              --------------    ---------------     --------------     ---------------
Net income (loss)                                    16,003          ($51,861)            177,043             $22,753
                                              --------------    ---------------     --------------     ---------------

Preferred stock:
    Dividends accrued                              (12,222)              (417)           (34,550)               (417)
    Accounting deemed dividends                    (40,744)          (126,389)           (82,877)           (126,389)
                                              --------------    ---------------     --------------     ---------------
                                                   (52,966)          (126,806)          (117,427)           (126,806)
                                              --------------    ---------------     --------------     ---------------
Net income (loss)applicable to                    ($36,963)         ($178,667)           $59,616           ($104,053)
    common stock
                                              ==============    ===============     ==============     ===============

Net income (loss) per share
    Basic net income (loss)                           $0.00            ($0.00)              $0.01               $0.00
                                              --------------    ---------------     --------------     ---------------

    Preferred stock
         Dividends                                  ($0.00)            ($0.00)            ($0.00)             ($0.00)
         Accounting deemed dividends                ($0.00)            ($0.01)            ($0.01)             ($0.01)
                                              --------------    ---------------     --------------     ---------------

                                                    ($0.00)            ($0.01)            ($0.01)             ($0.01)
                                              --------------    ---------------     --------------     ---------------

Net loss applicable to common stocks                ($0.00)            ($0.01)            ($0.00)             ($0.01)
                                              ==============    ===============     ==============     ===============
Average weighted shares outstanding              15,802,514         14,708,761         15,753,658          14,518,749
                                              ==============    ===============     ==============     ===============



        The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                           Six Months Ended
                                                                   -------------------------------
                                                                     June 28,          June 29,
                                                                       1998              1997
                                                                   -------------     -------------

Cash flows from operating activities:
     Net income                                                        $177,043        $22,753
     Adjustments to reconcile net income to net cash
       provided by operating activities:
        Depreciation and amortization                                   597,740        560,256
        Changes in operating assets and liabilities
          Inventories                                                  (46,640)       (60,024)
          Receivables                                                    34,790
          Prepaid expenses                                            (212,501)         80,808
          Other assets                                                (281,037)      (206,510)
          Accounts payable                                             (24,077)        122,769
          Accrued liabilities                                           123,397        123,097
                                                                   ------------- --------------

     Net cash provided by operating activities                          368,715        643,149
                                                                   ------------- --------------

Cash flows from investing activities:
     Additions to furniture, equipment and improvements             (1,911,599)    (1,653,565)
                                                                   ------------- --------------
     Net cash used in investing activities                          (1,911,599)    (1,653,565)
                                                                   ------------- --------------

Cash flows from financing activities:
     Proceeds from note payable                                         800,000             --
     Proceeds from investment in L.L.C.                                 299,700             --
     Proceeds from issue of Common and Preferred Stock                       --      1,456,630
     Proceeds from line of credit                                       520,000             --
     Payments on long-term debt                                       (176,189)      (173,374)
                                                                   ------------- --------------
     Net cash provided by financial activities                        1,443,511      1,283,250
                                                                   ------------- --------------

Net increase (decrease) in cash and cash equivalents                   (99,373)        272,834

Cash and cash equivalents, beginning of period                          272,567        372,317
                                                                   ------------- --------------

Cash and cash equivalents, end of period                               $173,194       $645,151
                                                                   ------------- --------------
                                                                   ------------- --------------


Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                                        $101,850        $53,598
       Income taxes                                                       3,400             --



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


2.   STOCKHOLDERS' EQUITY

     During the quarter ended June 28, 1998, 22 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 225,425 shares of common stock including 24,512 shares paid in lieu of dividends at an average price of $.80 per share.


3.   DEEMED DIVIDEND

     In accordance with the position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash accounting entry for determining income (loss) applicable to common stock and income (loss) per share.

4.   MINORITY INTEREST

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $350,350 and by a capital contribution of $299,700 and a $800,000 loan from the other minority interest member of the limited liability company. The consolidated condensed financial statements include the accounts of the limited liability company.


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

     Consistent with practices in the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principal at January 1, 1999 will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net deferred preopening costs were approximately $218,160 at June 30, 1998.

     In June 1998, the FASB issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of dertivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

8.   BANK BORROWING

     In July, 1998 the Company renewed its credit facilities with a bank, increasing its term loan to $1,500,000, payable in sixty equal monthly installments of $25,000 beginning September 1, 1998. Interest at Bank's Reference Rate plus 0.25% (8.75% at July 31, 1998) is payable monthly.

     The previous $1,000,000 revolving line of credit was reduced to $600,000 with interest at the same rate as noted above.

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

Material Changes in Results of Operations for the Six Months Ended June 28, 1998 as Compared to the Six Months Ended June 29, 1997.

The results of operations for the 26 week period ended June 28, 1998 include the operations of eight Daily Grill restaurants; three Pizzeria Uno units; The Grill restaurant and seven weeks operation of the San Jose Grill restaurant. The first half of 1997 includes seven Daily Grill restaurants for the full quarter plus the Washington, D.C. Daily Grill for sixteen weeks, three Pizzeria Uno stores and The Grill.

The Company's sales for the six month period increased 15.9% to $16,740,000 from $14,448,000 for the same period in 1997. The increase of $2.3 million is primarily a result of added sales by the inclusion of the Washington, D.C. Daily Grill, for a full six months ($1.0 million), and a sales contribution of $0.5 million from the San Jose Grill. Additionally, same store sales increased 6.0%. Total revenues included $72,000 of management fees from a newly implemented hotel restaurant management service.

While sales increased by 15.9% in the 1998 six month period when compared with the similar period in 1997, cost of sales increased 14.8% and decreased as a percentage of sales from 27.3% to 27.0%. This decrease in cost of sales as a percentage of sales during the 1998 period is attributable principally to a new buying program begun in late 1997 which has reduced net food costs.

As a result, gross profit increased 16.3% from $10,504,000 (72.7% of sales) in 1997 to $12,285,000 (73.4% of sales) in 1998.

Restaurant operating expenses increased 15.1% to $10,213,000 (61.0% of sales) in 1998 from $8,877,000 (61.4% of sales) in 1997. The dollar increase in restaurant operating expenses was primarily attributable to the operation of the new Washington, D.C. restaurant for a full six months, and the opening of the new San Jose Grill restaurant during the 1998 period.

General and administrative expenses increased 16.9% to represent 7.4% of sales in the 1998 six months while amounting to a similar 7.4% of sales in the 1997 period. The dollar increase in the corporate overhead category amounted to $179,000 and resulted primarily from added corporate personnel, merit increases and related payroll costs. Also, the office space was expanded with increased rent during the second quarter of 1997.

Depreciation and amortization expense, excluding amortization of pre-opening expenses, increased by $96,000 during the 1998 six month period reflecting the operation of the Washington, D.C. and San Jose restaurants. Amortization of preopening expenses for these new restaurants totaled $77,000 during the 1998 period. The Company had amortization of preopening expenses of $136,000 during the similar period in 1997.

The quarter and six month operations also reflect a minority interest from the inclusion of the results of the San Jose Grill L.L.C.

In accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $83,000 during the current six month period. Additionally, the Company reported accrued or paid dividends on preferred stock of $35,000 during the similar period. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 28, 1998 the Company had negative working capital of $1.7 million and a cash balance of $0.2 million compared to negative working capital of $1.2 million and a cash balance of $0.3 million at December 28, 1997. The change in working capital and cash was primarily attributable to the added borrowing for investment in the San Jose Grill and the new Daily Grill under construction in Virginia.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, and loans and tenant allowances from certain of its landlords. At June 28,1998, the Company had existing bank borrowing of $1.6 million, a loan from a San Jose Grill L.L.C. member of $0.8 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.1 million and loans/advances from a landlord and others of $0.1 million.

In July, 1998 the Company increased its bank credit availability from $1.6 million to $2.1 million.

Construction of The Grill at the San Jose Fairmont Hotel was completed and the restaurant opened on May 13, 1998. A Daily Grill restaurant in Tyson's Corner, Virginia is under construction and is expected to open in October, 1998. This restaurant will be its second Washington, D.C. area Daily Grill restaurant.

     The Grill at the San Jose Fairmont Hotel was built and is owned and operated by a limited liability company of which the Company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $350,350 and by a capital contribution of $299,700 and a $800,000 loan from the other member of the limited liability company. Substantially all operating cash flows from the limited liability company will be used to pay down the $800,000 loan prior to the distribution of funds to the members. The Company will, however, receive a management fee of 5% of sales.

The cost to build new Daily Grill restaurants is anticipated to range from $1 million to $2 million per site depending upon the location and available tenant allowances. The Company has budgeted $1.2 million to build the Tyson's Corner Daily Grill. Construction and opening of the Tyson's Corner Daily Grill is expected to be funded by a combination of operating cash flow and bank borrowing. The Company recently increased the amount available under its lines of credit with a portion of the increased bank line expected to be used to fund part of the Tyson's Corner Daily Grill opening.

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

Consistent with practices in the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve-month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principal at January 1, 1999 will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net deferred preopening costs were approximately $218,160 at June 30, 1998.

In June 1998, the FASB issued SFAS No 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of dertivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 1998, as described above, and the various factors described in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997, the following developments during the first half of this year may impact future operating results.

In March 1998, the Company initiated a pilot program to provide management of the food service operations at the San Jose Hilton Hotel, for which it receives a performance based fee which began in May, 1998. A similar arrangement was begun at the Burbank Hilton in Burbank, California, also in May. The arrangements are part of a test project developed by the Company to provide hotel restaurant management services. The program will require minimal investment and risk. This project is still in the early stages and further implementation will depend upon results.

The  Company   continues   in  its  efforts  to  sell  its  Pizza   Restaurants.
Additionally, the Company was continuing in its negotiations with CA One Services to modify the terms of the operating agreement for the LAX Daily Grill.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On June 12, 1998, an annual meeting of shareholders of Grill Concepts, Inc. was held.

(b) The following directors were elected (by the vote indicated) at such meeting:


     Robert Wechsler      9,243,214   For    15,000    Against    22,089    Abstain
     Robert Spivak        9,257,314   For       900    Against    22,089    Abstain
     Michael Weinstock    9,258,214   For         0    Against    22,089    Abstain
     Richard Shapiro      9,258,214   For         0    Against    22,089    Abstain
     Charles Frank        9,258,214   For         0    Against    22,089    Abstain
     Glenn Golenberg      9,243,214   For    15,000    Against    22,089    Abstain
     Peter Balas          9,243,214   For    15,000    Against    22,089    Abstain




(c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

     (i) Approval of adoption of the Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan (8,938,773 For, 310,797 Against, 30,653 Abstain)

     (ii) Ratification of appointment of PriceWaterhouseCoopers LLP as the Company's independent certifying accountants (9,168,077 For, 23,044 Against, 89,102 Abstain) Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit No.       Description
               -----------       -----------
                  27          Financial Data Schedule

          (b)  Reports on Form 8-K

                None




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GRILL CONCEPTS, INC.


Dated:  August 10, 1998                       By: /s/ ROBERT SPIVAK
                                                 ------------------------------
                                                 Robert Spivak, President
                                                 and C.E.O



Dated: August 10, 1998                        By: /s/ BEN SUMNER
                                                 ------------------------------
                                                  Ben Sumner, Chief Financial
                                                  Officer and Accounting Officer