Form 10QSB
period 1998-09-27
GRILL CONCEPTS INC
filed 1998-11-13
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 27, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

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


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 820-5559
                           ---------------------------
                           (Issuer's telephone number)


                -------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No
                                                                      ---    ---

     As of November 10, 1998, 16,015,553 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets - September 27, 1998
         and December 28, 1997............................................     1

         Consolidated Condensed Statements of Operations - For the three
         and nine months ended September 27, 1998 and September 28, 1997..     3

         Consolidated Condensed Statements of Cash Flows - For the nine
         months ended September 27, 1998 and September 28, 1997 ..........     4

         Notes to Consolidated Condensed Financial Statements.............     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results  of Operations.......................................     9

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    13

SIGNATURES................................................................    14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                        September 27, 1998     December 28, 1997
                                        ------------------     -----------------
Current assets:
       Cash and cash equivalents              $448,011             $272,567
       Inventories                             356,744              302,631
       Receivables                             454,811              375,117
       Prepaid expenses                      1,220,582              955,329
                                            ----------           ----------
          Total current assets               2,480,148            1,905,644
                                            ----------           ----------
Property and equipment, at cost             13,393,863           10,340,678
       Less:  accumulated depreciation      (5,042,734)          (4,277,546)
                                            ----------           ----------
       Property and equipment, net           8,351,129            6,063,132
                                            ----------           ----------
Goodwill                                       231,632              237,636

Liquor licenses                                613,686              613,686

Other assets                                   257,539              190,757
                                            ----------           ----------
       Total assets                        $11,934,134           $9,010,855
                                            ==========           ==========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              September 27, 1998        December 28, 1997
                                                              ------------------        -----------------
Current liabilities:
       Bank line of credit                                           $600,000                $480,000
       Accounts payable                                             1,741,786               1,359,529
       Accrued expenses                                             1,374,422                 858,050
       Current portion of long term debt                              358,400                 346,208
       Note payable - related party                                    84,500                  84,500
                                                                   ----------               ---------
          Total current liabilities                                 4,159,108               3,128,287

Long-term debt, net of current                                      2,221,646                 699,364
                                                                   ----------               ---------
       Total liabilities                                            6,380,754               3,827,651
                                                                   ----------               ---------
Minority interest                                                     268,266                      --

Stockholders' equity:
     Series B, Convertible Preferred Stock, $.001 par value,
       authorized 1,000,000 shares; shares issued and
       outstanding: 0 in 1998, 32 in 1997.                                 --                       1
     Series I, Convertible Preferred Stock,$.001 par value,
       authorized 1,000,000 shares, shares issued and
       outstanding: 1000 shares in 1998 and 1997                            1                       1
     Series II, Convertible Preferred Stock, $.001 par value,
       authorized 1,000,000 shares, shares issued and
       outstanding: 500 shares in 1998 and 1997                             1                       1
     Common stock, $.00001 par value: 30,000,000 shares
       authorized shares issued and outstanding:
       16,015,553 in 1998 and 15,672,481 in 1997                          160                     157

     Additional paid-in capital                                    11,053,913              11,053,913

     Accumulated deficit                                           (5,768,961)             (5,870,869)
                                                                   ----------               ---------
       Stockholders' equity                                         5,553,380               5,183,204
                                                                   ----------               ---------
       Total liabilities and stockholders' equity                 $11,934,134              $9,010,855
                                                                   ==========               =========



  The accompanying notes are an integral part of these consolidated condensed financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                    Three Months Ended              Nine Months Ended
                                               -----------------------------   -----------------------------
                                               September 27,   September 28,   September 27,   September 28,
                                                   1998              1997          1998            1997
                                               -------------   -------------   -------------   -------------
Revenues:
       Sales                                    $8,354,440     $7,066,991      $25,094,244     $21,514,492
       Management and license fees                 287,000              -          358,715               -
                                                ----------      ---------       ----------      ----------
           Total Revenues                        8,641,440      7,066,991       25,452,959      21,514,492

Cost of sales                                    2,424,390      1,949,128        6,950,367       5,892,371
                                                ----------      ---------       ----------      ----------
Gross Profit                                     6,217,050      5,117,863       18,502,592      15,622,121
                                                ----------      ---------       ----------      ----------
Costs and expenses:
       Restaurant operating expenses             5,302,029      4,412,527       15,515,032      13,289,238
       General and administrative                  654,037        543,904        1,896,636       1,607,024
       Depreciation and amortization               272,545        220,378          793,185         645,038
       Amortization of preopening expenses          58,500         90,400          135,600         226,000
                                                ----------      ---------       ----------      ----------
          Total operating expenses               6,287,111      5,267,209       18,340,453      15,767,300
                                                ----------      ---------       ----------      ----------
Income (loss) from operations                      (70,061)      (149,346)         162,139       (145,179)
Non-recurring credit                                     -              -                -         93,000
Interest expense, net                              (53,255)       (22,070)        (138,015)       (95,684)
                                                ----------      ---------       ----------      ----------
Income (loss) before taxes on income
    and minority interest                         (123,316)      (171,416)          24,124       (147,863)

Provision for taxes on income                       (1,200)            --           (3,600)          (800)
Minority interest                                   49,381             --           81,384             --
                                                ----------      ---------       ----------      ----------
Net income (loss)                                 ($75,135)     ($171,416)        $101,908      ($148,663)
                                                ----------      ---------       ----------      ----------
Preferred stock:
   Dividends accrued                                     -       (12,639)          (34,550)       (13,056)
   Accounting deemed dividends                           -       (42,133)          (82,877)      (168,522)
                                                ----------      ---------       ----------      ----------
                                                         -       (54,772)         (117,427)      (181,578)
                                                ----------      ---------       ----------      ----------
Net income (loss) applicable to
   common stock                                   ($75,135)    ($226,188)         ($15,519)     ($330,241)
                                                ==========      =========       ==========      ==========
Net income (loss) per share                                       ($0.01)
   Basic net income (loss)                               -             -             $0.01         ($0.01)
                                                ----------      ---------       ----------      ----------
   Preferred Stock
       Dividends                                         -        ($0.00)           ($0.00)        ($0.00)
       Accounting deemed dividends                       -        ($0.00)           ($0.01)        ($0.01)
                                                ----------      ---------       ----------      ----------
                                                         -        ($0.00)           ($0.01)        ($0.02)
                                                ----------      ---------       ----------      ----------
Net loss applicable to common stocks                 $0.00        ($0.01)            $0.00         ($0.02)
                                                ==========      =========       ==========      ==========
Average weighted shares outstanding             16,015,553    15,672,481        15,840,956     14,901,494
                                                ==========    ===========       ==========     ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                              Nine Months Ended
                                                    ---------------------------------------
                                                    September 27, 1998   September 28, 1997
                                                    ------------------   ------------------
Cash flows from operating activities:
   Net income (loss)                                       $101,908           ($148,663)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                        928,785             871,038
       Changes in operating assets and liabilities
         Inventories                                        (54,113)            (12,331)
         Receivables                                        (79,694)
         Prepaid expenses                                  (265,253)             (8,868)
         Other assets                                        19,158              22,332
         Accounts payable                                   382,257            (162,163)
         Accrued liabilities                                541,107            (419,169)
                                                          ---------            ---------
   Net cash provided by operating activities              1,574,155             142,176
                                                          ---------            ---------
Cash flows from investing activities;
   Additions to furniture, equipment and improvements    (3,053,185)         (1,667,088)
                                                          ---------            ---------
   Net cash used in investing activities                 (3,053,185)         (1,667,088)
                                                          ---------            ---------
Cash flows from financing activities:
   Proceeds from note payable                               800,000
   Proceeds from investment in L.L.C.                       349,650
   Proceeds from issue of Common and Preferred Stock              -           1,456,630
   Proceeds from line of credit                             120,000             400,000
   Increase in bank term loan                               580,000
   Payments on long-term debt                              (195,176)           (262,622)
                                                          ---------            ---------
   Net cash provided by financial activities              1,654,474           1,594,008
                                                          ---------            ---------
Net increase (decrease) in cash and cash equivalents        175,444             (69,096)

Cash and cash equivalents, beginning of period              272,567             372,317
                                                          ---------            ---------
Cash and cash equivalents, end of period                   $448,011            $303,221
                                                          =========            =========
Supplemental cash flow information:
   Cash paid during the period for:
       Interest                                            $117,039             $80,265
       Income taxes                                          $5,800              $2,650


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


2.   STOCKHOLDERS' EQUITY

     During the nine months ended September 27, 1998, 22 shares of Series B Convertible Preferred Stock were converted resulting in the issuance of an aggregate of 225,425 shares of common stock including 24,512 shares paid in lieu of dividends at an average price of $.80 per share.

3.   DEEMED DIVIDEND

     In accordance with the position of the Securities and Exchange Commission regarding accounting for Preferred Stock which is convertible at a discount from market price for common stock, the Company has reflected an accounting "deemed dividend." This accounting deemed dividend, which relates to the issuance of the Preferred Stock, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock and income
     (loss) per share and has been fully amortized as of June 28, 1998.

4.   MINORITY INTEREST

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the other minority interest member of the limited liability company. The consolidated condensed financial statements include the accounts of the limited liability company.

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

     Consistent with practices in the restaurant industry, the Company defers its restaurant preopening costs and amortizes them over a twelve month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for the fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principle at January 1, 1999 will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net deferred preopening costs were approximately $131,660 at September 27, 1998.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

8.   BANK BORROWING

     In July, 1998 the Company renewed its credit facilities with a bank, increasing its term loan to $1,500,000, payable in sixty equal monthly installments of $25,000 beginning September 1, 1998. Interest at Bank's Reference Rate plus 0.25% (8.75% at September 27, 1998) is payable monthly.

     The previous $1,000,000 revolving line of credit was reduced to $600,000 with interest at the same rate as noted above.

9.   AIRPORT GRILL L.L.C.-SALE AND LICENSE AGREEMENT

     Since January 1997, the Company, as a 51% owner of Airport Grill, L.L.C., has owned and operated a Daily Grill restaurant located in the Thomas Bradley International Airport in Los Angeles.

     Effective April 1, 1998, the company sold and assigned its interest in Airport Grill, L.L.C. to Air Terminal Services, Inc., an affiliate of CA One Services, Inc., which owns the remaining interest in Airport Grill, L.L.C. Pursuant to the terms of the sale of such interest, Air Terminal Services, Inc. agreed to pay to the Company $309,955.71, payable in three equal installments of $103,318.57 with the first installment being due at closing and subsequent installments being due on April 1, 1999 and April 1, 2000. As a result the Company's ownership interest in Airport Grill, L.L.C. has terminated.

     Simultaneous with the sale of its interest in Airport Grill, L.L.C., the Company and Airport Grill, L.L.C. entered into a License Agreement pursuant to which Airport Grill, L.L.C. will continue to have the right to utilize the Daily Grill" name, logos, recipes and other rights associated with the operation of the Daily Grill restaurant at Thomas Bradley International Airport. Pursuant to the terms of the License Agreement, the Company is entitled to receive royalties in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million.

     As a result of the sale and licensing arrangement discussed above, the Company recognized $236,000 of income during the nine months ended September 27, 1998.

10.  HOTEL RESTAURANT AGREEMENTS

     Commencing in 1998, the Company has expanded its operating strategy to include the operation of Daily Grill and The Grill restaurants in Hotel properties.

     a.   Agreement-Hotel Restaurant Properties, Inc.
          -------------------------------------------

     In order to facilitate the Company's efforts to open restaurants on a large scale basis in Hotel properties, the Company, in August of 1998 entered into an Agreement with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company will advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $4,167 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP. The Agreement also provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

     b.   Management Agreement-The City Bar & Grill in the San Jose Hilton Hotel
          ----------------------------------------------------------------------

     In February of 1998, the Company entered into a Management Agreement pursuant to which the Company assumed management responsibilities for all food and beverage services, including room service but excluding banquet sales, of the City Bar & Grill located in the Hilton Hotel in San Jose. The Company is entitled to a management fee equal to 8% of the gross receipts of the City Bar & Grill. Additionally, the Company will receive 50% of the annual profits of the City Bar & Grill in excess of the profits of the City Bar & Grill during 1997, with certain defined modifications. The Company began management of the City Bar & Grill in May of 1998.

     c.   Restaurant Lease and Concession-The Hilton Hotel of Salt Lake City
          ------------------------------------------------------------------

     In July of 1998, HRP entered into a Restaurant Lease and Concession Agreement with Sunstone Hotel Properties, Inc. pursuant to which HRP leased 7,000 square feet of restaurant and bar space in the Hilton Hotel of Salt Lake City. It is presently anticipated that a Daily Grill restaurant will begin operations at the site beginning in February of 1999. The restaurant will be operated in accordance with the terms of the Agreement between the Company and HRP.

     d.   Daily Grill Restaurant Management Agreement-Georgetown Inn
          ----------------------------------------------------------

     In July of 1998, HRP and the Company entered into a Management Agreement with CapStar Georgetown Company, L.L.C. pursuant to which HRP will operate a Daily Grill in a 5,000 square foot restaurant facility in the Georgetown Inn in Washington, D.C. It is presently anticipated that a Daily Grill restaurant will begin operations at the site beginning in March of 1999. The restaurant will be operated in accordance with the terms of the Agreement between the Company and HRP.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-QSB. Except for the historical information contained herein, the discussion in this Form 10-QSB contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations, intentions and Year 2000 issues. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward statements wherever they appear in this Form 10-QSB. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997.

Material Changes in Results of Operations for the Nine Months Ended September 27, 1998 as Compared to the Nine Months Ended September 28, 1997.

The results of operations for the 39 week period ended September 27, 1998 include the operations of eight Daily Grill restaurants; three Pizzeria Uno units; The Grill restaurant and twenty weeks operation of the San Jose Grill restaurant. The first nine months of 1997 includes seven Daily Grill restaurants for the full period plus the Washington, D.C. Daily Grill for twenty nine weeks, three Pizzeria Uno stores and The Grill.

The Company's total revenues for the nine month period increased 18.3% to $25,453,000 from $21,514,000 for the same period in 1997. Total revenues included $25,094,000 of sales revenues and $359,000 of management and licensing fees in 1998 as compared to $21,514,000 of sales revenues and no management and licensing fees in 1997. The increase of $3.6 million, or 16.6%, in sales revenues is primarily a result of (1) $1.0 million of added sales from the inclusion of the Washington, D.C. Daily Grill for the full nine month period,
(2) $1.4 million of sales from the San Jose Grill which opened in May of 1998, and (3) a 5.5% ($1.1 million) increase in same store sales as a result of increased customer count. Management and licensing fees during 1998 consisted of
(1) $123,000 of fees from a hotel restaurant management service implemented in the second quarter of 1998, and (2) $236,000 of gain and licensing fees from the LAX Daily Grill pursuant to a sale of the Company's interest in the LAX Daily Grill and a license arrangement entered into effective April 1, 1998.

While revenues increased by 18.3% in the 1998 nine month period when compared with the similar period in 1997, cost of sales increased 18.0% and decreased as a percentage of revenues from 27.4% to 27.3%. This decrease in cost of sales as a percentage of revenues during the 1998 period is attributable principally to a new buying program begun in late 1997 which has reduced net food costs.

As a result, gross profit increased 18.4% from $15,622,000 (72.6% of revenues) in 1997 to $18,503,000 (72.7% of revenues) in 1998.

Restaurant operating expenses increased 16.7% to $15,515,000 (61.0% of revenues) in 1998 from $13,289,000 (61.8% of revenues) in 1997. The dollar increase in restaurant operating expenses was primarily attributable to the operation of the new Washington, D.C. restaurant for a full nine months, and the opening of the new San Jose Grill restaurant during the 1998 period.

General and administrative expenses increased 18.0% to represent 7.5% of revenues in the 1998 nine months while amounting to a similar 7.5% of revenues in the 1997 period. The dollar increase in this corporate overhead category amounted to $289,000 and resulted primarily from added corporate personnel, merit increases and related payroll costs.

Depreciation and amortization expense, excluding amortization of pre-opening expenses, increased by $148,000 during the 1998 nine month period reflecting the operation of the Washington, D.C. and San Jose restaurants. Amortization of preopening expenses for these new restaurants totaled $136,000 during the 1998 period. The Company had amortization of preopening expenses of $226,000 during the similar period in 1997.

The quarter and nine month operations also reflect a minority interest from the inclusion of the results of the San Jose Grill L.L.C.

In accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $83,000 during the current nine month period. Additionally, the Company reported accrued or paid dividends on preferred stock of $35,000 during the similar period. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock. The deemed dividend had been fully amortized as of June 28, 1998.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 27, 1998 the Company had negative working capital of $1.7 million and a cash balance of $0.4million compared to negative working capital of $1.2 million and a cash balance of $0.3 million at December 28, 1997. The change in working capital and cash was primarily attributable to the added borrowing for investment in the San Jose Grill and the new Daily Grill opened in Tyson's Corner, Virginia in October 1998.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, and loans and tenant allowances from certain of its landlords. At September 27 1998, the Company had existing bank borrowing of $2.1 million, a loan from a San Jose Grill L.L.C. member of $0.8 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.1 million and loans/advances from a landlord and others of $0.1 million.

In July, 1998 the Company increased its bank credit availability from $1.6 million to $2.1 million consisting of a $600,000 line of credit and a $1.5 million term loan payable in 60 equal monthly installments of $25,000 plus interest.

Construction of The Grill at the San Jose Fairmont Hotel was completed and the restaurant opened on May 13, 1998. A Daily Grill restaurant in Tyson's Corner, Virginia was completed and opened on October 19, 1998. This restaurant is the second Washington, D.C. area Daily Grill restaurant.

The Grill at the San Jose Fairmont Hotel was built and is owned and operated by a limited liability company of which the Company owns 50.05%. Construction of the restaurant was funded by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the other member of the limited liability company. Substantially all operating cash flows from the limited liability company will be used to pay down the $800,000 loan prior to the distribution of funds to the members. The Company will, however, receive a management fee of 5% of sales.

The cost to build new Daily Grill restaurants is anticipated to range from $1 million to $2 million per site depending upon the location and available tenant allowances. The Company budgeted $1.2 million to build the Tyson's Corner Daily Grill. Construction and opening of the Tyson's Corner Daily Grill was funded by a combination of operating cash flow and bank borrowing. The Company recently increased the amount available under its lines of credit with a portion of the increased bank line used to fund part of the Tyson's Corner Daily Grill opening.

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

Consistent  with  practices in the restaurant  industry,  the Company defers its restaurant preopening costs and amortizes them over a twelve month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for the fiscal years beginning after December 15, 1998, with earlier adoption encouraged. Restatement of previously issued financial statements is not permitted by the SOP, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard. The Company's adoption of the required new accounting principle at January 1, 1999 will involve the recognition of the cumulative effect of the change in accounting principle required by the SOP as a one-time charge against earnings, net of any related income tax effect, retroactive to that date. Net deferred preopening costs were approximately $131,660 at September 27, 1998.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2000. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Year 2000 Issue

The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of a new financial, payroll, human resources software packages that are Year 2000 compliant and new hardware in both its corporate headquarters and restaurants.

The corporate network of the Company's headquarters has been replaced with new hardware with a Windows NT software package. The Company plans to order a new accounting, payroll and accounts payable software package which is Year 2000 compliant. Installation is anticipated for January of 1999.

Each new restaurant has had new year 2000 compliant software installed with the new in-restaurant point of sale and back office computer systems.

The Company is evaluating the software currently being utilized in its 6 older restaurants. While we have received assurance from the software's supplier that such software is year 2000 compliant, we are investigating new more efficient software to replace the older software and expect a decision before the end of 1998.

The Company has incurred approximately $40,000 for the new corporate hardware and anticipates a cost of $60,000 for new corporate software.

New restaurant computer systems and software cost approximately $60,000 per restaurant. This is, however, a part of the initial capital contribution for new restaurants. Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company. However, it is the Company's belief that all of its systems will be in full operation in adequate time to ensure the Company is fully operational by mid 1999. Beginning in calendar year 1999, if any current vendors are not Year 2000 compliant, the Company will identify alternative vendors who are Year 2000 compliant. Should any part of the implementation by the Company or its vendors not function as anticipated, the Company believes that it has ample time to develop contingency plans to ensure Company operations will not be materially affected.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 1998, as described above, and the various factors described in the Company's Annual Report on Form 10-KSB for the year ended December 28, 1997, the following developments during the first half of this year may impact future operating results.

Since January 1997, the Company, as a 51% owner of Airport Grill, L.L.C., has owned and operated a Daily Grill restaurant located in the Thomas Bradley International Airport in Los Angeles.

Effective April 1, 1998, the company sold and assigned its interest in Airport Grill, L.L.C. to Air Terminal Services, Inc., an affiliate of CA One Services, Inc., which owns the remaining interest in Airport Grill, L.L.C. Pursuant to the terms of the sale of such interest, Air Terminal Services, Inc. agreed to pay to the Company $309,955.71, payable in three equal installments of $103,318.57 with the first installment being due at closing and subsequent installments being due on April 1, 1999 and April 1, 2000. As a result the Company's ownership interest in Airport Grill, L.L.C. has terminated.

Simultaneous with the sale of its interest in Airport Grill, L.L.C., the Company and Airport Grill, L.L.C. entered into a License Agreement pursuant to which Airport Grill, L.L.C. will continue to have the right to utilize the Daily Grill" name, logos, recipes and other rights associated with the operation of the Daily Grill restaurant at Thomas Bradley International Airport. Pursuant to the terms of the License Agreement, the Company is entitled to receive royalties in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million.

As a result of the sale and licensing arrangement discussed above, the Company recognized $236,000 of income during the nine months ended September 27, 1998 and will recognize ongoing licensing revenues.

Commencing with the Company's management of the City Grill in the San Jose Hilton, in May, 1998, the Company has expanded its operating strategy to include the operation of Daily Grill and The Grill restaurants in Hotel properties. The Company provides management services for the City Bar & Grill and is entitled to a management fee equal to 8% of gross receipts of the City Bar & Grill and 50% of annual profits of the City Bar & Grill in excess of certain historical profits.

In order to facilitate the Company's efforts to open restaurants on a large scale basis in Hotel properties, the Company, in August of 1998 entered into an Agreement with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company will advance certain pre-opening costs and certain required capital contributions ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $4,167 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP. The Agreement also provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

In July of 1998, HRP entered into a Restaurant Lease and Concession Agreement with Sunstone Hotel Properties, Inc. pursuant to which HRP leased 7,000 square feet of restaurant and bar space in the Hilton Hotel of Salt Lake City. It is presently anticipated that a Daily Grill restaurant will begin operations at the site beginning in February of 1999. The restaurant will be operated in accordance with the terms of the Agreement between the Company and HRP.

In July of 1998, HRP and the Company entered into a Management Agreement with CapStar Georgetown Company, L.L.C. pursuant to which HRP will operate a Daily Grill in a 5,000 square foot restaurant facility in the Georgetown Inn in Washington, D.C. It is presently anticipated that a Daily Grill restaurant will begin operations at the site beginning in March of 1999. The restaurant will be operated in accordance with the terms of the Agreement between the Company and HRP.

The Company expects that the opening of restaurants pursuant to the agreement with HRP, including restaurants at the Hilton Hotel of Salt Lake City and the Georgetown Inn, will require minimal capital commitment on the Company's part, other than for routine opening costs.

The Company continues in its efforts to sell its Pizza Restaurants.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; that additional hotels will elect to retain the Company's hotel restaurant management services; that the Pizza Restaurants can be sold on terms satisfactory to the Company; that proceeds, if any, from the sale of the Pizza Restaurants can be deployed in a manner so as to replace the cash flows, revenues and operating profits from the Pizza Restaurants.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

Exhibit No.                              Description
-----------                             -------------

 10.1     Blanket  Conveyance,   Bill  of  Sale  and  Assignment  between  Grill
          Concepts, Inc. and Air Terminal Services, Inc.

 10.2     License  Agreement  between Grill  Concepts,  Inc. and Airport  Grill,
          L.L.C.

 10.3 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc.

 10.4     Management  Agreement  for the City Bar & Grill in the San Jose Hilton
          Hotel

 10.5 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn

 27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRILL CONCEPTS, INC.


Dated:  November 10, 1998                    By: /s/ ROBERT SPIVAK
                                                -------------------------------
                                             Robert Spivak, President and C.E.O


Dated:  November 10, 1998                    By: /s/ BEN SUMNER
                                                -------------------------------
                                             Ben Sumner, Chief Financial Officer
                                             and Accounting Officer