Form 10KSB
period 1998-12-27
GRILL CONCEPTS INC
filed 1999-03-29
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 27, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                        13-3319172
--------------------------------         ---------------------------------------
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Issuer's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

         Title of Each Class           Name of Each Exchange on Which Registered
         -------------------           -----------------------------------------
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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     The issuer's revenues for its most recent fiscal year were $34,908,105.

     16,015,553 shares of common stock of the Registrant were outstanding as of March 1, 1999. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the NASDAQ Small-Cap Market, was approximately $7,582,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 27, 1998 are incorporated by reference into Part III.

     Transitional Small Business Disclosure Format: Yes   No  X
                                                            -----

                                TABLE OF CONTENTS

                                                                         Page

PART I

         ITEM 1.  DESCRIPTION OF BUSINESS..............................     1
         ITEM 2.  DESCRIPTION OF PROPERTIES............................    14
         ITEM 3.  LEGAL PROCEEDINGS ...................................    15
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS..................................    15

PART II

         ITEM 5.  MARKET FOR COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS...........................   15
         ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS..................   16
         ITEM 7.  FINANCIAL STATEMENTS..................................   23
         ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE................   23

PART III

         ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                  AND CONTROL PERSONS; COMPLIANCE WITH
                  SECTION 16(a) OF THE EXCHANGE ACT.....................  24
         ITEM 10. EXECUTIVE
                  COMPENSATION..........................................  24
         ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT.................................  24
         ITEM 12. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS..........................................  24
         ITEM 13. EXHIBITS AND REPORTS OF FORM
                  8-K...................................................  24

SIGNATURES

                                     PART I

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 21 of this Form 10-KSB.

ITEM 1. DESCRIPTION OF BUSINESS

General

     Grill Concepts, Inc. and its subsidiaries (the "Company") develop and operate casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." In addition, the Company owns and operates, or has management or licensing agreements with respect to, other restaurant properties.

     The Company was incorporated under the laws of the State of Delaware in November of 1985 to acquire and operate franchised Pizzeria Uno restaurants. In March of 1995, the Company consummated an exchange (the "Exchange") pursuant to which the Company acquired the outstanding stock of Grill Concepts, Inc., a California corporation ("GCI"). Following the Exchange, the Company changed its name to "Grill Concepts, Inc.," management of GCI assumed effective management and control of the Company and the Company effectively altered its future operating plans to emphasize the expansion of the "Daily Grill" restaurant format of GCI.

     At December 27, 1998, the Company owned and operated fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno Restaurants, and two The Grill on the Alley restaurants. With the exception of The Grill on the Alley restaurant located in the San Jose Fairmont Hotel, which is operated by a partnership in which the Company has a 50.05% interest, all of the Daily Grill and The Grill on the Alley restaurants operated at December 27, 1998 were solely owned and operated on a non-franchise basis by the Company. The three Pizzeria Uno Restaurants are operated pursuant to franchise agreements.

     At December 27, 1998, the Company also had granted a license to CA One Services, Inc. ("CA One") to operate a Daily Grill at Los Angeles International Airport ("LAX") and provided management services for (1) the City Grill in the San Jose Hilton and (2) a restaurant in the Burbank Hilton Hotel which was subsequently converted to the Daily Grill format.

     During 1998, the Company (1) opened a new Daily Grill restaurant in Tysons Corner, Virginia, (2) opened a new The Grill on the Alley in the San Jose Fairmont Hotel, (3) began management of a restaurant in the Burbank Hilton Hotel, (4) began management of a restaurant in the San Jose Hilton Hotel, (5) began efforts to sell its three Pizzeria Uno restaurants, and (6) sold its interest in the LAX Daily Grill venture to CA One and granted to CA One a license to continue to operate the LAX Daily Grill.

     Also during 1998, the Company initiated a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties in strategic markets throughout the United States. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free standing restaurants in those markets. To facilitate the planned entry into the hotel restaurant market, the Company entered into an agreement (the "Hotel Property Agreement") with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of restaurants and negotiating and entering into leases or management agreements for those properties.

     Implementation of the Company's hotel restaurant growth strategy began with the opening of The Grill on the Alley at the San Jose Fairmont in May 1998. The first property to be managed under the Hotel Property Agreement was a restaurant in the Burbank Hilton Hotel where the Company assumed management in May 1998. The format of that restaurant was converted to a Daily Grill in January of 1999. Additional Daily Grill restaurants are scheduled to open during the spring of 1999 at the Georgetown Inn and the Salt Lake City Hilton and during the fall of 1999 at the Kahler Hotel in Rochester, Minnesota. The Grill on the Alley at the Chicago Westin Hotel is scheduled to open in October of 1999.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 1998 and 1997 by restaurant concept for both Company owned restaurants ("Company Restaurants") and Company managed and/or licensed restaurants ("Managed Restaurants"):


                                                        1997               1998
                                                       ------             ------

 Number of restaurants:
     Daily Grill restaurants:
          Company Restaurants:
                   Beginning of year.................      7                8
                   Restaurant openings...............      1                1
                                                        -----            -----
                   End of year.......................      8                9
           Managed Restaurants:
                   Beginning of year.................      0                0
                                                        -----            -----
                   End of year.......................      0                0
           Total Daily Grill restaurants:
                   Beginning of year.................      7                8
                   Restaurant openings...............      1                1
                                                        -----            -----
                   End of year.......................      8                9
                                                        =====            =====
     Grill restaurants:
           Company Restaurants:
                   Beginning of year.................      1                1
                   Restaurant openings...............      0                1
                                                        -----            -----
                   End of year.......................      1                2
           Managed Restaurants:
                   Beginning of year.................      0                0
                                                        -----            -----
                   End of year.......................      0                0
           Total Grill restaurants:
                   Beginning of year.................      1                1
                   Restaurant openings...............      0                1
                                                        -----            -----
                   End of year.......................      1                2
                                                        =====            =====
     Other restaurants1:
           Company Restaurants:
                   Beginning of year.................      3                3
                                                        -----            -----
                   End of year.......................      3                3
           Managed Restaurants:
                   Beginning of year.................      2                2
                   Restaurant openings...............      0                3
                   Restaurants closed or sold........      0                2
                                                        -----            -----
                   End of year.......................      2                3
           Total Other restaurants:
                   Beginning of year.................      5                5
                   Restaurant openings...............      0                3
                   Restaurants closed or sold........      0                2
                                                        -----            -----
                   End of year.......................      5                6
                                                        =====            =====
     Total restaurants:
                   Beginning of year.................     13               14
                   Restaurant openings...............      1                5
                   Restaurants closed or sold........      0                2
                                                        -----            -----
                   End of year.......................     14               17
                                                        =====            =====

--------------------
     1 Includes three Pizza Restaurants operated by the Company pursuant to franchise agreements; the LAX Daily Grill and Rhino Chasers which were sold during 1998; and restaurants in two hotel properties for which the Company assumed management during 1998. Operation of the LAX Daily Grill was licensed to CA One during 1998 and is reflected as both a Managed Restaurant opening and sale during 1998. One of the managed hotel restaurants was converted to a Daily Grill format in January of 1999.

                                                           1997           1998
                                                          ------         ------
   Weighted average weekly sales per restaurant:
       Daily Grill restaurants:
                     Company Restaurants.............. $  50,700      $ 54,927
                     Managed Restaurants..............       n.a.          n.a.
       Grill restaurants:
                     Company Restaurants.............. $  64,185      $ 68,913
                     Managed Restaurants..............       n.a.          n.a.
       Other restaurants:
                     Company Restaurants.............. $  32,249      $  32,860

   Change in comparable restaurant sales:
       Daily Grill restaurants
                     Company Restaurants..............       3.6  %       5.8  %
                     Managed Restaurants..............       n.a.         n.a.
       Grill restaurants
                     Company Restaurants..............       3.2  %       4.5  %
                     Managed Restaurants..............       n.a.         n.a.
       Other restaurants:
                     Company Restaurants..............       1.9  %       1.9  %

   Total system sales:
                     Daily Grill.................. $ 20,532,240   $ 23,411,536
                     Grill........................ $  3,337,611   $  5,926,544
                     Pizza Restaurants............ $  5,030,806   $  5,126,209
                     Management and license fees.. $          0   $    443,816
                                                    -----------    -----------
                     Total........................ $ 28,900,657   $ 34,908,105
                                                    ===========    ===========

Restaurant Concepts

-- Daily Grill Restaurants

     Background. At December 27, 1998, the Company, through its subsidiary, GCI, owned and operated seven Daily Grill restaurants in Southern California and two Daily Grill restaurants in the Washington, D.C./Virginia market. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was acquired by the Company during 1996. See "-- The Grill on the Alley." The Grill on the Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, or managed and as either hotel based or based in shopping malls and other commercial properties. At December 27, 1998, the Company operated nine Daily Grill restaurants, all of which were 100% owned by the Company and located in shopping malls and other commercial properties.

     Daily Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, are located in the referenced hotels:

                                                             Ownership
                                                             Interest or
     Location                        Opened                   Managed          Hotel
    ----------                      --------                -------------     -------

   Brentwood, California            September 1988               100%
   Los Angeles, California          April 1990                   100%
   Newport Beach, California        April 1991                   100%
   Encino, California               April 1992                   100%
   Studio City, California          August 1993                  100%
   Palm Desert, California          January 1994                 100%
   Irvine, California               September 1996               100%
   Washington, D.C.                 March 1997                   100%
   Tysons Corner, Virginia          October 1998                 100%
   Burbank, California              January 1999                Managed     Hilton Hotel
   Salt Lake City, Utah             Scheduled March 1999        Managed     Hilton Hotel
   Washington, D.C.                 Scheduled April 1999        Managed     Georgetown Inn
   Universal Studios, California    Scheduled May 1999            50%
   Rochester, Minnesota             Scheduled September 1999    Managed     Kahler Hotel


     Each Daily Grill restaurant is located in leased facilities. Site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate. For non-hotel based restaurants, the site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Each site must have sufficient traffic such that management believes the site can support at least twelve strong meal periods a week (i.e., five lunches and seven dinners). Preferred Daily Grill sites, which characterize the existing restaurants, are high-end, mid-size retail shopping malls in large residential areas with significant daytime office populations and some entertainment facilities. Historically, Daily Grill restaurants have been anchor tenants at high profile malls and, therefore, have received significant tenant improvement allowances.

     Each hotel  based  Daily Grill  restaurant  is, or will be,  located on the premises of a hotel. Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities. Such facilities may be leased by the Company, operated pursuant to a partnership or joint venture arrangement or operated pursuant to a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process is the responsibility of HRP which identifies suitable locations and negotiates leases or management agreements for those properties. See "-- Hotel Property Agreement."

     Existing non-hotel based Daily Grill restaurants range in size from 3,750 to 7,000 square feet, of which approximately 30% is devoted to kitchen and service areas, and seat between 100 and 250 persons. Opening costs of existing restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $1.2 million per restaurant.

     Existing and proposed hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet, of which approximately 30% is devoted to kitchen and service areas, and seat between 140 and 250 persons. Management anticipates that hotel based Daily Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $150,000 to $500,000 per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's, in contrast to the "nouvelle cuisine" and diet meal fads of the 1980's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, spaghetti and meatballs , meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price from $8.95 for an "original" beef dip sandwich to $20.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $11.50 per person and the average dinner check is $18 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 27, 1998, food and non-alcoholic beverage sales constituted approximately 87% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 13%.

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

     Atmosphere and Service. All Daily Grill restaurants are presently open for lunch and dinner seven days a week. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters for singles to feel comfortable. The restaurant emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level".

     The feeling of comfort and tradition is enhanced by the restaurant policy of not requiring, nor accepting, reservations except for groups of six or more. As a result, patrons are served on a first-come-first-served basis and never have to wait for a table while a vacant table is being held for patrons with reservations.

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

-- The Grill on the Alley

     Background. At December 27, 1998, the Company, through its subsidiary, GCI, owned and operated two The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California and one in San Jose, California.

     The original Grill is an upscale Beverly Hills restaurant which opened in 1984 and served as the model for the Daily Grill restaurants. The Grill is set in the traditional style of the old-time grills of New York and San Francisco, with black-and-white marbled floors, polished wooden booths and deep green upholstery. In 1995, the Grill was inducted into Nation's Restaurant News' Fine Dining Hall of Fame and was described by W Magazine as "home of the quintessential Beverly Hills power lunch." The Grill offers five-star American cuisine and uncompromising service in a comfortable, dignified atmosphere. See "-- Daily Grill Restaurants."

     In April of 1996, the Company acquired, for 850,000 shares of common stock, the original Grill from a partnership the managing partner of which was controlled by the Company's principal shareholders and directors (Robert Spivak, Michael Weinstock and Richard Shapiro). From 1995 until the acquisition of the Grill, the Company provided management services for the Grill for a management fee equal to 5% of the revenues of the Grill.

     Restaurant Sites. At December 27, 1998, the Company operated two Grill restaurants, one of which is a non-hotel based facility and one of which is a hotel based facility.

     Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:

                                                       Ownership
                                                      Interest or
   Location                     Opened                  Managed        Hotel
  ----------                   --------              -------------    -------

 Beverly Hills, California   January 1984 2              100%
 San Jose, California        May 1998                  50.05%     Fairmont Hotel
 Chicago, Illinois           Scheduled October 1999    60.00%     Westin Hotel

     The Company's Grill restaurants are located in leased facilities. As with the Company's Daily Grill restaurants, site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate. For non-hotel based Grill restaurants, the site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Because of the upscale nature of Grill restaurants, convenience for business patrons is considered a key site selection criteria.

     Each hotel based Grill restaurant is, or will be, located on the premises of a hotel. Hotel based Grill restaurants may be newly constructed facilities or remodeled facilities. Such facilities may be leased by the Company, operated pursuant to a partnership or joint venture arrangement or operated pursuant to a management agreement. As with free standing restaurants, site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process is the responsibility of HRP which identifies suitable locations and negotiations leases or management agreements for those properties. See "-- Hotel Property Agreement."

     The existing non-hotel based Grill restaurant is approximately 4,300 square feet, of which approximately 1,500 square feet is devoted to kitchen and service areas, and seats 120 persons. Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites cannot be reasonably estimated.


--------------------

   2 The original The Grill on the Alley was acquired by the Company in April 1996.

     The existing hotel based Grill restaurant is approximately 8,000 square feet, of which approximately 30% is devoted to kitchen and service areas, and seats 280 persons. Management anticipates that hotel based Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs of the existing hotel based restaurant, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, was approximately $2.1 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring steaks and seafood and freshly prepared salads and vegetables served in generous portions

     Entrees range in price from $12.50 for a hamburger to $32.25 for a Prime Porterhouse Steak. The average lunch check is $23 per person and the average dinner check is $45 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 27, 1998, food and non-alcoholic beverage sales constituted approximately 75% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 25%.

     Proprietary recipes have been developed for substantially all of the items offered on the Grill menu. The same recipes are used at each location and all chefs undergo extensive training in order to assure consistency and quality in the preparation of food. Virtually all of the menu items offered at the Grill are cooked from scratch utilizing fresh food ingredients. The Company's management believes that its standards for ingredients and the preparation of menu items are among the most stringent in the industry.

     Each Grill restaurant has up to 6 cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a "point-of-sale" computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

     Atmosphere and Service. Each Grill restaurant is presently open for lunch six days a week and dinner seven days a week. Each Grill location is designed to provide the sense and feel of comfort and elegance. In the tradition of an old-time American-style grill, the setting is an open kitchen adjacent to tables and booths. The open kitchen setting emphasizes the quality and freshness of food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level".

     Reservations are accepted but are not required.

     The attention to detail and quality of the decor is carried through to the professional service. All Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Grill employee is taught that "the guest is always right." The Grill's policy is to accommodate all guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that the Company's philosophy of guest service is adhered to, all Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in the Company's procedures and policies but in every aspect of Grill operations. The Company's policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach.

     The Company believes that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that as many as 75% of the guests at the original Grill represent repeat business, and many guests have become "regulars" in the tradition of the neighborhood restaurant.

-- Pizzeria Uno Restaurants

     Restaurant Sites. At December 27, 1998, the Company, through its wholly-owned subsidiaries, operated three "Pizzeria Uno Restaurant & Bar" locations (the "Pizza Restaurants"). The Company's Pizza Restaurants are operated in accordance with certain guidelines established by, and with managerial assistance from and training provided by, the Franchisor. See "-- The Franchise Agreements" below. The Company's Pizza Restaurants are located in the following cities and were opened in the months and years indicated:

                       Location                                 Opened
                      ----------                               ---------
                  South Plainfield, New Jersey                January 1987
                  Media, Pennsylvania                         February 1987
                  Cherry Hill, New Jersey                     March 1990

     The Pizza Restaurants are located in suburban areas in leased premises. The Pizza Restaurants range in size from approximately 5,300 square feet to approximately 7,900 square feet, including a bar and lounge area, and have seating capacities ranging from 180 to 200 customers.

     Menu and Food Preparation. The Pizza Restaurants offer a diverse menu in accordance with guidelines established by the Franchisor, featuring gourmet, Chicago-style deep-dish pizzas, filled with ingredients such as fresh meats, spices, vegetables and cheese and baked to order based on proprietary recipes of the Franchisor. The Pizza Restaurants also offer a variety of sandwiches, hamburgers, appetizers, salads, desserts and beverages, including a full liquor selection. All of the menu items offered by the Pizza Restaurants are also available for delivery or carry-out. Delivery service is provided by third parties pursuant to contractual arrangements. Entree selections currently range in price from approximately $4.95 to $8.95, with an average cost per person per meal, including beverage, of approximately $6.25 for lunch and $9.25 for dinner.

     Atmosphere and Service. The Pizza Restaurants are characterized by a casual, friendly and entertaining atmosphere, full and efficient service, and high-quality menu items at moderate prices. Each of the Pizza Restaurants employs between three and four full time managers and assistant managers and between 45 and 85 part-time and full-time employees. The Pizza Restaurants are generally open from 11:00 a.m. to midnight, seven days per week, except on Friday and Saturday when the Pizza Restaurants remain open until 1:00 a.m.

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

     Potential Sale of Pizza Restaurants. During 1998, the Company determined that the continued ownership and operation of the Pizza Restaurants did not fit with the Company's strategic growth plan. As a result, the Company began efforts to sell the Pizza Restaurants. As of March 1, 1999, the Company had not found a suitable buyer for the Pizza Restaurants and continued to operate the Pizza Restaurants.

Other Restaurant Activities

     In addition to owning and operating Daily Grill, The Grill and the Pizza Restaurants, the Company, at December 27, 1998, also provided management services for the City Grill in the San Jose Hilton, the restaurant in the Burbank Hilton which has since been converted to the Daily Grill format and had granted a license to CA One to operate a Daily Grill at LAX.

-- Restaurant Management Services

     In conjunction with the Company's entry into the hotel restaurant market, in May 1998, the Company began providing management services at the City Bar & Grill at the San Jose Hilton. The Company is entitled to a management fee equal to 4% of the gross receipts of the City Bar & Grill. Additionally, the Company is entitled to a percentage of the annual profits of the City Bar & Grill in excess of certain historical profits.

     In May 1998, the Company, pursuant to its agreement with Hotel Restaurant Properties, Inc., began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former format to a Daily Grill in January 1999. Pursuant to its management agreement with the hotel, the Company invested $500,000 for conversion of the restaurant to a Daily Grill and is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, the Company is entitled to a percentage of the annual profits of the restaurant in excess of a base amount.

     The Company may provide restaurant management services on a selected basis in the future.

-- LAX Restaurant Operations

     Background. In March of 1995, the Company entered into an operating agreement (the "Operating Agreement") with CA One Services, Inc., a major national airport concessionaire and division of Delaware North Companies, Inc. Pursuant to the Operating Agreement, the Company and CA One Services formed The Airport Grill LLC (the "Airport LLC") to own and operate restaurants within Los Angeles International Airport ("LAX"). Under the Operating Agreement, CA One Services advanced all required capital to open and operate one or more restaurants, other than certain minimum capital ($10,200) which the Company contributed, and the Company provided certain managerial oversight and assistance. Profits of the Airport LLC were shared 51% by the Company and 49% by CA One Services after the payment of a management fee equal to 4% of gross revenues to each of the Company and CA One Services and after the repayment of CA One Services' advances to the Airport LLC, with interest.

     LAX Daily Grill. In January of 1997, the Airport LLC opened a Daily Grill restaurant in the International Terminal of LAX ("LAX Daily Grill"). The LAX Daily Grill is an 8,300 square foot full-service restaurant seating approximately 300 persons.

     Sale of Interest in Airport LLC and Licensing Agreement. Effective April 1, 1998, the Company sold and assigned its interest in Airport Grill, L.L.C. to Air Terminal Services, Inc., an affiliate of CA One Services, Inc., which owns the remaining interest in Airport Grill, L.L.C. Pursuant to the terms of the sale of such interest, Air Terminal Services, Inc. agreed to pay to the Company $309,955.71, payable in three equal installments of $103,318.57 with the first installment being due at closing and subsequent installments being due on April 1, 1999 and April 1, 2000. As a result the Company's ownership interest in Airport Grill, L.L.C. has terminated.

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

Hotel Property Agreement

     In order to facilitate the Company's efforts to open restaurants on a large scale basis in Hotel properties, the Company, in August of 1998 entered into the Hotel Property Agreement with HRP pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company will advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $4,167 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP. The Agreement also provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

Business Expansion

     The Company's expansion plans focus on the addition of Daily Grill restaurants with selected expansion of the Grill restaurant concept also planned.

     Management continually reviews possible expansion into new markets and within existing markets. Such review will entail careful analysis of potential locations to assure that the demographic make-up and general setting of new restaurants is consistent with the patterns which have proven successful at the existing Daily Grills and Grills. While the general appearance and operations of future Daily Grills and Grill restaurants are expected to conform generally to those of existing facilities, the Company intends to monitor the results of any modifications to its existing restaurants and to incorporate any successful modifications into future restaurants. All future restaurants are expected to feature full bar service.

     The Company's future expansion efforts are expected to concentrate on (1) expansion into new markets through the establishment of hotel based restaurants pursuant to the Hotel Property Agreement, and (2) expansion within existing markets through the opening of non-hotel based restaurants. With the assistance of HRP, the Company expects to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a market presence in a market, the Company intends to construct and operate clusters of free standing restaurants within those markets. Management intends to limit the construction and operation of Grill restaurants to one restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

     At December 27, 1998, the Company operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and Washington, D.C. Within those markets, management anticipates that, for the foreseeable future, the Company will concentrate its expansion efforts in the Washington, D.C. market. The Company opened its first Washington, D.C. Daily Grill, and first East Coast Daily Grill, in March of 1997. A second Daily Grill in the Washington, D.C. market was opened in Tysons Corner, Virginia in October of 1998. In order to establish market presence and economies of scale, the Company plans to evaluate the opening of additional restaurants in the Washington, D.C. market. As of March 1, 1999, no definitive sites had been identified for future construction of free standing restaurants within the Washington, D.C. market. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will range from $1.0 to $2.0 million per restaurant, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion.

     At December 27, 1998, a hotel based Grill restaurant was operated in the Northern California market, San Jose. A second hotel based Grill restaurant is scheduled to open in Chicago in October 1999. A restaurant located in the Burbank Hilton and previously operated by the Company under a management agreement was converted to a Daily Grill during the January 1999 and additional hotel based Daily Grill restaurants to be operated under management agreements are scheduled to open during the Spring of 1999 in Salt Lake City and Washington, D.C. and during the Fall of 1999 in Rochester, Minnesota. The Company and HRP are presently evaluating the opening of additional hotel based Daily Grill restaurants in the Chicago market. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment by the Company may vary widely.

     In addition to the planned restaurant expansion discussed above, in the first quarter of 1999, the Company entered into an agreement with Universal Studios CityWalk to a open a Daily Grill restaurant at the Universal Studios entertainment complex in Southern California. The restaurant is scheduled to open during the second quarter of 1999 and will feature a modified menu including a wide variety of appetizers, signature Daily Grill sandwiches and salads and selected entrees.

Restaurant Management

     The Company strives to maintain quality and consistency in its restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. The Company believes that its concept and high sales volume enable it to attract quality, experienced restaurant management and hourly personnel. The Company has experienced a relatively low turnover at every level at its Daily Grill and Grill restaurants. See "-- Daily Grill Restaurants" above.

     Daily Grill and Grill. Each Daily Grill and Grill restaurant, including both free standing and hotel based restaurants, is managed by one general manager and one or two managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with the Company. The general manager has primary responsibility for the operation of the restaurant and reports directly to the Company's Vice President - Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 85 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     The Company maintains financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated with centralized accounting and management information systems.
Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receive these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control.

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

     Servers at each restaurant participate in approximately ten days of training during which the employee works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and customer satisfaction. Experienced servers are given responsibility for training new employees and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach which contributes to a lower turnover rate among employees. Representatives of corporate management regularly visit the restaurants to ensure that the Company's philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

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

Purchasing

     Daily Grill and Grill. The Company has developed proprietary recipes for substantially all the items served at its Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by the Company's Food and Beverage Director. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers twice daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, the Company is working with outside suppliers to produce a limited number of selected proprietary items such as salad dressings and seasoning combinations.

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

Advertising and Marketing

     Daily Grill and Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill and Grill restaurants. Daily Grill and Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 1998, expenditures for advertising and promotion were approximately 1.8% of gross revenues.

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

Competition

     The Daily Grill restaurants compete within the rapidly growing mid-price, full-service casual dining segment. Daily Grill competitors include national and regional chains, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national fine dining chains as well as selected local owner-operated fine dining establishments. The primary competitors to the Company's Pizza Restaurants are casual theme restaurant chains including Friday's and the Olive Garden. Competition for the Company's hotel based restaurants is primarily limited to restaurants within the immediate proximity of the hotel.

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

Employees

     The Company and its subsidiaries employ approximately 1,000 people, 21 of whom are corporate personnel and 68 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 500 are full-time employees, with the remainder being part-time employees.

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

ITEM 2. DESCRIPTION OF PROPERTIES

     With the exception of the Company's Cherry Hill Pizza Restaurant and certain properties which may be operated pursuant to management arrangements or partnership or joint venture arrangements, all of the Company's restaurants are located in space leased from parties unaffiliated with the Company. The leases have initial terms ranging from 10 to 25 years, with varying renewal options on all but one of such leases. Each of the leases provides for a base rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See "Description of Business."

     The Company's Cherry Hill Pizza Restaurant is located in space leased from Denbob Corporation, a corporation controlled by the Company's chairman, Robert
L. Wechsler. The Grill restaurant in San Jose is located in space leased from hotel management company which may be deemed to be controlled by Lew Wolff who may also be deemed to be an affiliate of the Company as a result of his holdings of common stock and securities convertible into or exercisable to acquire common stock of the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 27, 1998.

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

1998  -  First Quarter                                 1-1/4           1-1/16
         Second Quarter                                1-15/32         1-3/32
         Third Quarter                                 1-9/16          31/32
         Fourth Quarter                                1-7/16          23/32

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 1, 1999, the bid price of the Common Stock was $15/16.

     As of March 1, 1999, there were approximately 426 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

     In March of 1999, the Company received notice that its stock would be subject to de-listing from the Nasdaq SmallCap Market if the bid price of its common stock did not attain a minimum price of at least $1.00 per share for a period of ten consecutive trading days on or before June 11, 1999, subject to the Company's right to request a hearing regarding de-listing.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

     This Form 10-KSB contains forward-looking  statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 21 of this Form 10-KSB.

General

     During the fiscal year ended December 27, 1998, the Company operated a total of fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno restaurants and two Grills, including a Daily Grill opened in Tysons Corner, Virginia in October 1998 and a Grill opened at the San Jose Fairmont in May 1998. During fiscal 1997, the Company operated a total of fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno restaurants, one Grill and Rhino Chasers, including a Daily Grill restaurant opened in Washington, D.C. in March 1997 and the LAX Daily Grill opened in January 1997 and operated pursuant to a joint operating arrangement. The Company sold its interest in the LAX Daily Grill and Rhino Chasers in April of 1998. Fiscal 1998 operating results include eleven weeks of operations at the Company's Tysons Corner Daily Grill and thirty-four weeks of operations at the San Jose Fairmont Grill. Fiscal 1997 operating results include 42 weeks of operations at the Company's Washington, D.C. Daily Grill. In addition to restaurants which were owned and operated by the Company during fiscal 1998, the Company began offering restaurant management services at two restaurants and licensing the right to operate the LAX Daily Grill. See "Description of Business."

     Sales revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 77.4% of combined 1998 sales were food and 22.6% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

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

     The Company's balance sheet and results of operations at and for the year ended December 27, 1998 reflect the capitalization of costs of acquiring liquor licenses. The Company at December 27, 1998 had capitalized costs of obtaining its various liquor licenses totaling approximately $641,603. Such costs consist primarily of amounts paid to purchase such licenses. In connection with acquisition of the Grill during 1996, the Company capitalized $246,000 of goodwill which is being amortized over a thirty year period. As each of the foregoing items involves the payment of certain amounts in advance and the expensing of such amounts in subsequent years, the Company's operating results reflect significant amortization expense which does not affect the Company's operating cash flows.

     Consistent with practices in the restaurant industry, the Company historically deferred its restaurant preopening costs and amortized those costs over a twelve month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The SOP requires entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for the fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company adopted the SOP during 1998 resulting in a one-time charge against earnings during fiscal 1998 of $70,000. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,000, or $0.03 per basic share.

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations -- Fiscal Year 1998 Compared to Fiscal Year 1997

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1998 and 1997:


                                                            1997                               1998
                                             -----------------------------     ------------------------------
                                               Amount                  %           Amount                 %
                                             (in thousands)                    (in thousands)
                                             -----------------------------     ------------------------------


Sales revenues                                $ 28,901          100.0 %          $ 34,464           98.7  %
Management and licensing fees                        -              0                 444            1.3
Total revenues                                  28,901          100.0              34,908          100.0
Cost of sales                                    7,920           27.4               9,674           27.7
Gross profit                                    20,981           72.6              25,234           72.3
Restaurant operating expense                    17,446           60.4              21,321           61.1
General and administrative expense               2,648            9.2               2,755            7.9
Depreciation and amortization                    1,285            4.4               1,312            3.8
Unusual charges                                      -              0                 964            2.7
Total operating expenses                        21,380           74.0              26,352           75.5
Operating income (loss)                           (399)          (1.4)             (1,118)          (3.2)
Non-recurring acquisition costs                     93            0.3                   -              0
Interest expense, net                             (166)          (0.6)                (231)         (0.6)
Loss before income tax                            (472)          (1.7)             (1,349)          (3.8)
Provision for taxes                                 (5)          (0.0)                 (9)          (0.0)
Minority interest                                    -            0.0                 121            0.3
Cumulative effect of change in
  accounting principle                               -            0.0                 (70)          (0.2)
Net loss                                      $   (477)          (1.7)%        $   (1,307)          (3.7)%


     Revenues. The Company's revenues for 1998 increased 20.8% to $34.9 million from $28.9 million in 1997. Sales revenues increased 19.3% to $34.5 million in 1998 from $28.9 million in 1997. Management and license fee revenues increased to $444,000 in 1998 from $0 in 1997.

     Sales for Daily Grill restaurants increased by 14% from $20.5 million in 1997 to $23.4 million in 1998. The increase in sales revenues for the Daily Grill restaurants from 1997 to 1998 was primarily attributable to (1) the opening and operation of the Tysons Corner Daily for eleven weeks during 1998 ($0.6 million), (2) the operation of the Washington, D.C. Daily Grill for the full 52 week period in fiscal 1998 as compared to 42 weeks during 1997 ($1.3 million), and (3) an increase in same store sales of 5.8% for restaurants open for 12 months in both 1997 and 1998. Weighted average weekly sales at the Daily Grill restaurants increased 8% from $50,700 in 1997 to $54,900 in 1998. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 1998 were positively affected by increased head count, higher average checks and by menu price increases which averaged 1%.

     Sales for Grill restaurants increased by 78% from $3.3 million in 1997 to $5.9 million in 1998. The increase in sales revenues for the Grill restaurants from 1997 to 1998 was primarily attributable to (1) the opening and operation of the San Jose Fairmont Grill for thirty-four weeks during 1998 ($2.4 million), and (2) an increase in same store sales of 4.5% at the one Grill restaurant which was open for 12 months in both 1997 and 1998. Weighted average weekly sales at the Grill restaurants increased 7.4% from $64,200 in 1997 to $68,900 in 1998. Comparable restaurant sales and weighted average weekly sales at the Grill restaurants in 1998 were positively affected by increased head count and by menu price increases which averaged 1%.

     Sales for the Pizza Restaurants increased by 1.9% from $5 million in 1997 to $5.1 million in 1998. The increase in sales revenues for the Pizza Restaurants from 1997 to 1998 was attributable to an increase in same store sales. Weighted average weekly sales at the Pizza Restaurants increased 1.9% from $32,200 in 1997 to $32,800 in 1998. Comparable restaurant sales and weighted average weekly sales at the Pizza Restaurants in 1998 were positively affected by increased head count.

     Price increases were implemented during the second quarter of 1998 for certain menu items. While selected price increases may be implemented from time to time in the future, the Company does not plan to implement additional price increases in the foreseeable future. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in head count at existing restaurants and selected price increases. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in existing markets where the Company has a concentration of restaurants and high customer awareness. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

     Management and license fee revenues during 1998 were attributable to (1) the commencement of hotel restaurant management services during the second quarter of 1998 which accounted for $186,000 of management fees, and (2) gain from the sale of the Company's interest in the LAX Daily Grill and licensing fees from the LAX Daily Grill which totaled $258,000.

     Cost of Sales and Gross Profit. While sales revenues increased by 19.3% ($5.5 million) in 1998 as compared to 1997, cost of sales increased by 22.1% ($1.7 million) and increased as a percentage of sales from 27.4% in 1997 to 27.7% in 1998. The increase in cost of sales as a percentage of sales revenues was attributable to the higher cost of sales typically associated with The Grill restaurants which was partially offset by purchasing efficiencies associated with a new buying program implemented in late 1997 which reduced net food costs in 1998 at the Daily Grill restaurants from 27.5% in 1997 to 27.1% in 1998

     Gross profit increased 20.3% from $21.0 million (72.6% of sales) in 1997 to $25.2 million (72.3% of sales) in 1998.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense and depreciation and amortization, rose 23.3% to $26.4 million in 1998 (representing 75.5% of revenues) from $21.4 million in 1997 (representing 74.0% of sales).

     Restaurant operating expenses increased 22.1% to $21.3 million in 1998 from $17.4 million in 1997. As a percentage of sales, restaurant operating expenses represented 61.1% in 1998 as compared to 60.4% in 1997. The increase in restaurant operating expenses was primarily attributable to an increase in labor cost and occupancy cost associated with the opening of new restaurants during 1998. The increase in restaurant operating expenses as a percentage of sales was primarily attributable to increased labor costs. Restaurant labor wage rates increased during 1998, with total restaurant labor costs representing 34.3% of sales revenues during 1998 as compared to 32.9% of sales revenues during 1997. The increase in restaurant labor costs as a percentage of sales revenues was primarily attributable to increased minimum wage requirements. Occupancy costs, consisting principally of rent expense, increased by 11.2% from $2.5 million in 1997 to $2.8 million in 1998, or 8% of sales revenues in 1998 as compared to 8.6% of sales revenues in 1997. The decrease in occupancy costs as a percentage of sales revenues was primarily attributable to the increase in same store sales and favorable rental terms at the San Jose Grill.

     General and administrative expenses increased 4% to $2.8 million in 1998 from $2.6 million in 1997. General and administrative expenses represented 7.9% of sales in 1998 as compared to 9.2% of sales in 1997. The increase in total general and administrative expenses was primarily attributable to the addition of corporate office personnel and related costs to support expansion. The percentage decrease in this category reflects the spreading of certain fixed costs over greater sales for more restaurants and can be expected to continue decreasing as a percentage as sales increase with the opening of additional restaurants.

     Depreciation and amortization expense, including amortization of pre-opening expense, was $1.3 million during both 1998 and 1997. Depreciation and amortization expense reflects the operation of three additional restaurants during 1998, including the amortization of pre-opening costs in the amount of $176,000 associated with the opening of the San Jose Grill during May of 1998 and the Tysons Corner Daily Grill during October of 1998. Amortization of pre-opening costs during 1997 totaled $337,000.

     Unusual Charges, Other Income and Expenses, Minority Interest, Effect of Change in Accounting Principle and Net Income. The Company reported unusual charges totaling $964,000 during 1998 relating to the Company's early adoption of SOP 98-5 ($513,000) and the write-off of fixed assets ($451,000) of two restaurants due to negative projected cash flows from those restaurants.

     As noted,  in  addition  to the  unusual  charge of  $513,000  during  1998 relating to the incremental impact of early adoption of SOP 98-5, the Company reported a $70,000 charge reported as the cumulative effect of a change in accounting principle as a result of the early adoption of SOP 98-5.

     Net interest expense increased by approximately $65,000 reflecting higher average borrowing during the year.

     The Company also reported a one-time non-recurring credit during 1997 of $93,000 reflecting an overaccrual of a charge in 1996.

     The Company reported a minority interest gain of $121,000 during 1998 attributable to the minority interest in the loss of San Jose Grill which commenced operations in May of 1998.

     The Company reported a net loss of $1,307,000 during 1998 as compared to a net loss of $477,000 for 1997. In accordance with the recent position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $83,000 during 1998 and $211,000 during 1997. The "deemed dividend", which relates to the Company's issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock. After giving effect to preferred stock dividends ($85,000 during 1998 and $69,000 during 1997) and the "deemed dividend", the net loss attributable to common stock was $1,475,000 for fiscal 1998 and $757,000 for fiscal 1997.

Liquidity and Capital Resources

     At December 27, 1998, the Company had a working capital deficit of $2.3 million and a cash balance of $0.4 million as compared to a working capital deficit of $1.2 million and a cash balance of $0.3 million at December 28, 1997. The variance in the Company's working capital and cash was primarily attributable to the payment of costs, and additional borrowings to pay costs, associated with the opening of the San Jose Fairmont Grill and the Tysons Corner Daily Grill during 1998.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1998, through joint venture arrangements. At December 27, 1998, the Company had existing bank borrowing of $2.0 million, a loan from a member of the San Jose Grill L.L.C. of $0.7 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.9 million, equipment loans of $0.8 million, loans/advances from landlords and others of $0.1 million.

     During 1998, the Company increased its bank credit availability from $1.6 million to $2.1 million consisting of a $600,000 line of credit and a $1.5 million term loan payable in 60 equal monthly installments of $25,000 plus interest. At December 27, 1998, the Company had utilized $590,000 of its available line of credit.

     During 1998, the Company and its subsidiaries were obligated under fifteen leases covering the premises in which the Company's Daily Grill, Grill and Pizza Restaurants are located as well as leases on its executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $2.6 million in 1998, with varying escalation and percentage rent clauses in each of the restaurant leases. With the disposition of its interest in the LAX Daily Grill and Rhino Chasers, the Company, and its subsidiaries, no longer have any obligation with respect to the airport restaurants. Minimum rental payments during 1999 on existing leases as of December 27, 1998, total $2.05 million.

     The Company currently expects to open five Daily Grill restaurants and one Grill restaurant in 1999, of which one Daily Grill restaurant is expected to be a non-hotel based owned facility, four Daily Grill restaurants are expected to be hotel based managed facilities and the Grill restaurant is expected to be hotel based majority owned restaurant. At March 1, 1999, the Company had entered into leases and/or management agreements with respect to all six of the referenced restaurants scheduled for opening in 1999, two of which had opened at that date. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

     Capital expenditures were $1.75 million in 1997 and $3.8 million in 1998. Capital expenditures in fiscal 1999 are expected to be between $0.5 million and $1 million, primarily for the development of new restaurants, capital replacements and refurbishing for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on the Company's part. In addition, if the Company opens more, or less, restaurants than it currently anticipates, its capital requirements will increase, or decrease, accordingly.

     In order to finance restaurant openings during 1997 and 1998, the Company conducted an offering of common stock, convertible preferred stock and warrants during 1997 and entered into a joint operating arrangement and loan in 1998.

     The 1997 offering provided net proceeds to the Company of approximately $1.5 million. The 1997 offering consisted of a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II 10% Convertible Preferred Stock, 750,000 five year $2.00 Warrants and 750,000 five year $3.00 Warrants. The aggregate sales price of those securities was $1,500,000.

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

     As of December 27, 1998, none of the shares of Series I or Series II Preferred Stock had been converted.

     The  Grill  at the San Jose  Fairmont  Hotel  was  built  and is owned  and operated by a limited liability company of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the other member of the limited liability company. Substantially all operating cash flows from the limited liability company will be used to pay down the $800,000 loan prior to the distribution of funds to the members. The Company will, however, receive a management fee of 5% of sales and 10% of cash flows declared for distribution.

     Subsequent to fiscal 1998, in February of 1999, the Company entered into a similar limited liability company/member loan arrangement to provide financing for the planned opening of a Grill restaurant at the Chicago Westin Hotel which is scheduled to open during October of 1999. Pursuant to the financing arrangement for the Chicago Westin Hotel Grill, investor members of the limited liability company (the "Chicago LLC") invested $1,000 in the Chicago LLC and loaned an additional $1.699 million to the Chicago LLC. The Company will manage the Chicago LLC for which it will receive a management fee of 5% of sales and owns a 60% interest in the Chicago LLC. The Company guaranteed repayment of the loan to the Chicago LLC and issued warrants to acquire 814,583 shares of common stock at $1.75 per share.

     The Company may enter into investment/loan arrangements in the future on terms similar to the San Jose Fairmont Grill and Chicago Westin Grill arrangements to provide for the funding of selected restaurants.

     In March of 1999, the Company received notice that its stock would be subject to de-listing from the Nasdaq SmallCap Market if the bid price of its common stock did not attain a minimum price of at least $1.00 per share for a period of ten consecutive trading days on or before June 11, 1999, subject to the Company's right to request a hearing regarding de-listing. If the Company's stock is ultimately de-listed from Nasdaq, the Company's ability to raise capital through the sale of equity securities may be adversely impacted.

     Management believes that the Company has adequate resources on hand, operating cash flow and available line of credit to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital through additional bank borrowings, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard. See "Description of Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

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

     The anticipated opening of additional Daily Grill and Grill locations is expected to result in the incurrence of various pre-opening expenses and high initial operating costs which may adversely impact earnings during the first year of operations of such restaurants. However, management anticipates that each of such operations can be operated profitably within the first year of operations and that the opening of each of the restaurants presently contemplated will improve revenues and profitability.

     During the first quarter of 1998, the Company began formal efforts to sell its Pizza Restaurants. If a buyer can be identified and an agreement reached to sell the Pizza Restaurants on terms deemed acceptable to the Company, the Company's Pizza Restaurants will be sold. In the event of such a sale, the Company's revenues and operating profits will be reduced in future periods. The Company intends to utilize the proceeds from the sale of the Pizza Restaurants to fund the opening of additional Daily Grill and Grill restaurants.

Future Accounting Requirements

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

Year 2000 Issue

     The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of new financial, payroll, human resources software packages that are Year 2000 compliant and new hardware in both its corporate headquarters and restaurants.

     The corporate network of the Company's headquarters has been replaced with new hardware with a Windows NT software package. The Company has taken delivery on a new accounting, payroll and accounts payable software package which is Year 2000 compliant. Installation is anticipated for the first half of 1999.

     Each new restaurant has had new year 2000 compliant software installed with the new in-restaurant point of sale and back office computer systems.

     The Company is evaluating the software currently being utilized in its 6 older restaurants. While we have received assurance from the software's supplier that such software is year 2000 compliant, we are investigating new more efficient software to replace the older software and expect a decision before the end of June 1999.

     The Company has incurred approximately $40,000 for the new corporate hardware and $60,000 for new corporate software. Another $60,000 has been spent for in restaurant back office computers.

     New P.O.S., front of house restaurant computer systems and software cost approximately $60,000 per restaurant. This is, however, a part of the initial capital contribution for new restaurants.

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

Impact of Inflation

     Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past two years.

     A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. An increase in the Federal minimum wage went into effect on October 1, 1996, and a second increase became effective on September 1, 1997. In addition, increases in the minimum wage are also being discussed by various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7. FINANCIAL STATEMENTS

     The consolidated financial statements of the Company, together with the independent accountants report thereon of PricewaterhouseCoopers LLP, appears on pages F-2 through F-27 of this report. See Index to Financial Statements on F-1 of this report.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

 Exhibit
 Number                             Description of Exhibit
---------                          ------------------------


   3.1   Certificate of Incorporation, as amended, of Grill Concepts, Inc.(7)
   3.2   Certificate of Amendment to Restated Certificate of Incorporation of
         Grill Concepts, Inc. (8)
   3.3   Bylaws, as amended, of Grill Concepts, Inc. (1)
   3.4   Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December
         29, 1994 (2)
   4.1   Certificate of Designation fixing terms of Series B Preferred Stock (4)
   4.2   Certificate of Designation fixing terms of Series I Preferred Stock (8)
   4.3   Certificate of Designation fixing terms of Series II Preferred Stock (8)
   4.4   Specimen Common Stock Certificate (1)
   4.5   Form of Privately Issued Warrant (1)
   4.6   Form of Offshore Warrant (3)
   4.7   Warrant Agreement dated December 13, 1996 (4)
   4.8   Form of $2.00 Warrant (8)
   4.9   Form of $3.00 Warrant (8)
  10.1   Form of Franchise Agreement (1)
  10.2   Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob
         Corp.
         dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)
**10.3   Employment Agreement with Robert Wechsler (2)

  10.4   Operating Agreement for The Airport Grill LLC between Grill Concepts and CA One Services, Inc. dated March 15, 1995 (5)
**10.5   Grill Concepts, Inc. 1995 Stock Option Plan (6)
**10.6*  Employment Agreement, dated January 1, 1999, with Robert Spivak
  10.7   Operating Agreement for San Jose Grill LLC, dated June 1997 (9)
  10.8   Amendment, dated December 1997, to Operating Agreement for San Jose
         Grill LLC (9)
  10.9   Subordinate Note, dated December 1997, relating to San Jose Grill LLC (9)
  10.10  Management Agreement re: San Jose City Bar & Grill (10)
  10.11  Blanket  Conveyance,  Bill of Sale  and  Assignment  between  Grill
         Concepts,  Inc.  and Air  Terminal Services, Inc. (11)
  10.12  License Agreement between Grill Concepts, Inc. and Airport Grill,
         L.L.C. (11)
  10.13  Agreement,  dated August 27, 1998, between Grill Concepts,  Inc. and
         Hotel Restaurant Properties,  Inc. (11)
  10.14  Restaurant  Management Agreement between Grill Concepts, Inc., Hotel
         Restaurant  Properties,  Inc. and CapStar Georgetown Company, L.L.C.
         for the Georgetown Inn (11)
  10.15* Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable
         Trust of 1993
  10.16* Addendum to Management Agreement re: San Jose City Bar & Grill
  21.1*  Subsidiaries of Registrant
  23.1*  Consent of PricewaterhouseCoopers LLP
  27.1*  Financial Data Schedules


**   Compensatory plan or management agreement.
*    Filed herewith

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

(6)  Incorporated   by  reference  to  the   respective   exhibits   filed  with
     Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.

(7) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.

(8) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended June 29, 1997.

(9) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.

(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended March 29, 1998.

(11) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.

(b)  Reports on Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 27, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GRILL CONCEPTS, INC.




                                                      By: /s/ Robert Spivak
                                                         -----------------------
                                                          Robert Spivak
                                                          President

Dated:   March 29, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

  Signature                        Title                              Date

/s/ Robert Spivak
------------------------      President, Chief Executive Officer  March 29, 1999
Robert Spivak                 and Director (Principal Executive
                              Officer, Principal Accounting and
                              Financial Officer)

------------------------      Chairman of the Board of Directors  March __, 1999
Robert Wechsler

/s/ Michael Weinstock
------------------------      Executive Vice President, Vice      March 29, 1999
Michael Weinstock             Chairman and Director

/s/ Richard Shapiro
------------------------      Vice President and Director         March 29, 1999
Richard Shapiro


------------------------       Director                           March __, 1999
Charles Frank

/s/ Glenn Golenberg
------------------------       Director                           March 29, 1999
Glenn Golenberg


------------------------       Director                           March __, 1999
Peter Balas

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                ----------------

                                                                           Page


 Report of Independent Accountants...........................................F-2

 Consolidated Balance Sheet as of December 27, 1998 and December 28, 1997....F-3

 Consolidated Statements of Operation for the years ended December 27, 1998 and December 28, 1997.....................................................F-4

 Consolidated Statements of Stockholders' Equity for the years ended
   December 27, 1998 and December 28, 1997...................................F-5

 Consolidated Statements of Cash Flows for the years ended December 27, 1998 and December 28, 1997.....................................................F-6

 Notes to Consolidated Financial Statements..................................F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS
                              -------------------

To the Board of Directors
Grill Concepts, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Grill Concepts, Inc. and Subsidiaries at December 27, 1998 and December 28, 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.





PRICEWATERHOUSECOOPERS LLP


Los Angeles, California
March 12, 1999

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                  ------------


                                                            December 27,     December 28,

                                                               1998             1997
                                                           --------------  -------------

A S S E T S:
Current assets:
    Cash and cash equivalents                                 $438,184         $272,567
    Inventories                                                385,131          302,631
    Receivables                                                356,358          375,117
    Prepaid expenses and other current assets                  884,602          955,329
                                                            ----------       -----------
             Total current assets                            2,064,275        1,905,644

Furniture, equipment and improvements, net                   8,342,337        6,063,132

Goodwill, net                                                  229,441          237,636
Liquor licenses                                                641,603          613,686
Other assets                                                   109,305          190,757
                                                            ----------       -----------
             Total assets                                  $11,386,961       $9,010,855
                                                            ==========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
         Bank line of credit                                  $590,026         $480,000
         Accounts payable                                    1,648,465        1,359,529
         Accrued expenses                                    1,045,832          858,050
         Current portion of long-term debt                     455,470          346,208
         Note payable - related parties                        624,500           84,500
                                                            ----------       -----------
             Total current liabilities                       4,364,293        3,128,287

Long-term debt                                               2,001,760          699,364

Notes payable - related parties                                926,038                -
                                                            ----------       -----------
              Total liabilities                              7,292,091        3,827,651
                                                            ----------       -----------
Minority interest                                              227,957                -

Commitments and contingencies (Note 9)

Stockholders' equity:
 Series A, 10% Convertible Preferred Stock,
   $.001 par value; 1,000,000 shares
   authorized, none issued and outstanding in
   1998 and 1997                                                     -                -
 Series B, 8% Convertible Preferred Stock,
   $.001 par value; 1,000,000 shares authorized,
   0 and 32 issued and outstanding in 1998 and
   1997, respectively                                                -                1
 Series I, Convertible Preferred Stock, $.001
   par value; 1,000,000 shares authorized,
   1,000 shares issued and outstanding in 1998 and
   1997                                                              1                1
 Series II, 10% Convertible Preferred Stock, $.001
   par value; 1,000,000 Shares authorized, 500
   shares issued and outstanding in 1998 and 1997                    1                1
 Common Stock, $.00001 par value; 30,000,000 shares
   authorized, 16,015,553 and 15,672,481 issued and
   outstanding in 1998 and 1997, respectively                      160              157
 Additional paid-in capital                                 11,071,062       11,053,913
 Accumulated deficit                                        (7,204,311)      (5,870,869)
                                                            ----------       -----------
              Total stockholders' equity                     3,866,913        5,183,204
                                                            ----------       -----------
              Total liabilities and stockholders' equity   $11,386,961       $9,010,855
                                                            ==========       ===========


       The accompanying notes are an integral part of these consolidated financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                -----------------

                                                                              December 27,      December 28,
                                                                                 1998              1997
                                                                              ------------      ------------

Revenues:
     Sales                                                                    $34,464,289       $28,900,657
     Management and license fees                                                  443,816                 -
                                                                               -----------       ----------

              Total revenues                                                   34,908,105        28,900,657

         Cost of sales                                                          9,673,787         7,919,959
                                                                               -----------       ----------
              Gross profit                                                     25,234,318        20,980,698
                                                                               -----------       ----------
Operating expenses:
     Restaurant operating expenses                                             21,320,734        17,446,072
     General and administration                                                 2,754,711         2,648,014
     Depreciation and amortization                                              1,137,439           948,361
     Preopening costs                                                             175,305           337,124
     Unusual charges                                                              963,831                 -
                                                                               -----------       ----------
                Total operating expenses                                       26,352,020        21,379,571
                                                                               -----------       ----------
                Loss from operations                                           (1,117,702)         (398,873)

Interest expense, net                                                            (115,331)         (123,125)
Interest expense - related parties                                               (115,481)          (43,281)
Nonrecurring gain                                                                       -            93,000
                                                                               -----------       ----------
                 Loss before provision for income taxes, minority interest
                 and cumulative effect of change in accounting principle       (1,348,514)         (472,279)

Provision for income taxes                                                         (9,500)           (5,000)
                                                                               -----------       ----------
                  Loss before minority interest and cumulative
                  effect of change in accounting principle                     (1,358,014)         (477,279)

Minority interest                                                                 121,693                 -
                                                                               -----------       ----------
                   Loss before cumulative effect of change in accounting
                   principle                                                   (1,236,321)         (477,279)

Cumulative effect of change in accounting principle                               (70,281)                 -
                                                                               -----------       ----------
                    Net loss                                                  ($1,306,602)        ($477,279)
                                                                               ===========       ==========
Preferred stock:
         Preferred dividends accrued or paid                                     ($85,384)         ($69,168)
         Accounting deemed dividends                                              (82,877)         (210,655)
                                                                               -----------       ----------

                                                                                ($168,261)        ($279,823)
                                                                               -----------       -----------
Net loss applicable to common stock                                           ($1,474,863)        ($757,102)
                                                                               ===========       ===========
Net loss per share:
         Basic net loss                                                            ($0.08)           ($0.03)

         Preferred stock:
                  Dividends                                                         (0.01)            (0.00)
                  Accounting deemed dividends                                       (0.00)            (0.02)
                                                                               -----------       ----------
                                                                                    (0.01)            (0.02)
                                                                               -----------       ----------
Basic net loss applicable to common stock                                          ($0.09)           ($0.05)
                                                                               ===========       ==========
Average-weighted shares outstanding                                            15,889,022        15,094,240
                                                                               ===========       ==========


       The accompanying notes are an integral part of these consolidated financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                ----------------

                                    Series A   Series B   Series I    Series II            Additional
                                   Preferred   Preferred  Preferred   Preferred   Common    Paid-In    Accumulated
                                    Stock      Stock      Stock       Stock       Stock     Capital     Deficit      Total
                                   ---------  ---------- ---------- ------------ -------- ----------- -----------   -------


Balance, December 29, 1996            $1        $1         -           -         $143     $9,552,453  ($5,350,117)   $4,202,481



Issuance of common and
   convertible Series I and II
   Preferred stocks pursuant to
   private placement                   -         -         $1          $1           2      1,457,998            -     1,458,002


Dividends of Series A, 10%
   Convertible Preferred Stock,
   paid by issuance of common stock    -         -          -           -           1         34,999      (35,000)          -


Conversion of Series A, 10%
   Convertible Preferred Stock,
   to common stock                    (1)        -           -          -           7             (6)           -            -


Dividends of Series B, 8%
   Convertible Preferred Stock,
   paid in cash                        -         -           -           -           -           8,473     (8,473)           -


Conversion of Series B, 8%
   Convertible Preferred Stock,
   to common stock                     -         -           -           -           4             (4)          -            -


Net loss                               -         -          -           -           -              -     (477,279)    (477,279)
                                   -------    -------   -------     -------     -------        -------   ---------     --------



Balance, December 28, 1997             -         1          1           1         157     11,053,913   (5,870,869)   5,183,204



 Dividends of Series B, 8%
    Convertible Preferred Stock,
    paid in cash                       -         -          -           -           -         (9,689)           -       (9,689)


 Dividends of Series B, 8%
    Convertible Preferred Stock,
    paid by issuance of common stock   -         -          -           -           1         26,839      (26,840)         -


 Conversion of Series B, 8%
    Convertible Preferred Stock,
    to common stock                    -        (1)         -           -           2             (1)           -          -


 Net loss                              -         -          -           -           -              -   (1,306,602) (1,306,602)
                                   -------    -------   -------     -------     -------        -------  ----------  ----------


Balance, December 27, 1998           $ -       $ -         $1          $1        $160    $11,071,062  ($7,204,311) $3,866,913
                                   =======    =======   =======     =======     =======  ===========  ============ ==========

       The accompanying notes are an integral part of these consolidated financial statements.

                              GRILL CONCEPTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               -----------------

                                                                       December 27,        December 28,
                                                                          1998                 1997
                                                                       -------------       ------------

Cash flows from operating activities:
   Net loss
                                                                        ($1,306,602)        ($477,279)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
            Depreciation and amortization                                 1,137,439           948,361
            Cumulative effect of change in
              accounting principal                                           70,281                 -
            Unusual charges - write-off of fixed assets                     450,513                 -
            Minority interest in net loss                                  (121,693)                -
            Amortization of preopening costs                                      -           337,124
            Changes in operating assets and liabilities:
                Inventories                                                 (82,500)          (63,394)
                Receivables                                                  18,759          (310,923)
                Prepaid expenses and other current assets                       446            (3,148)
                Liquor licenses and other assets                             53,535          (171,890)
                Accounts payable                                            288,936           216,045
                Accrued expenses                                            187,782          (425,755)
                                                                           ---------          --------
                   Net cash provided by operating activities                696,896            49,141
                                                                           ---------         --------

Cash flows from investing activities:
         Additions to furniture, equipment and improvements              (3,858,962)       (1,764,721)
                                                                          ---------        ----------
                   Net cash used in investing activities                 (3,858,962)       (1,764,721)
                                                                          ---------        ----------
Cash flows from financing activities:
         Net increase in bank line of credit                                110,026           480,000
         Proceeds from term debt                                          3,850,313                 -
         Proceeds from investment in San Jose Grill LLC                     349,650                 -
         Proceeds from issuance of preferred stock                                -         1,500,000
         Payments on stock issuance costs                                         -           (41,998)
         Payments on term debt                                             (972,617)         (322,172)
         Dividends paid                                                      (9,689)                -
                                                                           ---------         ---------
                    Net cash provided by financing activities             3,327,683         1,615,830
                                                                          ----------        ----------
                    Net increase (decrease) in cash and cash equivalents    165,617           (99,750)

Cash and cash equivalents, beginning of year                                272,567           372,317
                                                                           ---------         ---------
Cash and cash equivalents, end of year                                   $  438,184          $272,567
                                                                           =========         =========
Supplemental cash flows information:
         Cash paid during the year for:

                  Interest                                               $  156,989          $180,455
                  Income taxes                                           $    9,500            $5,400



       The accompanying notes are an integral part of these consolidated financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

1.   Business, Organization And Basis Of Presentation:

     General
     -------

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. As of December 27, 1998, the Company operates fourteen restaurants, consisting of seven Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and three Pizzeria Uno Restaurants located in the eastern part of the United States. With the exception of the three Pizzeria Uno Restaurants which are operated pursuant to franchise agreements, each of the Company's restaurants is owned and operated on a nonfranchise basis solely by the Company.

     Management's Plans
     ------------------

     The Company has incurred net losses of $1,306,602 and $477,279 for the years ended December 27, 1998 and December 28, 1997, respectively, and has a negative working capital of $2,300,018 as of December 27, 1998. Although the Company has recurring losses, the Company generated positive cash flows from operations of $696,896 and $49,141 for the years ended December 27, 1998 and December 28, 1997, respectively.

     Management's plans for profitable operations include increasing sales at its existing restaurants and increased cost controls and efficiency gains through the implementation of new information systems, procedures, and management practices. In addition, the Company has shifted some of its business focus to include hotel-based restaurants. Accordingly, the Company has initiated a strategic growth plan whereby the Company plans to operate its restaurants in hotel properties in strategic markets throughout the United States. The Company believes that the opening of restaurants in hotel properties will help further establish brand name recognition. As a result, the Company has shown that it is able to expand its restaurant base with little to no equity investment in new locations. Specifically, the new locations to be opened in 1999 are already fully funded through landlord contributions, joint ventures, partnerships, or a combination thereof. The Company will earn management fee income in addition to profit sharing, thereby increasing the predictability of its income stream and significantly enhancing its return on assets. The Company believes that these activities will allow the Company to meet its existing and ongoing obligations, and achieve profitability and better margins from successfully shifting some of its focus to hotel-based restaurants.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

2.   Summary Of Significant Accounting Policies:

     Principles Of Consolidation and Minority Interest
     -------------------------------------------------

     The consolidated financial statements include the accounts of Grill Concepts, Inc., its wholly-owned subsidiaries, which include the three Pizzeria Uno Restaurants and The Grill; and The San Jose Grill LLC (a California Limited Liability Company), its majority-owned subsidiary. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. As of December 28, 1997, the equity method of accounting is used for the investment in the joint venture with CA One Services, Inc. ("CA One") relating to Rhino Chasers and the one Daily Grill operated at Los Angeles International Airport ("LAX"). During 1998, the Company sold and assigned its interest related to Rhino Chasers and the one Daily Grill operated at LAX to CA One. As a result, the Company's ownership interest related to these two restaurants was terminated.

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant has been funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the other minority interest member of the limited liability company. The consolidated financial statements include the accounts of the limited liability company with minority interest properly reflected.

     Fiscal Year
     -----------

     The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years 1998 and 1997 both consisted of 52 weeks ended December 27, 1998 and December 28, 1997, respectively.

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

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

2.   Summary Of Significant Accounting Policies, Continued:

     Furniture, Equipment And Improvements
     -------------------------------------

     Furniture, equipment and improvements are stated at cost.

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

     Goodwill
     --------

     Goodwill relates to the excess of cost over the fair value of the net assets of The Grill acquired in April 1996. Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization at December 27, 1998 was $16,388.

     Expendables
     -----------

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

     Liquor Licenses
     ---------------

     The cost of acquiring liquor licenses are capitalized at cost and are stated at the lower of cost or market.

     Preopening Costs
     ----------------

     Effective with fiscal year 1998, preopening costs are expensed as incurred. For fiscal year 1997 and prior years, preopening costs were deferred and amortized over the twelve-month period following restaurant openings.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

2.   Summary Of Significant Accounting Policies, Continued:

     Income Taxes
     ------------

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

     Advertising And Promotion Costs
     -------------------------------

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 27, 1998 and December 28, 1997 was $928,911 and $486,615,
     respectively.

     Reclassifications
     -----------------

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     Long-Lived Assets
     -----------------

     In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

2.   Summary Of Significant Accounting Policies, Continued:

     Stock-Based Compensation
     ------------------------

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, no compensation expense is recognized since the Company's stock option grants are generally priced at fair market value on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value based methodology for the financial accounting and reporting for stock-based employee compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123.

     Net Income Per Share
     --------------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 supersedes and simplifies the previous computational guidelines under APB Opinion No. 15, "Earnings Per Share." Among other changes, SFAS No. 128 eliminates the presentation of primary EPS and replaces it with basic EPS for which common stock equivalents are not considered in the computation. It also revises the computation of diluted EPS.

     Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the Treasury Stock method. Dilutive net income (loss) per share is not presented since all of the dilutive shares are antidilutive for the periods presented. Net income (loss) per share has also been adjusted to give effect to the deemed dividends.

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

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

2.   Summary Of Significant Accounting Policies, Continued:

     Fair Value Of Financial Instruments
     -----------------------------------

     SFAS No. 107, "Disclosure About Fair Value of Financial Instrument," requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all nonfinancial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

     Cash, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

     Recent Accounting Pronouncements
     --------------------------------

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Standard establishes guidelines for the reporting and display of comprehensive income and its components in financial statements. Disclosure of comprehensive income and its components was required beginning with the Company's fiscal year ending 1998. For the years ended December 27, 1998 and December 28, 1997, the Company had no comprehensive income components, as defined in SFAS No. 130.

     Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Standard requires that companies disclose "operating segments" based on the way management disaggregates the Company for making internal operating decisions. The new rules were effective for the Company's 1998 fiscal year-end. The adoption of this Standard did not have any impact on the Company's reporting of its segments.

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

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


2.   Summary Of Significant Accounting Policies, Continued:

     Recent Accounting Pronouncements, Continued

     During fiscal 1998, the Company elected early adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

3.   Furniture, Equipment And Improvements, Net:

     Furniture, equipment and improvements at December 27, 1998 and December 28, 1997 consisted of:

                                                     1998                 1997
                                                    ------               ------


Furniture, fixtures and equipment                $5,784,730          $4,239,213
Leasehold improvements                            6,810,264           5,744,800
Motor vehicle                                        22,577              22,577
Expendables                                         237,841             115,186
Construction-in-progress                                  -             218,902
                                                 ----------          -----------

Furniture, equipment and improvements            12,855,412          10,340,678


Less, Accumulated depreciation                   (4,513,075)         (4,277,546)
                                                 -----------         -----------

Furniture, equipment and improvements, net       $8,342,337          $6,063,132
                                                 ===========         ===========


4.   Debt:

     Debt at December 27, 1998 and December 28, 1997 is summarized as follows:


                                                                             1998                1997
                                                                            ------              ------

Note payable to bank under revolving credit agreement, expiring August 1,
2003, payable in sixty equal monthly installments starting September 1,
1998, plus interest.  Also available is $600,000 under a revolving line of credit expiring June 30, 1999 ($590,026 outstanding at December 27,
1998).  Interest is payable monthly at the Bank's Reference Rate (8% at
December 27, 1998) plus 0.25%.  The Company has the option of fixing the interest rate.  The note is collateralized by an interest in the assets of the Company.  In addition, two of the Company's principal stockholders have guaranteed the credit facility and it is their intention to continue guaranteeing the credit facility upon renewal.  In connection with this credit facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service cover requirements.  The credit agreement also contains a subjective acceleration clause and a
cross-default provision.                                                    $1,990,026        $1,226,688


                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

4.   Debt, Continued:


                                                                                  1998            1997
                                                                                 ------          ------

Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at 4.0%, due September 23,
2006.                                                                           $130,905         145,047


Note payable to lessor, uncollateralized, payable monthly, $1,435,
including interest at 10.0%, due April 30, 2013.                                 136,836         139,119

Note payable for equipment, payable monthly, $2,039, due December 8, 2001.        58,275               -

Note payable for equipment, payable monthly, $14,597, including interest
at 9.25%, due April 30, 2004.                                                    726,000               -

Note payable for automobile, payable monthly, $755, including interest at
2.9% due June 18, 1999.                                                            5,214          14,718
                                                                               ----------       ---------

                                                                               3,047,256       1,525,572

Less, Current portion of long-term debt                                          455,470         346,208

Less, Bank line of credit                                                        590,026         480,000
                                                                               ----------       ---------
         Long-term portion
                                                                              $2,001,760        $699,364
                                                                               ==========       =========

Principal maturities of long-term debt are as follows:

      Year Ending
      December 31,

         1999                                                        $455,470
         2000                                                         464,148
         2001                                                         475,293
         2002                                                         469,683
         2003                                                         384,568
         Thereafter                                                   208,068
                                                                    ---------
                  Total                                            $2,457,230
                                                                    =========

     Throughout fiscal year 1998, the Company was not in compliance with certain bank covenants and has received a waiver from the lender with respect to those instances of noncompliance. As of December 27, 1998, the Company was in compliance with all of its bank covenants.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


5.   Related Parties:

     Debt with related parties at December 27, 1998 and December 28, 1997 consisted of:

                                                                                        1998              1997
                                                                                       ------            ------


Uncollateralized note payable to shareholder, with interest payable at a
rate of 10% per annum.  The note payable and interest is due on July 1999.           $300,000               -


Uncollateralized subordinated note payable to shareholders, with interest payable at a rate of 7.0% per annum.  The note payable and interest is due
on December 26, 1999.                                                                  84,500         $84,500

Uncollateralized note payable to one of the shareholder's revocable trust
($500,000 original principal amount), with interest payable at a rate of 10.0%
per annum.  Management fees received by the Company from the management of the
Burbank Daily Grill are remitted as principal and interest payments.  As a result, the current portion at 1998 fiscal year-end is calculated based on projected 1999 results of operations of the restaurant.  The note payable
and interest is due on December 31, 2003.                                             466,038              -

Uncollateralized subordinated note payable to a member of the San Jose Grill LLC
($800,000 original principal amount), with interest payable annually at a rate of 10.0% per annum.  The note payable has no defined payment terms and is due in
January 2018. Substantially all operating cash flows from the limited liability company will be used to pay down the note prior to the distribution of funds to
the members.                                                                          700,000              -

Less, Current portion of notes payable - related parties                              624,500         84,500
                                                                                     ---------       ---------
         Long-term portion                                                           $926,038              -
                                                                                     =========       =========


     In 1997, the Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the note payable to the bank for collateralizing the note with their personal assets. Interest expense totalled $66,834 and $37,366 for fiscal years 1998 and 1997, respectively.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


5.   Related Parties, Continued:

     A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $244,000 for each of the fiscal years 1998 and 1997.

     The holder of all of the Company's preferred stocks is a part owner of the San Jose Fairmont Hotel, the site of the San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the management agreements entered into by the Company during 1998. Revenue related to this management agreement was $73,000 for fiscal year 1998.

     In August 1998, the Company entered into an agreement with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of the Company's restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. A portion of the management fees received by the Company as a result of the management agreements entered into with the assistance of HRP is payable to HRP. There were no fees paid related to this agreement for fiscal year 1998. The agreement also provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.


6.   Stockholders' Equity:

     In June 1996, the Board of Directors authorized and the Company completed an offering of $1.5 million of 1,500 shares of Series A, 10% Convertible Preferred Stock to an offshore investor. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $2.25 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price. During fiscal year 1996, 800 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 433,288 shares of common stock at an average price of $1.84 per share. During fiscal year 1997, all of the remaining 700 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 801,896 shares of common stock at an average price of $0.87 per share. In 1997, the Company paid $35,000 in dividends by issuing common stock, calculated based on the market rate at the issuance date, to the preferred shareholder. There were no accumulated dividends in arrears at December 27, 1998 and December 28, 1997.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

6.   Stockholders' Equity, Continued:


     In December 1996, the Board of Directors authorized and the Company completed an offering of $650,000 of 65 shares of Series B, 8% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and 181 or more days - 80%. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption; provided, however, that with respect to any preferred shares converted prior to 180 days after issuance, the dividend shall be reduced to 4%. During fiscal year 1997, 33 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 388,067 shares of common stock at an average price of $0.85 per share. During fiscal year 1998, all of the remaining 32 shares of Series B, 8% Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 318,560 shares of common stock at an average price of $1.00 per share. In 1998, the Company paid $26,840 in dividends by issuing common stock, calculated based on the market rate at the issuance date, to the preferred shareholder. The Company paid $9,689 and $8,473 in cash dividends during fiscal years 1998 and 1997, respectively. There were no accumulated dividends in arrears at December 27, 1998 and December 28, 1997.

     In June 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 750,000 five-year $2.00 warrants and 750,000 five-year $3.00 warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share. There were no conversions at December 27, 1998 and December 28, 1997.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

6.   Stockholders' Equity, Continued:

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of
     (i) $1.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 27, 1998.
     Accumulated dividends in arrears totalled $75,695 and $25,695 as of December 27, 1998 and December 28, 1997, respectively.

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

6.   Stockholders' Equity, Continued:

     Deemed Dividend
     ---------------

     In accordance with the recent position of the Securities and Exchange Commission regarding accounting for preferred stock which is convertible at a discount from market price for common stock, the Company has reflected, for purposes of presenting net income (loss) per share, an accounting "deemed dividend." This deemed dividend, which relates to the issuance of the preferred stock, is a noncash, nonrecurring amount for the purpose of presenting income (loss) applicable to common stock and income (loss) per share. This deemed dividend was calculated at the date of issue as the difference between the conversion price and the fair value of the common stock into which the preferred stock is convertible, multiplied by the number of shares into which the preferred stock convertible.

     Options
     -------

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan provides for options to be issued to the Company's employees. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five- to ten-year period.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


6.   Stockholders' Equity, Continued:

     Options, Continued
     -------

     A total of 1,500,000 common shares are reserved for issuance pursuant to the 1995 Plan. During the year, upon recommendation of the Compensation Committee, 20,000 options were granted under the 1995 Plan at $1.06. The 1995 Plan was approved at the 1996 annual stockholders' meeting. Transactions during the fiscal years 1998 and 1997 under the 1995 Plan were as follows (included in the following options are 40,000 shares from a discontinued plan):


                                                    1998                              1997
                                                           Weighted-                          Weighted-
                                                         Average Option                    Average Option
                                           Number          Exercise           Number          Exercise
                                         Of Shares          Price           Of Shares           Price
                                        -----------     ----------------   -----------    ----------------



Options outstanding at beginning of
year                                      1,426,100          $1.30          1,110,100          $1.37

Options granted - price less than fair
value                                             -              -             15,000           1.00

Options granted - price equals fair
value                                        20,000           1.06            383,500           1.06

Options granted - price greater than
fair value                                        -              -             33,500           1.17

Options exercised                                 -              -                  -              -
Options cancelled                          (165,000)          1.31           (116,000)          1.10
                                          ----------       --------         ----------        -------

Options outstanding at end of year        1,281,100          $1.31          1,426,100          $1.30
                                          ==========       ========         ==========        =======

Options exercisable at end of year          739,940                           665,520
Options available for grant at end of
year                                         93,900                           113,900


     The following table summarizes information about stock options outstanding at December 27, 1998 (shares in thousands):

                                            Options Outstanding                      Options Exercisable
                                ---------------------------------------------  ------------------------------
                                    Number         Weighted-                        Number
                                Outstanding At      Average        Weighted-     Outstanding At    Weighted-
            Range Of             December 27,     Remaining        Average       December 27,      Average
        Exercise Price               1998     Contractual Life  Exercise Price      1998        Exercise Price
       ----------------        -------------- ----------------  ---------------  -------------- --------------

$1.00 to $1.17                    434,000          7.4              $1.08           186,000          $1.09

$1.34 to $1.53                    847,100          4.9              $1.43           553,940          $1.42
                                 ---------                                         ---------

                                1,281,100                                           739,940
                                ==========                                         =========


                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

6.   Stockholders' Equity, Continued:

     Options, Continued
     -------

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1998 and 1997 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     1998              1997
                                                    ------            ------

          Net loss, as reported                 ($1,306,602)        ($757,102)
          Net loss, pro forma                   ($1,388,600)        ($803,869)
          Net loss per share, as reported            ($0.08)           ($0.05)
          Net loss per share, pro forma              ($0.09)           ($0.05)


     The fair value of each option grant issued in fiscal year 1998 and 1997 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 54.11% to 66.72%,
     (c) risk-free interest rates ranging from 4.69% to 6.45%, and (d) expected option lives of five years.

     In June 1998, the Company's shareholders adopted the Grill Concepts, Inc. 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan is similar in nature to the 1995 Plan. A total of 750,000 shares are reserved for issuance pursuant to the 1998 Plan. On December 31, 1998, the Company granted 345,000 options.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


7. Unusual Charges And Adoption Of Statement Of Position 98-5, "Reporting On The Costs Of Start-Up Activities"

     The Company recorded a charge to earnings of $450,513 for the write-off of the long-lived assets related to a Daily Grill restaurant and one of the Pizzeria Uno restaurants in 1998 in accordance with SFAS 121. The carrying values of the fixed assets were completely written off due to negative projected future cash flows pertaining to the two restaurants. The charge was recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1998. The write-off of the fixed assets of the two restaurants impacted the Company's reported results for fiscal 1998 by approximately $0.03 per basic share.

     The Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard, issued in 1998 by the AICPA, requires entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle was $70,281. This new accounting standard will accelerate the Company's recognition of preopening costs but will benefit the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,318, or $0.03 per basic share. This incremental impact has been included in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1998.


8.  Pension Plan:

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees of the Company to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years ended December 27, 1998 and December 28, 1997, the Company made no contributions to the Plan.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


9.  Commitments And Contingencies:

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

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

     Fiscal Year Ending
     ------------------


       1999                             $2,052,871
       2000                              1,935,823
       2001                              1,955,189
       2002                              1,886,002
       2003                              1,802,537
       Thereafter                        8,846,414
                                        -----------

                  Total                $18,478,836
                                        ===========

     Rent expense was $2,590,021 and $2,325,263 for fiscal years 1998 and 1997, respectively, including $171,955 and $139,087 for 1998 and 1997, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of stipulated amounts.

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

     The Company plans on five new restaurant openings during 1999. The restaurants will be structured as either joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


10.  Income Taxes:

     The provisions for income taxes for the fiscal years ended December 27, 1998 and December 28, 1997 are as follows:

                                                        1998           1997
                                                       ------         ------

     Current - federal                                    -              -
     Current - state                                $ 9,500         $5,000
                                                     -------        -------
                                                    $ 9,500         $5,000
                                                     =======        =======

     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                       1998         1997
                                                      ------       ------

Federal tax rate                                      (34.0%)       (34.0%)
Net operating loss for which no tax benefit was
realized                                               25.0%        23.0 %
Other                                                  10.0%        12.0 %
                                                     --------      -------

Effective tax rate                                      1.0%        1.0  %
                                                     ========      =======

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------


10.  Income Taxes, Continued:

     Deferred tax assets and liabilities consist of the following as of December 27, 1998 and December 28, 1997:

                                                      1998                 1997
                                                     ------               ------

Deferred tax assets:

         Net operating loss                      $1,435,707          $1,201,724
         Fixed assets                               883,183             219,105
         Preopening costs                           148,841                   -
         State taxes                                      -             198,376
         General business credit                    384,716             251,347
         Other                                       17,402              13,035
                                                 -----------          ----------

              Total gross deferred tax assets     2,869,849           1,883,587


Less, Valuation allowance                        (2,701,262)         (1,859,692)
                                                 -----------          ----------

              Net deferred tax assets               168,587              23,895


Deferred tax liabilities:

         Intangible assets                         (168,587)            (23,895)
                                                 -----------          ----------

              Net deferred tax assets
                           and liabilities        $       -           $       -
                                                 ===========          ==========


     At December 27, 1998, the Company has available federal and state net operating loss carryforwards of $3,430,222 and $2,694,320, respectively, that may be utilized to offset future federal and state taxable earnings. These net operating losses begin to expire in 2006 and 1998, respectively. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               ------------------

11.  New Openings:

     On December 31, 1998, the Company signed and executed a joint venture agreement with Universal Studios, Inc. to open a Daily Grill restaurant at Universal Studios CityWalk Hollywood, California.

     In connection with the building of a new restaurant in February 1999, the Grill on the Alley LLC ("Chicago LLC") was formed for the operation of a "The Grill" restaurant at the Chicago Westin Hotel in Chicago, Illinois. The Chicago LLC obtained a $1,699,000 senior convertible promissory note at a rate of 8% per annum, with quarterly payments to begin on April 1, 2000. The note will mature on October 1, 2009. The Company has guaranteed repayment of the loan to the Chicago LLC and issued 814,583 warrants to acquire common stock at $1.75 per share.

     In March 1999, the Company opened a Daily Grill restaurant in Salt Lake City, Utah. The Company plans to open another Daily Grill restaurant in April 1999 in Washington, D.C., which the Company will operate under a management agreement.


12.  Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly financial data for fiscal years 1998 and 1997 is as follows:

                                               March 29,     June 28,   September 27,  December 27,
         Quarter Ended                           1998          1998         1998            1998
        ---------------                       ----------    ----------  -------------- -------------


         Total revenues                      $8,361,241    $8,450,280    $8,641,440    $9,455,144

         Income (loss) from operations          101,180      (354,890)     (196,806)     (667,186)

         Net income (loss)                       60,861      (369,729)     (201,880)     (795,854)

         Basic net loss per share                 $0.00        ($0.02)       ($0.01)       ($0.05)


                                               March 30,      June 29,   September 28,  December 28,
         Quarter Ended                          1997           1997         1997           1997
        ---------------                      ----------     ----------  -------------- -------------

         Total revenues                      $7,140,720    $7,306,781    $7,066,991    $7,386,165

         Income (loss) from operations           70,174       (66,008)     (149,346)     (253,693)

         Net income (loss)                       74,613       (51,861)     (171,416)     (328,615)

         Basic net income (loss) per share        $0.00        ($0.01)       ($0.01)       ($0.02)
