Form 10-Q
period 1999-03-28
GRILL CONCEPTS INC
filed 1999-05-12
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from            to           .
                                           ---------     ---------

                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                         13-3319172
-------------------------------                 --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
       -------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 820-5559
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

     As of May 10, 1999, 16,015,553 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX


                                                                           Page
                                                                          Number
                                                                         -------
PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - March 28, 1999
            and December 27, 1998...........................................   1

            Consolidated Condensed Statements of Operations - For the three
            months ended March 28, 1999 and March 29, 1998..................   3

            Consolidated Condensed Statements of Cash Flows - For the three
            months ended March 28, 1999 and March 29, 1998..................   4

            Notes to Consolidated Condensed Financial Statements............   5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results  of Operations......................................   6

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   9

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................   9

SIGNATURES    ..............................................................  10

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                 March 28,         December 27,
                                                   1999                1998
                                                ------------       ------------
                                                (unaudited)



Current assets:
     Cash and cash equivalents                   $ 396,478           $  438,184
     Inventories                                   387,919              385,131
     Receivables                                   797,659              356,358
     Prepaid expenses                              665,491              884,602
                                                -----------          -----------
          Total current assets                   2,247,547            2,064,275
                                                -----------          -----------
Property and equipment, at cost                 13,090,808           12,855,412
     Less:  accumulated depreciation            (4,798,945)          (4,513,075)
                                                ------------         -----------
          Property and equipment, net            8,291,863            8,342,337
                                                ------------         -----------
Goodwill, net                                      227,441              229,441

Liquor licenses                                    641,603              641,603

Other assets                                        68,924              109,305
                                                ------------         -----------
          Total assets                         $11,477,378          $11,386,961
                                                ============         ===========



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             March 28,         December 27,
                                                               1999               1998
                                                            ----------         -----------

                                                            (unaudited)

Current liabilities:
     Bank line of credit                                $     600,000         $   590,026
     Accounts payable                                       1,397,803           1,648,465
     Accrued expenses                                       1,250,457           1,045,832
     Current portion of long term debt                        458,943             455,470
     Note payable - related party                             624,500             624,500
                                                           -----------         -----------
          Total current liabilities                         4,331,703           4,364,293

Long-term debt                                              1,915,202           2,001,760
Notes payable - related parties                               855,174             926,038
                                                           -----------         -----------
          Total liabilities                                 7,102,079           7,292,091
                                                           -----------         -----------
Minority interest                                             246,128             227,957

Stockholders' equity:

Series A, 10% Convertible Preferred Stock,
$.001 par value; 1,000,000 shares authorized,
none issued and outstanding in 1999 and 1998                       --                 --
Series  B, 8% Convertible Preferred Stock,
$.001 par value; 1,000,000 shares authorized,
none issued and outstanding in 1999 and 1998                       --                 --
Series I, Convertible Preferred Stock,
$.001 par value; 1,000,000 shares authorized,
1000 shares issued and outstanding in 1999 and 1998                 1                  1
Series II, 10% Convertible Preferred Stock, $.001 par
value; 1,000,000 shares, 500 shares issued and
outstanding in 1999 and  1998                                       1                  1
Common stock, $.00001 par value; 30,000,000 shares
authorized, 16,015,533 shares issued and outstanding in
1999 and 1998                                                     160                160

Additional paid-in capital                                 11,071,062         11,071,062

Accumulated deficit                                        (6,942,053)        (7,204,311)
                                                          ------------      -------------
          Stockholders' equity                              4,129,171          3,866,913
                                                          ------------      -------------
          Total liabilities and stockholders' equity    $  11,477,378      $  11,386,961
                                                          ============      =============





   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months Ended
                                                --------------------------------
                                                March 28, 1999    March 29, 1998
                                                --------------    --------------
Revenues:
    Sales                                        $  10,163,195     $  8,270,895
    Management and license fees                        124,847           90,346
                                                   -----------       -----------
              Total Revenues                        10,288,042        8,361,241

Cost of sales                                        2,815,682        2,203,050
                                                   -----------       -----------
Gross Profit                                         7,472,360        6,158,191
                                                   -----------       -----------
Costs and expenses:
    Restaurant operating expenses                    6,002,125        5,045,368
    General and administrative                         804,429          622,594
    Depreciation and amortization                      287,820          243,270
    Preopening cost                                         --           75,498
                                                   -----------       -----------
              Total operating expenses               7,094,374        5,986,730
                                                   -----------       -----------
Income from operations                                 377,986          171,461

Interest expense, net                                  (95,556)         (39,119)
                                                   -----------       -----------
Income before provision for income taxes and
     minority interest                                 282,430          132,342

Provision for income taxes                              (2,000)          (1,200)
Minority interest                                      (18,172)              --
                                                   -----------       -----------
Income before cumulative effect of change in
     accounting principle                              262,258          131,142

Cumulative effect of change in accounting
principle                                                   --           70,281

Net income                                           $ 262,258        $  60,861
                                                   -----------       -----------
Preferred stock:
    Preferred dividends accrued or paid                (12,500)         (22,328)
    Accounting deemed dividends                             --          (42,133)
                                                   -----------       -----------
                                                       (12,500)         (64,461)
Net income applicable to common stock               $  249,758        $  (3,600)
                                                   ===========       ===========
Net income per share
    Basic net income                                $     0.02        $    0.00
                                                   ===========       ===========
    Preferred Stock
         Dividends                                        0.00             0.00
         Accounting deemed dividends                      0.00             0.00
                                                   -----------       -----------
                                                          0.00             0.00
                                                   -----------       -----------
Basic net income applicable to common stock         $     0.02        $    0.00
                                                   -----------       -----------
Average weighted shares outstanding                 16,015,553       15,704,802
                                                   ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                  Three Months Ended
                                                             --------------------------------
                                                             March 28, 1999    March 29, 1998
                                                             --------------    --------------

Cash flows from operating activities:
     Net income                                              $  262,258         $    60,861
     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                           287,870             288,870
        Minority interest in net income                          18,172                  --
        Cumulative effect of change in accounting principle          --              70,281
        Changes in operating assets and liabilities
          Inventories                                            (2,788)              6,680
          Receivables                                          (441,302)             45,397
          Prepaid expenses                                      219,111            (137,642)
          Other assets                                           40,381              22,211
          Accounts payable                                     (250,662)           (317,178)
          Accrued liabilities                                   204,625             268,281
                                                              ----------         -----------
     Net cash provided by operating activities                  337,665             307,761
                                                              ----------         -----------
Cash flows from investing activities:
     Additions to furniture, equipment and improvements        (235,395)           (935,503)
                                                              ----------         -----------
     Net cash used in investing activities                     (235,395)           (935,503)
                                                              ----------         -----------
Cash flows from financing activities:
     Proceeds from note payable                                      --             800,000
     Proceeds from investment in L.L.C.                              --             199,800
     Proceeds from line of credit                                 9,974              55,000
     Payments on long-term debt                                (153,950)            (84,965)
                                                              ----------         -----------
     Net cash provided by financial activities                 (143,976)            969,835
                                                              ----------         -----------
Net increase (decrease) in cash and cash equivalents            (41,706)            342,093

Cash and cash equivalents, beginning of period                  438,184             272,567
                                                              ----------         -----------
Cash and cash equivalents, end of period                     $  396,478           $ 614,660
                                                              ==========         ===========
Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                                $109,941             $38,830
       Income taxes                                                  --                  --



        The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 27, 1998 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-KSB dated December 27, 1998. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 26, 1999.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   PREOPENING COSTS

     During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the Consolidated Statement of Operations for the three months ended March 29, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of the change in accounting principle.

3.   FUTURE ACCOUNTING REQUIREMENTS

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998.

Material Changes in Results of Operations for the Three Months Ended March 28, 1999 as Compared to the Three Months Ended March 29, 1998.

The results of operations for the three month period ended March 28, 1999 include the operations of nine Daily Grill restaurants; three Pizzeria Uno units; The Grill restaurant and the San Jose Grill restaurant. The results for the first three months of 1998 include eight Daily Grill restaurants, three Pizzeria Uno stores and The Grill.

The Company's revenues for the three month period increased 23.0% to $10,288,000 from $8,361,000 for the same period in 1998. Total revenues included $10,163,000 of sales revenues and $125,000 of management and licensing fees in 1999 as compared to $8,271,000 of sales revenues and $90,000 of management and licensing fees in 1998. The increase of $1.9 million, or 22.9%, in sales revenues is primarily a result of (1) added sales by the inclusion of the Tyson's Corner Daily Grill for the full three months ($0.7 million) and (2) a sales contribution of $1.0 million from the San Jose Grill. Additionally, same store sales increased 2.2%. Management and licensing fees during 1999 included (1) $100,000 of fees from a newly implemented hotel restaurant management service and (2) $25,000 of licensing and other fees from the LAX Daily Grill. Management and licensing fees during 1998 included (1) $65,000 of fees from hotel restaurant management services and (2) $25,000 of fees from the LAX Daily Grill.

While revenues increased by 23.0% in the 1999 three month period when compared with the similar period in 1998, cost of sales increased 27.8% and increased as a percentage of sales from 26.6% to 27.7%. This increase in cost of sales as a percentage of sales during the 1999 period is attributable principally to higher food costs associated with the San Jose Grill restaurant. As a result, gross profit increased 21.3% from $6,158,000 (74.5% of sales) in 1998 to $7,472,000
(73.5% of sales) in 1999.

Restaurant operating expenses increased 19% to $6,002,000 in 1999 from $5,045,000 in 1998. The dollar increase in restaurant operating expenses was primarily attributable to the operation of the new San Jose Grill and Tyson's Corner restaurants, which opened in May and October of 1998, respectively. However, restaurant operating expenses as a percentage of sales decreased from 61.0% in 1998 to 59.1% in 1999.

General and administrative expenses increased 29.2% to represent 7.9% of sales in the 1999 three months while amounting to 7.5% of sales in the 1998 period. The dollar increase in the corporate overhead category amounted to $182,000 and resulted primarily from added corporate personnel, merit increases and related payroll costs.

Depreciation and amortization expense increased by $45,000 during the 1999 three month period reflecting the operation of the Tyson's Corner and San Jose restaurants.

During fiscal 1998, the Company elected early adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires entities to expense start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. As a result of this early adoption, preopening costs for all periods presented herein reflect costs that were expensed as incurred. For the 1998 three month period, the Company incurred preopening costs of $75,000 compared to none in the 1999 reporting period. Although the Company had three restaurant openings during the 1999 three month period, all preopening costs were fully funded through landlord contributions, joint ventures, partnerships or a combination thereof.

Additionally, during the 1998 period, the Company reported a charge of $70,000 attributable to the cumulative effect of a change in accounting principle as a result of the early adoption of the SOP.

The 1999 three month operations also reflect a minority interest of $18,000 from the inclusion of the results of the San Jose Grill L.L.C.

The Company reported accrued or paid dividends on preferred stock of $12,500 during the current period and $22,000 during the same period in 1998. Additionally, in accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $42,000 during the three month period in 1998. The Company reported no similar "deemed dividend" in the current period. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 28, 1999 the Company had negative working capital of $2.1 million and a cash balance of $0.4 million compared to negative working capital of $2.3 million and a cash balance of $0.4 million at December 27, 1998. The favorable change in working capital was primarily attributable to the operating profit during the period along with an increase in receivables and accrued expenses and decreases in prepaid expenses and payables.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At March 28, 1999, the Company had existing bank borrowing of $1.9 million, a loan from a San Jose Grill L.L.C. member of $0.8 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.8 million, equipment loans of $0.8 million and loans/advances from a landlord and others of $0.1 million.

As of May 1, the Company had opened three Daily Grill restaurants in 1999, all of which are hotel-based managed facilities. In addition, the Company expects to open a non-hotel based Daily Grill restaurant in 1999, under a joint venture agreement. Finally, the Company expects to open a majority owned hotel-based Grill restaurnat in late 1999 or early 2000. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

The Company may enter into investment/loan arrangements in the future on terms similar to the San Jose Fairmont Grill and Chicago Westin Grill arrangements to provide for the funding of selected restaurants. Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital through additional bank borrowings, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard.

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

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 1999, as described above, and the various factors described in the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998, the following developments during the first half of this year may impact future operating results.

The Company's operations during 1999 are expected to reflect the opening during the last three quarters of a 50% owned restaurant in Universal Studios, California. In addition, pursuant ot the Company's hotel restaurant management agreement, the Company opened two hotel-based Daily Grill restaurants in the Spring of 1999 which had no material impact on operating results during the first quarter, and is scheduled to open a majority owned hotel-based Grill restaurant in late 1999 or early 2000.

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

Year 2000 Issue

The Company recognizes the need to ensure that its operations, as well as those of third parties with whom the Company conducts business, will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems through a combination of actions including the implementation of a new financial, payroll, human resources software package that is Year 2000 compliant and new hardware in both corporate headquarters and restaurants.


The corporate network of the Company's headquarters has been replaced with new hardware with a Windows NT software package. The Company is about to order a new accounting system software package which is Year 2000 compliant. Implementation is anticipated for May of 1999.

Each new restaurant has had new year 2000 compliant software installed with the new in restaurant point of sale and back office computer system.

The Company is evaluating the software currently being utilized in its 6 older restaurants. While we have received assurance from the software's supplier that such software is year 2000 compliant, we are investigating new more efficient software to replace the older software and expect a decision before the end of 1999.

The Company has incurred approximately $40,000 for the new corporate hardware and anticipates a cost of $60,000 for new corporate software.

New restaurant computer systems and software cost approximately $60,000 per restaurant. This is however a part of the initial capital contribution for new restaurants.

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

Item 3.  Quantative and Qualativie Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $2,000,000 revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $1,925,000 at March 28, 1999. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit No.         Description
          -----------         -----------
             27.1             Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRILL CONCEPTS, INC.


Dated:  May 12, 1999                   By:/s/  ROBERT SPIVAK
                                          ---------------------------------
                                          Robert Spivak, President and
                                          Chief Executive Officer


Dated:  May 12, 1999                   By:/s/  LAWRENCE L. BYER
                                          ---------------------------------
                                          Lawrence L. Byer, Controller and
                                          Principal Accounting Officer