Form 10-Q
period 1999-06-27
GRILL CONCEPTS INC
filed 1999-08-10
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 27,1999

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION  13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to       .
                                             ------   ------

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                            13-3319172
-------------------------------                   --------------------------
(State or other jurisdiction of                   (IRS Employer
 incorporation or organization)                    Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                -------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
     As of August 9, 1999, 4,003,888 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX



                                                                         Page
                                                                        Number
                                                                        ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Condensed Balance Sheets -
June 27, 1999 and December 27, 1998........................................ 1

Consolidated Condensed Statements of Operations -
For the three months and six months ended June
27, 1999 and June 28, 1998................................................. 3

Consolidated Condensed Statements of Cash Flows -
For the six months ended June 27, 1999 and
June 28, 1998.............................................................. 4

Notes to Consolidated Condensed Financial Statements....................... 5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................    6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....... 12

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............   13

Item 5.  Other Information..............................................   13

Item 6.  Exhibits and Reports on Form 8-K...............................   13

SIGNATURES..............................................................   14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                   June 27,         December 27,
                                                     1999              1998
                                                 ------------       ------------
                                                 (unaudited)
Current assets:
Cash and cash equivalents                         $ 533,257           $ 438,184
Inventories                                         462,432             385,131
Receivables                                         500,427             356,358
Prepaid expenses                                    894,829             884,602
                                                  ---------           ---------

Total current assets                              2,390,945           2,064,275
                                                  ---------           ---------

Property and equipment, at cost                  13,381,807          12,855,412
Less: accumulated depreciation                   (5,081,990)         (4,513,075)
                                                 ----------          ----------

Property and equipment, net                       8,299,817           8,342,337

Goodwill, net                                       225,441             229,441

Liquor licenses                                     641,603             641,603

Other assets                                         31,213             109,305
                                                 ----------          -----------
Total assets                                    $11,589,019          $11,386,961
                                                 ----------          -----------
                                                 ----------          -----------





              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                              June 27,           December 27,
                                                                1999                1998
                                                            -------------       -------------
Current liabilities:                                         (unaudited)

     Bank line of credit                                     $  600,000         $   590,026
     Accounts payable                                         1,626,433           1,648,465
     Accrued expenses                                         1,421,376           1,045,832
     Current portion of long term debt                          304,000             455,470
     Note payable - related party                               824,500             624,500
                                                             -----------        -----------
       Total current liabilities                              4,776,309           4,364,293

Long-term debt                                                1,945,023           2,001,760
Notes payable - related parties                                 372,556             926,038
                                                             ----------         -----------

       Total liabilities                                      7,093,888           7,292,091

Minority interest                                               256,146             227,957

Stockholders' equity:
  Series A, 10% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding in 1999 and 1998                    --                  --
  Series B, 8% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding in 1999 and 1998                    --                  --
  Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, 1,000 shares
     issued and outstanding in 1999 and 1998                          1                   1
  Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 1999 and 1998                          1                   1
  Common stock, $.00004 par value; 7,500,000 shares
     authorized, 4,003,883 shares issued and outstanding
     in 1999 and 1998                                               160                 160
Additional paid-in capital                                   11,071,062          11,071,062
Accumulated deficit                                          (6,832,239)         (7,204,311)
                                                             ----------         -----------

     Stockholders' equity                                     4,238,985           3,866,913
                                                             ----------         -----------

       Total liabilities, minority interest
          and stockholders' equity                          $11,589,019         $11,386,961
                                                             ----------         -----------
                                                             ----------         -----------


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Six Months Ended
                                                 ----------------------------     ---------------------------
                                               June 27, 1999     June 28, 1998   June 27, 1999    June 28, 1998
                                               -------------     -------------   -------------    -------------

Revenues:
     Sales                                       $9,455,959      $8,378,563        $19,619,154      $16,739,804
     Management and license fees                    111,464          71,715            236,311           71,715
                                                 ----------       ---------          ---------        ---------
       Total revenues                             9,567,423       8,450,278         19,855,465       16,811,519
Cost of sales                                     2,614,415       2,322,926          5,430,097        4,525,977
                                                 ----------       ---------          ---------        ---------
Gross profit                                      6,953,008       6,127,352         14,425,368       12,285,542

Costs and expenses:
     Restaurant operating expenses               5,639,126        5,167,635         11,641,226       10,213,003
     General and administrative                    797,473          620,005          1,601,902        1,242,599
     Depreciation and amortization                 283,045          277,370            570,865          520,640
     Preopening costs                                    -          417,232                  -          492,730
                                                 ---------        ---------           --------         --------
       Total operating expenses                  6,719,644        6,482,242         13,813,993       12,468,972
Income (loss) from operations                      233,364         (354,890)           611,375         (183,430)
Interest expense, net                              111,558          (45,642)           (207,114)         (84,760)
                                                 ---------        ---------           --------         --------
Income (loss) before provision  for
  income taxes and minority interest               121,806         (400,532)           404,261         (268,190)
Provision for income taxes                          (2,000)          (1,200)            (4,000)          (2,400)
Minority interest                                  (10,017)          32,003            (28,189)          32,003
                                                 ---------        ---------           --------         --------
Income (loss) before cumulative
   effect of change in accounting
   principle                                       109,789         (369,729)           372,072         (238,587)
Cumulative effect of change in
   accounting principle                                  -                -                  -           70,281
                                                 ---------        ---------           --------         --------
Net income (loss)                                 $109,789        ($369,729)          $372,072        ($308,868)
Preferred stock:
     Preferred dividends accrued or paid           (12,500)         (12,222)           (25,000)         (34,550)
     Accounting deemed dividends                         -          (40,744)                 -          (82,877)
                                                 ---------        ---------           --------         --------
                                                   (12,500)         (52,966)           (25,000)        (117,427)
                                                 ---------        ---------           --------         --------
Basic net income (loss) applicable to
 common stock                                      $97,289        ($422,695)          $347,072        ($426,295)
                                                 ---------        ---------           --------         --------
                                                 ---------        ---------           --------         --------
Net income (loss) per share
     Basic net income (loss)                        $ 0.02          ($ 0.10)            $ 0.09          ($ 0.08)
                                                 ---------        ---------           --------         --------
     Preferred stock
       Dividends                                   ($ 0.00)         ($ 0.00)           ($ 0.00)         ($ 0.01)
       Accounting deemed dividends                 ($   --)         ($ 0.01)           ($   --)         ($ 0.02)
                                                 ---------        ---------           --------         --------
                                                   ($ 0.00)         ($ 0.01)           ($ 0.00)         ($ 0.03)
                                                 ---------        ---------           --------         --------
Basic net income (loss) applicable to
 common stock                                       $ 0.02          ($ 0.11)            $ 0.09          ($ 0.11)
                                                 ---------        ---------           --------         --------
                                                 ---------        ---------           --------         --------
Average weighted shares outstanding              4,033,888        3,950,628          4,033,888        3,938,414
                                                 ---------        ---------           --------         --------
                                                 ---------        ---------           --------         --------


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended
                                                         -----------------------
                                                       June 27,         June 28,
                                                          1999            1998
                                                      ----------       ---------
Cash flows from operating activities:
 Net income (loss)                                    $ 372,072       ($308,868)
 Adjustments to reconcile net income to net cash
 provided by operating activities:
   Depreciation and amortization                        570,865         597,740
   Minority interest in net income                       28,189              --
   Cumulative effect of change in accounting principal       --          70,281
   Preopening costs                                          --         415,630
 Changes in operating assets and liabilities
   Inventories                                          (77,301)        (46,640)
   Receivables                                         (144,069)         34,790
   Prepaid expenses                                     (10,227)       (212,501)
   Other assets                                          78,092        (281,037)
   Accounts payable                                     (22,035)        (24,077)
   Accrued liabilities                                  375,545         123,397
                                                      ---------        ---------

 Net cash provided by operating activities            1,171,131         368,715
                                                      ---------        ---------
Cash flows from investing activities:
   Additions to furniture, equipment and improvements   524,346       1,911,599
                                                      ---------        ---------

 Net cash used in investing activities                  524,346       1,911,599
                                                      ---------        ---------

Cash flows from financing activities:
  Proceeds from note payable                                 --         800,000
  Proceeds from investment in L.L.C.                         --         299,700
  Proceeds from line of credit                            9,974         520,000
  Payments on long-term debt                           (561,686)       (176,189)
                                                      ---------        ---------

  Net cash provided by (used in) financial activities  (551,712)      1,443,511
                                                      ---------        ---------
Net increase (decrease) in cash and cash equivalents     95,073         (99,373)
Cash and cash equivalents, beginning of period          438,184         272,567
                                                      ---------        ---------
Cash and cash equivalents, end of period              $ 533,257        $173,194
                                                      ---------        ---------
                                                      ---------        ---------

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                         $ 157,151        $101,850
     Income taxes                                            --           3,400

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

2.       PREOPENING COSTS

During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the Consolidated Statement of Operations for the six months ended June 28, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of the change in accounting principle.

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

4.       SUBSEQUENT EVENT

On August 9, 1999, the Company effected a 1-for-4 reverse stock split of the Company's common stock. All share and per share data have been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                     Three Months Ended       Six Months Ended
                                     --------------------   --------------------
                                     June 27,   June 28,     June 27,  June 28,
                                       1999       1998         1999      1998
                                     --------   ---------   ---------  ---------
Revenues:
    Company restaurant sales             98.8 %      99.2 %    98.8 %     99.6 %
    Management and license fees           1.2          .8       1.2         .4
                                        -----       -----     -----      -----
    Total operating revenues            100.0 %     100.0 %   100.0 %    100.0 %
Cost of sales                            27.3        27.5      27.3       26.9
                                        -----       -----     -----      -----
Gross profit                             72.7        72.5      72.7       73.1
                                        -----       -----     -----      -----
Restaurant operating expense             58.9        61.2      58.6       60.8
General and administrative expense        8.3         7.3       8.1        7.4
Depreciation and amortization             3.0         3.3       2.9        3.1
Preopening costs                          0.0         6.4       0.0        2.9
                                        -----       -----     -----      -----
Total operating expenses                 70.2        76.7      69.6       74.2
                                        -----       -----     -----      -----
Operating income (loss)                   2.4        (4.2)      3.1       (1.1)
Interest expense, net                    (1.2)       (0.5)     (1.0)      (0.5)
                                        -----       -----     -----      -----
Income (loss) before taxes                1.3        (4.7)      2.0       (1.6)
Provision for taxes                       0.0         0.0       0.0        0.0
Minority interest                        (0.1)        0.4      (0.1)       0.2
Cumulative effect of change in
  accounting principle                    0.0         0.0       0.0        0.4
                                        -----       -----     -----      -----
Net income (loss)                         1.1%       (4.4)%     1.9%      (1.8)%
                                        -----       -----     -----      -----
                                        -----       -----     -----      -----

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                   Second Quarter      Year-to-date       Total open at
                                      Openings            Openings        End of Quarter
                                   --------------      --------------      --------------
                                  FY 1999  FY 1998    FY 1999   FY 1998   FY 1999  FY 1998
                                  -------  ------     -------   -------   -------  -------


Daily Grill restaurants:
    Company owned                    --       --       --          --         9        8
    Managed and/or licensed           1       --        3          --         3       --
Grill on the Alley restaurants:
    Company owned                    --       --       --           1         2        2
Pizza restaurants                    --       --       --          --         3        3
Other restaurants
    Managed and/or licensed          --       --       --           1         2        3
                                  -----     ----     ----        ----      ----     ----
Total                                --       --        3           1        19       16
                                  -----     ----     ----        ----      ----     ----
                                  -----     ----     ----        ----      ----     ----



                                       Three Months Ended               Six Months Ended
                                       ------------------               ----------------
                                     June 27,      June 28,         June 27,      June 28,
                                        1999          1998             1999          1998
                                      --------      --------         --------      --------



Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                       $   54,960   $   55,030     $   57,004     $   56,845
    Grill on the Alley                    66,915       68,467         71,071         70,110
    Pizza restaurants                     32,644       32,985         32,971         33,364

Change in comparable restaurant
   sales (1):
    Daily Grill                             --  %       10.7 %           1.2 %          8.6 %
    Grill on the Alley                      4.2 %        9.3 %           2.8 %          5.5 %
    Pizza restaurants                      (1.0)%        0.0 %          (1.2)%         (0.1)%

Total system revenues:
    Daily Grill                        $6,443,071   $5,722,821     $13,351,688    $11,823,745
     Grill on the Alley                 1,739,782    1,369,339       3,695,705      2,313,645
    Pizza restaurants                   1,273,106    1,286,403       2,571,761      2,602,414
    Management and license fees           111,464       71,715         236,311         71,715
                                        ---------    ---------      ----------      ---------
      Total                            $9,567,423   $8,450,278     $19,855,465    $16,811,519
                                        ---------    ---------      ----------      ---------
                                        ---------    ---------      ----------      ---------

-------------------
(1) When computing comparable restaurant sales, restaurants open for at least 18 months are compared from period to period.

Revenues

Revenues for the second quarter of fiscal 1999 increased to $9.6 million, 13.2 % over the $8.5 million generated for the same quarter of fiscal 1998. Revenues for the six months ended June 27, 1999 rose 18.1% to $19.8 million from the $16.8 million generated for the same period of fiscal 1998. Total revenues included $9.5 million of sales revenues and $111,000 of management and licensing fees for the 1999 quarter and $19.6 million of sales revenues and $236,000 of management and licensing fees for the first six months of 1999. This compares to $8.4 million of sales revenues and $72,000 of management and licensing fees for the 1998 quarter and $16.7 million of sales revenues and $72,000 of management and licensing fees for the first six months of 1998. The increase in sales revenues for both the quarter ($1.1 million, or 12.9%) and the six months ($2.9 million, or 17.2%) was primarily attributable to the San Jose Grill and the Tyson's, Virginia, Daily Grill being open for the full quarter and six months in 1999.

Same store sales (for restaurants open at least 18 months) increased 0.2% for the quarter and 1.0% for the six month period. The increase in management and licensing fees for both the quarter ($40,000, or 55%) and the six months ($165,000, or 130%) was primarily attributable to the managed restaurants being open for the full periods in 1999 while they were only included for two months of the second quarter in 1998.

Cost of Sales

Cost of sales increased by 12.5% for the quarter and 20.0% for the six months ended June 27, 1999 as compared to the same periods in 1998. As a percentage of sales revenues, cost of sales was 27.3% for the quarter and 27.3% for the six months as compared to 27.5% for the second quarter of 1998 and 27.0% for the year-to-date period in 1998. The increase in cost of sales as a percentage of sales during the 1999 six month period was primarily attributable to the inclusion of the San Jose Grill in 1999, which has a higher cost of sales percentage.

Restaurant Operating Expenses

Restaurant operating expenses increased by 9.1% for the quarter and 14.0% for the six months as compared to the same periods in 1998. The increase in restaurant operating expenses was primarily attributable to the new restaurants opened in the second and fourth quarters of 1998. As a percentage of total revenues, restaurant operating expenses totaled 58.9% for the 1999 quarter and 58.6% for the six months as compared to 61.2% for the quarter and 60.8% for the six month period in 1998. The decrease in restaurant operating expenses as a percentage of total revenues was attributable to improvement in payroll costs at the Daily Grills and Pizzeria Uno restaurants plus the inclusion of the San Jose Grill for the full 1999 periods; Grill restaurants typically having a lower payroll percentage. The increased management fees also favorably affected this expense percentage.

General and Administrative Expense

General and administrative expense increased 28.6% for the quarter and 28.9% for the six month period as compared to the same periods in 1998. As a percentage of total revenues, general and administrative expense totaled 8.3% for the quarter and 8.1% for the six month period as compared to 7.3% for the quarter and 7.4% for the six month period in 1998. The increase in total general and administrative expense during 1999 was primarily attributable to added corporate personnel, merit increases, related payroll costs and added recruiting costs for the new managed restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by 2.0% for the quarter and 9.6% for the six month period as compared to 1998. The small increase in depreciation and amortization expense was primarily attributable to the opening of two restaurants in 1998 offset by the write-off of fixed assets of two restaurants in the fourth quarter of 1998.

Unusual Charges and Cumulative Effect of Changes in Accounting Principle

During fiscal 1998, the Company elected early adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires entities to expense start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. As a result of this early adoption, preopening costs for all periods presented herein reflect costs that were expensed as incurred. The Company incurred preopening costs of $417,232 during the 1998 quarter and $492,730 during the 1998 year-to-date period compared to none in the 1999 quarter and year-to-date period. Although the Company had three restaurant openings during the 1999 six month period, all preopening costs were fully funded through landlord contributions, joint ventures, partnerships or a combination thereof.

Additionally, the Company reported a charge of $70,281 in the first quarter of 1998 and the 1998 year-to-date period attributable to the cumulative effect of a change in accounting principle as a result of the early adoption of the SOP.

Interest Expense, Net

Interest expense, net, increased by 144% during both the quarter and six month periods compared to the same periods in 1998. The increase in interest expense was primarily attributable to increased borrowing during 1998 for the opening of the San Jose Grill and the Tyson's, Virginia, Daily Grill.

Minority Interest

In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the company owns 50.05%. Construction of the restaurant has been funded by a capital contribution from the Company of $350,350 and by a capital contribution of $299,700 and an $800,000 loan from the minority interest member of the limited liability company. The consolidated financial statements include the accounts of the limited liability company.

The change in minority interest for both the quarter and six month periods was primarily attributable to the increase in revenues from the San Jose Grill which was open for the full 1999 periods.

Preferred Stock Dividends

The Company reported accrued or paid dividends on preferred stock of $12,500 during the quarter and $25,000 for the six month period compared to $12,222 during the quarter and $34,550 during the six month period in 1998. Additionally, in accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of $40,744 during the 1998 quarter and $82,877 during the 1998 year-to-date period. The Company reported no similar "deemed dividend" in 1999. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock.

Material Changes in Financial Condition, Liquidity and Capital Resources

At June 27, 1999 the Company had negative working capital of $2.4 million and a cash balance of $0.5 million compared to negative working capital of $2.3 million and a cash balance of $0.4 million at December 27, 1998. The negligible change in working capital was attributable to the operating profit during the period offset by a significant reduction in debt.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At June 27, 1999, the Company had existing bank borrowing of $1.9 million, a loan from a San Jose Grill L.L.C. member of $0.6 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.6 million, equipment loans of $0.7 million and loans/advances from a landlord of $0.1 million.

As of June 27, 1999, the Company had opened three Daily Grill restaurants in 1999, all of which are hotel-based managed facilities. In addition, the Company opened a non-hotel based Daily Grill restaurant on July 9, 1999, under a joint venture agreement. Finally, the Company expects to open a majority owned hotel-based Grill restaurant in early 2000. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be substantially less than the Company's cost to build and open non-hotel based restaurants.

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

The Company's operations during 1999 will reflect the opening during the last two quarters of a 50% owned restaurant in Universal Studios, California. In addition, pursuant to the Company's hotel restaurant management agreement, the Company opened three hotel-based Daily Grill restaurants in the Spring of 1999 which had no material impact on operating results during the first quarter, and is scheduled to open a majority owned hotel-based Grill restaurant in early 2000.

The Company has dropped its efforts to sell its Pizza Restaurants at the current time.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; or that additional hotels will elect to retain the Company's hotel restaurant management services.

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

The corporate network of the Company's headquarters has been replaced with new hardware with a Windows NT software package. The Company ordered a new accounting system software package which is Year 2000 compliant. The new accounting system was implemented in May of 1999.

Each new restaurant has had new year 2000 compliant software installed with a new in restaurant point of sale and back office computer system.

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

Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company. However, it is the Company's belief that all of its systems will be in full operation in adequate time to ensure the Company is fully operational in the third quarter of 1999. Beginning in calendar year 1999, if any current vendors are not Year 2000 compliant, the Company will identify alternative vendors who are Year 2000 compliant. As of August 1, 1999, the Company had surveyed more than half of its vendors and received assurances that they are currently, or are taking the necessary steps to become, Year 2000 compliant. The Company presently expects to have completed its survey of vendors by the end of the third quarter of 1999, or early in the fourth quarter of 1999 at which time arrangements will be made to secure alternative vendors which are Year 2000 compliant for current vendors who are not, at that time, Year 2000 compliant Should any part of the implementation by the Company or its vendors not function as anticipated, the Company believes that it has ample time to develop contingency plans to ensure Company operations will not be materially affected.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $2,100,000 revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit
Facility totaled $1,875,000 at June 27, 1999. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On June 17, 1999, an annual meeting of shareholders of Grill Concepts, Inc. was held.

(b) The following directors were elected (by the vote indicated) at such meeting:

Robert Wechsler     14,388,674     For  205,001   Against   14,091    Abstain
Michael Weinstock   14,593,675     For        0   Against   14,091    Abstain
Richard Shapiro     14,593,675     For        0   Against   14,091    Abstain
Charles Frank       14,357,675     For  200,000   Against   20,091    Abstain
Glenn Golenberg     14,592,325     For    1,350   Against   14,091    Abstain
Peter Balas         14,392,675     For  201,000   Against   14,091    Abstain
Robert Spivak       14,593,675     For        0   Against   14,091    Abstain

c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

     (i) Approval of a proposal to authorize the board of directors to carry out a reverse stock split, if necessary to assure continued listing on Nasdaq (14,209,466 For, 377,761 Against, 20,539 Abstain)

     (ii) Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants (14,499,412 For, 17,598 Against, 90,756 Abstain)

Item 5. Other Information

     On August 9, 1999, the Company effected a 1-for-4 reverse stock split.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibits        Description
     --------        -----------

        3            Certificate of Amendment to Certificate of Incorporation
       27            Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRILL CONCEPTS, INC.


Dated: August 9, 1999                    By: /s/ Robert Spivak
                                            ----------------------------------
                                             Robert Spivak, President
                                             and Chief Executive Officer



Dated: August 9, 1999                    By: /s/ Lawrence Byer
                                            ----------------------------------
                                             Lawrence Byer, Controller and
                                             Principal Accounting Officer