Form 10-Q
period 1999-09-26
GRILL CONCEPTS INC
filed 1999-11-12
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26,1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                           13-3319172
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
     -----------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
               ---------------------------------------------------
              (Registrant's telephone number, including area code)


             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 5, 1999, 4,003,888 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                           Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           September 26, 1999 and December 27, 1998.........................  1

         Consolidated Condensed Statements of Operations -
           For the three months and nine months ended September
           26, 1999 and September 27, 1998..................................  3

         Consolidated Condensed Statements of Cash Flows -
           For the nine months ended September 26, 1999 and
           September 27, 1998...............................................  4

         Notes to Consolidated Condensed Financial Statements...............  5

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 13

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................... 13

SIGNATURES.................................................................. 14

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                 September 26,      December 27,
                                                     1999               1998
                                                  -----------       -----------
                                                  (unaudited)
Current assets:
     Cash and cash equivalents                    $ 249,215         $ 438,184
     Inventories                                     476,634          385,131
     Receivables                                     893,545          356,358
     Prepaid expenses                                876,515          884,602
                                                 -----------      ------------
       Total current assets                        2,495,909        2,064,275
                                                 -----------      ------------
Property and equipment, at cost                   13,623,892       12,855,412
     Less:  accumulated depreciation              (5,422,313)      (4,513,075)
                                                 -----------      ------------
       Property and equipment, net                 8,201,579        8,342,337

Goodwill, net                                        223,295          229,441

Liquor licenses                                      645,539          641,603

Other assets                                          54,970          109,305
                                                 -----------      ------------
       Total assets                            $  11,621,292      $11,386,961
                                                 ===========      ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                                   September 26,     December 27,
                                                                       1999             1998
                                                                   -----------      ------------

Current liabilities:                                               (unaudited)
     Bank line of credit                                        $    825,000        $   590,026
     Accounts payable                                              1,855,868          1,648,465
     Accrued expenses                                              1,440,406          1,045,832
     Current portion of long term debt                               511,672            455,470
     Note payable - related party                                    594,500            624,500
       Total current liabilities                                   5,227,446          4,364,293

Long-term debt                                                     1,789,226          2,001,760
Notes payable - related parties                                      352,529            926,038
                                                                  -----------      ------------
       Total liabilities                                           7,369,201          7,292,091

Minority interest                                                    224,574            227,957

Stockholders' equity:
  Series A, 10% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding in 1999 and 1998                         --                 --
  Series B, 8% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares authorized,
     none issued and outstanding in 1999 and 1998                         --                 --
  Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, 1,000 shares
     issued and outstanding in 1999 and 1998                               1                  1
  Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 1999 and 1998                               1                  1
  Common stock, $.00004 par value; 7,500,000 shares
     authorized, 4,003,888 shares issued and outstanding
     in 1999 and 1998                                                    160                160
Additional paid-in capital                                        11,071,062         11,071,062
Accumulated deficit                                               (7,043,707)        (7,204,311)
                                                                  -----------      ------------
     Stockholders' equity                                          4,027,517          3,866,913
                                                                  -----------      ------------
       Total liabilities, minority interest
          and stockholders' equity                               $11,621,292        $11,386,961
                                                                  ===========      ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended                Nine Months Ended
                                              September 26,   September 27,    September 26,  September 27,
                                                 1999                 1998             1999            1998
                                              --------------  --------------   -------------   -------------

Revenues:
     Sales                                      $8,962,886       $8,354,440      $28,582,040      $25,094,244
     Management and license fees                   138,811          287,000          375,122          358,715
                                                ----------       ----------      -----------      -----------
        Total revenues                           9,101,697        8,641,440       28,957,162       25,452,959
Cost of sales                                    2,551,057        2,424,390        7,981,154        6,950,367
                                                ----------       ----------      -----------      -----------
Gross profit                                     6,550,640        6,217,050       20,976,008       18,502,592
                                                ----------       ----------      -----------      -----------

Costs and expenses:
     Restaurant operating expenses               5,431,627        5,302,029       17,072,853       15,515,032
     General and administrative                    762,552          654,037        2,364,454        1,896,636
     Depreciation and amortization                 348,251          272,545          919,116          793,185
     Preopening costs                                   -           185,245                -          677,975
                                                ----------       ----------      -----------      -----------
       Total operating expenses                  6,542,430        6,413,856       20,356,423       18,882,828
                                                ----------       ----------      -----------      -----------

Income (loss) from operations                        8,210       (  196,806)         619,585         (380,236)
Interest expense, net                             (169,871)         (53,255)        (376,985)        (138,015)
                                                ----------       ----------      -----------      -----------
Income (loss) before provision for
  income taxes, equity in loss
  of joint venture and minority interest          (161,661)        (250,061)         242,600         (518,251)
Provision for income taxes                          (2,000)          (1,200)          (6,000)          (3,600)
Equity in (loss) of joint venture                  (80,379)               -          (80,379)              -
Minority interest                                   32,572           49,381            4,383           81,384
                                                ----------       ----------      -----------      -----------
Income (loss) before cumulative effect
   of change in accounting principle              (211,468)        (201,880)         160,604         (440,467)
Cumulative effect of change in
   accounting principle                                  -                -                -          (70,281)
                                                ----------       ----------      -----------      -----------
Net income (loss)                                $(211,468)       $(201,880)        $160,604        $(510,748)
                                                ----------       ----------      -----------      -----------
Preferred stock:
     Preferred dividends accrued or paid           (12,500)              (-)         (37,500)         (34,550)
     Accounting deemed dividends                       -                  -                -          (82,877)
                                                ----------       ----------      -----------      -----------
                                                   (12,500)              (-)         (37,500)        (117,427)
                                                ----------       ----------      -----------      -----------
Basic net income (loss) applicable to
 common stock                                    $(223,968)       $(201,880)        $123,104        $(628,175)
                                                ==========       ==========      ===========      ===========
Net income (loss) per share
     Basic net income (loss)                       $ (0.05)          $(0.05)        $   0.04          $ (0.13)
                                                ----------       ----------      -----------      -----------
     Preferred stock
       Dividends                                   $ (0.01)             ($-)          ($0.01)         ($ 0.01)
       Accounting deemed dividends                 $    (-)             ($-)       $      (-)         ($ 0.02)
                                                ----------       ----------      -----------      -----------
                                                   $ (0.01)             ($-)          ($0.01)         ($ 0.03)
                                                ----------       ----------      -----------      -----------
Basic net income (loss) applicable to
 common stock                                      ($ 0.06)         ($ 0.05)          $ 0.03          ($ 0.16)
                                                ==========       ==========      ===========      ===========
Average weighted shares outstanding              4,003,888        4,003,888        4,003,888        3,960,239
                                                ==========       ==========      ===========      ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Nine Months Ended
                                                                       September 26,     September 27,
                                                                           1999              1998
                                                                       --------------   ---------------

Cash flows from operating activities:
     Net income (loss)                                                    $160,604         $ (510,748)
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                     919,116            793,185
         Equity in (loss) of joint venture                                  80,379                 -
         Minority interest in net (loss)                                    (4,383)          ( 81,384)
         Cumulative effect of change in accounting principal                    -              70,281
     Changes in operating assets and liabilities
         Inventories                                                       (91,503)          ( 54,113)
         Receivables                                                      (537,187)          ( 79,694)
         Prepaid expenses                                                    8,087           (265,253)
         Other assets                                                       49,894             (5,403)
         Accounts payable                                                  207,403            382,257
         Accrued liabilities                                               394,574            516,372
                                                                         -----------      ------------
     Net cash provided by operating activities                           1,186,984            765,500
                                                                         -----------      ------------
Cash flows from investing activities:
     Investment in joint venture                                           (83,606)                -
     Additions to furniture, equipment and improvements                   (768,480)       ( 2,244,530)
                                                                         -----------      ------------
     Net cash (used) in investing activities                              (852,086)       ( 2,244,530)
                                                                         -----------      ------------
Cash flows from financing activities:
     Proceeds from note payable                                                 -             800,000
     Proceeds from investment in L.L.C.                                    210,052            349,650
     Proceeds from line of credit                                          234,974            120,000
     Increase in bank term loan                                                 -             580,000
     Payments on bank loans                                               (365,384)                -
     Payments on related party debt                                       (603,509)          (195,176)
                                                                         -----------      ------------
     Net cash provided by (used in) financial activities                  (523,867)         1,654,474
                                                                         -----------      ------------
Net increase (decrease) in cash and cash equivalents                      (188,969)           175,444
Cash and cash equivalents, beginning of period                             438,184            272,567
                                                                         -----------      ------------
Cash and cash equivalents, end of period                                 $ 249,215          $ 448,011
                                                                         ===========      ============
Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                        $ 316,293          $ 101,850
         Income taxes                                                    $       -          $   3,400


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

2.   PREOPENING COSTS

     During fiscal 1998, the Company elected early adoption of AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires most entities to expense all start-up and preopening costs as they are incurred. Preopening costs for all periods presented herein reflect costs that were expensed as incurred. In addition, the Consolidated Statement of Operations for the nine months ended September 27, 1998 has been restated to reflect, as a one-time charge, the cumulative effect of the change in accounting principle.

3.   FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001, as amended by SFAS No.137 in June 1999. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

4.   REVERSE STOCK SPLIT

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


                                       Three Months Ended            Nine Months Ended
                                     September     September       September      September
                                     26, 1999       27, 1998        26, 1999       27, 1998

Revenues:
    Company restaurant sales          98.5%           96.7%           98.7%          98.6%
    Management and license fees        1.5             3.3             1.3            1.4
    Total operating revenues         100.0%          100.0%          100.0%         100.0%
Cost of sales                         28.0            28.1             27.6          27.3
Gross profit                          72.0            71.9             72.4          72.7
Restaurant operating expense          59.7            61.4             59.7          61.0
General and administrative expense     8.4             7.6              7.4           7.5
Depreciation and amortization          3.8             3.2              3.2           3.1
Preopening costs                       0.0             2.1              0.0           2.7
    Total operating expenses          71.9            74.2             70.3          74.2
Operating income (loss)                0.1            (2.3)             2.1          (1.5)
Interest expense, net                 (1.9)           (0.6)            (1.3)         (0.5)
Income (loss) before taxes            (2.3)           (2.9)             0.6          (2.0)
Provision for taxes                    0.0             0.0              0.0           0.0
Equity in loss of joint venture        0.9             0.0              0.3           0.0
Minority interest                      0.4             0.6              0.0           0.3
Cumulative effect of change in
  accounting principle                 0.0             0.0              0.0          (0.3)
Net income (loss)                     (2.3)%          (2.3)%            0.6%         (2.0)%


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                              Third Quarter       Year-to-date      Total open at
                                                Openings           Openings        End of Quarter
                                          FY 1999   FY 1998    FY 1999   FY 1998  FY 1999    FY 1998

Daily Grill restaurants:
    Company owned                           1           -         1          -       10           8
    Managed and/or licensed                 -           -         3          -        3           -
Grill on the Alley restaurants:             -           -         -          1        2           2
    Company owned
Pizza restaurants                           -           -         -          -        3           3
Other restaurants
    Managed and/or licensed                 -           -         -          1        2           2
                                        -------      --------   -------   -------  ------      -------
Total                                       1           -         4          2       20          15
                                        =======      ========   =======   =======  ======      =======


                                                    Three Months Ended             Nine Months Ended
                                                 September     September        September    September
                                                  26, 1999      27, 1998        26, 1999     27, 1998

Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                                 $ 52,655         $ 51,768      $ 55,466         $ 55,153
    Grill on the Alley                          $ 63,484         $ 64,531      $ 68,542         $ 67,652
    Pizza restaurants                           $ 32,261         $ 33,150      $ 32,735         $ 33,293

Change in comparable restaurant
   sales (1):
    Daily Grill                                   (1.0) %            4.7 %         0.5  %            7.4 %
    Grill on the Alley                            (1.6) %            5.8 %         3.2  %            5.6 %
    Pizza restaurants                             (1.7) %            0.7 %        (2.7) %            2.2 %

Total system revenues:
    Daily Grill                               $ 6,052,856      $ 5,383,857    $19,404,544     $ 17,207,602
    Grill on the Alley                          1,651,844        1,677,722      5,347,549        3,991,367
Pizza restaurants                               1,258,186        1,292,861      3,829,947        3,895,275
Management and license fees                       138,811          287,000        375,122          358,715

Total                                         $ 9,101,697      $ 8,641,440   $ 28,957,162     $ 25,452,959

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Revenues

Revenues for the third quarter of fiscal 1999 increased to $9.1 million, 5.3% over the $8.6 million generated for the same quarter of fiscal 1998. Revenues for the nine months ended September 26, 1999 rose 13.8% to $29.0 million from the $25.5 million generated for the same period of fiscal 1998. Total revenues included $9.0 million of sales revenues and $0.1 million of management and licensing fees for the 1999 quarter and $28.6 million of sales revenues and $0.4 million of management and licensing fees for the first nine months of 1999. This compares to $8.3 million of sales revenues and $0.3 million of management and licensing fees for the 1998 quarter and $25.1 million of sales revenues and $0.4 million of management and licensing fees for the first nine months of 1998. The increase in sales revenues for both the quarter ($0.6 million, or 7.3%) and the nine months ($3.5 million, or 13.9%) was primarily attributable to the Tyson's Daily Grill being open for the full quarter and nine months in 1999 and to the San Jose Grill being open the full nine month period in 1999 while in 1998 it was open only five of the nine months.

Same store sales (for restaurants open at least 12 months) decreased 1.4% for the quarter and increased 0.5% for the nine month period. Excluding a one time gain ($206,000) from the sale of the LAX Daily Grill in the third quarter of 1998, management and licensing fees increased for both the quarter ($68,000, or 96%) and the nine months ($222,000, or 145%). For the quarter, fees from managed restaurants were higher due to higher sales at restaurants and the addition of management fees from the Universal Citywalk Daily Grill which opened in July, 1999. Managed restaurants, other than Citywalk, were open for the full nine month period in 1999 while they were only open for five months during the nine month period in 1998.

Cost of Sales

Cost of sales increased by 5.2% for the quarter and 14.8% for the nine months ended September 26, 1999 as compared to the same periods in 1998. As a percentage of total revenues cost of sales was 28.0% for the quarter and 27.6% for the nine months as compared to 28.1% for the third quarter of 1998 and 27.3% for the nine month period in 1998. The increase in cost of sales as a percentage of sales during the nine month 1999 period was primarily attributable to the inclusion of the San Jose Grill in 1999, which has a higher cost of sales percentage. For the quarter the cost of sales percentage compares favorably.

Restaurant Operating Expenses

Restaurant operating expenses increased by 2.4% for the quarter and 11.5% for the nine months as compared to the same periods in 1998. The increase in restaurant operating expenses was primarily attributable to the new restaurants opened in the second and fourth quarters of 1998. As a percentage of total revenues, restaurant operating expenses totaled 59.7% for both the 1999 quarter and nine months as compared to 61.4% for the quarter and 61.0% for the nine month period in 1998. The decrease in restaurant operating expenses as a percentage of total revenues was attributable to improvement in payroll costs at the Daily Grills and Pizzeria Uno restaurants plus the inclusion of the San Jose Grill for the full nine months in 1999 compared with only five months of 1998; Grill restaurants typically having a lower payroll percentage. The increased management fees also favorably affected this expense percentage. General and Administrative Expense

General and Administrative Expense

General and administrative expense increased 16.6% for the quarter and 13.1% for the nine month period as compared to the same periods in 1998. As a percentage of total revenues, general and administrative expense totaled 8.4% for the quarter and 7.4% for the nine month period as compared to 7.6% for the quarter and 7.5% for the nine month period in 1998. The increase in total general and administrative expense during 1999 was primarily attributable to added corporate personnel, merit increases, related payroll costs and added recruiting costs for new restaurants.

Depreciation and Amortization

Depreciation and amortization expense increased by 16.6% for the quarter and 13.1% for the nine month period as compared to 1998. The increase in depreciation and amortization expense was primarily attributable to the opening of two restaurants in 1998 and depreciation of the Burbank managed restaurant which was remodeled into a Daily Grill in late 1998.

Unusual Charges and Cumulative Effect of Changes in Accounting Principle

During fiscal 1998, the Company elected early adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires entities to expense start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. As a result of this early adoption, preopening costs for all periods presented herein reflect costs that were expensed as incurred. The Company incurred preopening costs of $185,245 during the 1998 quarter and $677,975 during the 1998 nine month period compared to none in the 1999 quarter and nine month period. Although the Company had four restaurant openings during the 1999 nine month period, all preopening costs were fully funded through landlord contributions, joint ventures, partnerships or a combination thereof.

Additionally, the Company reported a charge of $70,281 in the first quarter of 1998 and the 1998 year-to-date period attributable to the cumulative effect of a change in accounting principle as a result of the early adoption of the SOP.

Interest Expense, Net

Interest expense, net, increased by 219% during the quarter and 173% during the nine month periods compared to the same periods in 1998. The increase in interest expense was primarily attributable to increased borrowing during 1998 for the opening of the San Jose Grill and the Tyson's Daily Grill. Interest also includes a charge for interest in connection with the construction of a Grill on the Alley in Chicago which is scheduled for opening in mid-2000.

Equity in loss of Joint Venture

The equity in loss of the joint venture relates to the Company's investment in a joint venture which operates the Daily Grill at the Universal Studios CityWalk. The loss is attributable to preopening expenses incurred to open the restaurant in July 1999.

Minority Interest

The change in minority interest for both the quarter and six month periods was primarily attributable to the increase in revenues from the San Jose Grill which was open for the full 1999 periods offset by a minority interest credit for the activity of the Chicago Grill on the Alley joint venture.

Preferred Stock Dividends

The Company reported accrued or paid dividends on preferred stock of $12,500 during the quarter and $37,500 for the nine month period compared to $0 during the quarter and $34,550 during the nine month period in 1998. Additionally, in accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of $0 during the 1998 quarter and $82,877 during the 1998 year-to-date period. The Company reported no similar "deemed dividend" in 1999. The "deemed dividend," which relates to the issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry which, along with the accrued dividends on preferred stock, is a deduction from net income in calculating income (loss) applicable to common stock.

Material Changes in Financial Condition, Liquidity and Capital Resources

At September 26, 1999 the Company had negative working capital of $2.6 million and a cash balance of $0.2 million compared to negative working capital of $2.3 million and a cash balance of $0.4 million at December 27, 1998. The change in working capital was primarily attributable to the repayment of debt during the nine months ended September 29, 1999.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At September 26, 1999, the Company had existing bank borrowing of $2.0 million, a loan from a San Jose Grill L.L.C. member of $0.5 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.2 million, equipment loans of $1.0 million, a loan from the Chicago Grill partners of $0.2 million and loans/advances from a landlord of $0.1 million.

As of September 26, 1999, the Company had opened three hotel-based managed Daily Grill restaurants in 1999. In addition, the Company opened a non-hotel based Daily Grill restaurant on July 9, 1999, under a joint venture agreement. Finally, the Company expects to open a majority owned hotel-based Grill restaurant in early 2000. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be substantially less than the Company's cost to build and open non-hotel based restaurants.

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

Future Accounting Requirements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001, as amended by SFAS No. 137 in June 1999. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 1999, as described above, and the various factors described in the Company's Annual Report on Form 10-KSB for the year ended December 27, 1998, the following developments during the first nine months of this year may impact future operating results.

On November 8, 1999 the Company entered into a preliminary agreement with Sunstone Hotel Properties, the owner of the Salt Lake City Hilton, to close the Daily Grill Salt Lake City. Effective Monday, November 16, 1999 the Company will cease to operate the restaurant. In connection with the closing of the Salt Lake City Daily Grill, it was mutually agreed between Sunstone Hotel Properties, the owner of The Kahler Hotel, and the Company to not proceed with the opening of Daily Grill in The Kahler Hotel, Rochester, Minnesota.

The Company's operations during the last two quarters of 1999 will reflect the addition of a 50% owned non-consolidated restaurant in Universal Studios, California. In addition, pursuant to the Company's hotel restaurant management agreement, the Company opened three hotel-based Daily Grill restaurants in the Spring of 1999 and is scheduled to open a majority owned hotel-based Grill restaurant in early 2000.

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

The Company has evaluated the software currently being utilized in its 6 older restaurants. While we have received assurance from the software's supplier that such software is year 2000 compliant, we expect to incur approximately $250,000 during the fourth quarter of 1999 for the purchase of new more efficient software and hardware. The purchase is expected to be financed over a five year period.

The Company has incurred approximately $40,000 for the new corporate hardware and $60,000 for new corporate software.

New restaurant computer systems and software cost approximately $60,000 per restaurant. This is however a part of the initial capital contribution for new restaurants.

Regarding the Year 2000 issue, the greatest risk to the Company is that the systems placed in service by the Company itself and/or its vendors will not be fully operational by the end of calendar year 1999. This could adversely impact the day to day operations of the Company. However, all of the Company's systems were fully operational in the third quarter of 1999. The Company continues to assess the Y2K readiness of its key suppliers and business partners in an effort to ensure the adequacy of product, supplies and resources. This includes a review of and direct communication with the majority of its product vendors and key suppliers. Based on the responses received from our product vendors and key suppliers, the Company is taking the steps necessary to minimize the effect, if any, on its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $2,100,000 revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $1,975,000 at September 26, 1999. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.


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

                                                     GRILL CONCEPTS, INC.


Dated: November 10, 1999                    By:  /s/ Robert Spivak
                                                 Robert Spivak, President
                                                 and Chief Executive Officer

Dated: November 10, 1999                    By:  /s/ Lawrence Byer
                                                 Lawrence Byer, Controller and
                                                 Principal Accounting Officer