Form 10-K405
period 1999-12-26
GRILL CONCEPTS INC
filed 2000-04-10
CIK 895041

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 26, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________.

                          Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                   13-3319172
--------------------------------       ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


       11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
       -----------------------------------------------------------------
              (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

       Title of Each Class           Name of Each Exchange on Which Registered
---------------------------------    ------------------------------------------
              None                                      None


Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $.00004 par value
                 ----------------------------------------------------------
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     4,003,738 shares of common stock of the Registrant were outstanding as of March 15, 2000. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the NASDAQ Small-Cap Market, was approximately $5,129,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 26, 1999 are incorporated by reference into Part III.

                               TABLE OF CONTENTS

                                                                             Page
                                                                             ----
PART I

     ITEM 1.   BUSINESS.....................................................  1
     ITEM 2.   PROPERTIES................................................... 15
     ITEM 3.   LEGAL PROCEEDINGS............................................ 15
     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE
                      OF SECURITY HOLDERS................................... 15

PART II

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
                      AND RELATED STOCKHOLDER MATTERS....................... 16
     ITEM 6.   SELECTED FINANCIAL DATA...................................... 17
     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS......... 19
     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE
                      ABOUT MARKET RISK..................................... 29
     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................. 29
     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                      ON ACCOUNTING AND FINANCIAL DISCLOSURE................ 29

PART III

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........... 30
     ITEM 11.  EXECUTIVE COMPENSATION....................................... 30
     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT................................. 30
     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............... 30

PART IV

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                      AND REPORTS ON FORM 8-K............................... 31

SIGNATURES

                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 31 of this Form 10-K.

ITEM 1.   BUSINESS

General

     Grill Concepts, Inc. and its subsidiaries (the "Company") develop and operate casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." In addition, the Company owns and operates, or has management or licensing agreements with respect to, other restaurant properties.

     The Company was incorporated under the laws of the State of Delaware in November of 1985 to acquire and operate franchised Pizzeria Uno restaurants. Since its acquisition of Grill Concepts, Inc., a California corporation ("GCI"), in March of 1995, the Company has focused principally on the expansion of the "Daily Grill" restaurant format of GCI.

     At December 26, 1999, the Company owned and operated fifteen restaurants and managed or licensed four additional restaurants, consisting of ten Daily Grill restaurants, three Pizzeria Uno Restaurants, and two The Grill on the Alley restaurants which are owned and operated by the Company, two Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and one Daily Grill restaurant which is licensed by the Company. With the exception of (1) The Grill on the Alley restaurant located in the San Jose Fairmont Hotel, which is operated by a partnership in which the Company has a 50.05% interest, and (2) the Daily Grill at Universal Studios, which is operated by a partnership in which the Company has a 50% interest, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 26, 1999 were solely owned and operated on a non-franchise basis by the Company. The three Pizzeria Uno Restaurants are operated pursuant to franchise agreements.

     During 1999, the Company (1) opened a new Daily Grill restaurant in Universal Studios, California, (2) converted a managed restaurant in the Burbank Hilton Hotel to a Daily Grill format, (3) began management of a Daily Grill in the Georgetown Inn, and (4) began, and subsequently terminated, management of a Daily Grill restaurant in the Salt Lake City Hilton.

     During 1999, the Company continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties in strategic markets throughout the United States. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free standing restaurants in those markets. To facilitate the planned entry into the hotel restaurant market, the Company entered into an agreement (the "Hotel Property Agreement") with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of restaurants and negotiating and entering into leases or management agreements for those properties.

     The Burbank Hilton Hotel Daily Grill, City Bar & Grill and Georgetown Inn Daily Grill are operated pursuant to the terms of the Hotel Property Agreement.

     The Grill on the Alley at the Chicago Westin Hotel is scheduled to open in June of 2000.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 1999 and 1998 by restaurant concept for both Company owned restaurants ("Company Restaurants") and Company managed and/or licensed restaurants ("Managed Restaurants"):

                                                                   1998    1999
                                                                  --------------
Number of restaurants:
        Daily Grill restaurants:
            Company Restaurants:
               Beginning of year..............                        8      9
               Restaurant openings............                        1      1
                                                                   -------------
               End of year....................                        9     10
             Managed Restaurants:
               Beginning of year..............                        0      0
               Restaurant openings............                        0      3
               Restaurants closed or sold.....                        0     (1)
                                                                   -------------
               End of year....................                        0      2
             Total Daily Grill restaurants:
               Beginning of year..............                        8      9
               Restaurant openings............                        1      4
               Restaurants closed or sold.....                        0     (1)
                                                                   -------------
               End of year....................                        9     12
                                                                   =============
        Grill restaurants:
             Company Restaurants:
               Beginning of year..............                        1      2
               Restaurant openings............                        1      0
                                                                   -------------
               End of year....................                        2      2
             Managed Restaurants:
               Beginning of year..............                        0      0
                                                                   -------------
               End of year....................                        0      0
             Total Grill restaurants:
               Beginning of year..............                        1      2
               Restaurant openings............                        1      0
                                                                   -------------
               End of year....................                        2      2
                                                                   =============
        Other restaurants/1/:
             Company Restaurants:
               Beginning of year..............                        3      3
                                                                   -------------
               End of year....................                        3      3
             Managed or Licensed Restaurants:
               Beginning of year..............                        2      3
               Restaurant openings............                        3      0
               Restaurants closed or sold.....                       (2)    (1)
                                                                   -------------
               End of year....................                        3      2
             Total Other restaurants:
               Beginning of year..............                        5      6
               Restaurant openings............                        3      0
               Restaurants closed or sold.....                        2     (1)
                                                                   -------------
               End of year....................                        6      5
                                                                   =============
        Total restaurants:
               Beginning of year..............                       14     17
               Restaurant openings............                        5      4
               Restaurants closed or sold.....                       (2)    (2)
                                                                   -------------
               End of year....................                       17     19
                                                                   =============

---------------------------
/1/Includes three Pizza Restaurants operated by the Company pursuant to franchise agreements; the LAX Daily Grill and Rhino Chasers which were sold during 1998; and restaurants in two hotel properties for which the Company assumed management during 1998. Operation of the LAX Daily Grill was licensed to CA One during 1998 and is reflected as both a Managed Restaurant opening and sale during 1998. One of the managed hotel restaurants was converted to a Daily Grill format in January of 1999 and is reflected as both a Managed Daily Grill restaurant opening and a Managed Other restaurant closed or sold during 1999.

                                                      1998           1999
                                                   ---------------------------
Weighted average weekly sales per restaurant:
 Daily Grill restaurants:
  Company Restaurants...........................    $    54,927   $    55,545
  Managed Restaurants...........................           n.a.   $      n.a.
 Grill restaurants:
  Company Restaurants...........................    $    68,913   $    71,447
  Managed Restaurants...........................           n.a.          n.a.
 Other restaurants:
  Company Restaurants...........................    $    32,860   $    32,093

Change in comparable restaurant sales:
 Daily Grill restaurants
  Company Restaurants...........................            5.8%          1.1%
  Managed Restaurants...........................           n.a.          n.a.
 Grill restaurants
  Company Restaurants...........................            4.5%          3.7%
  Managed Restaurants...........................           n.a.          n.a.
 Other restaurants:
  Company Restaurants...........................            1.9%         (2.3)%

Total system sales:
  Daily Grill...................................    $23,411,536   $25,994,890
  Grill.........................................    $ 5,926,544   $ 7,430,460
  Pizza Restaurants.............................    $ 5,126,209   $ 5,006,536
  Management and license fees...................    $   443,816   $   544,090
                                                    -----------   -----------
  Total.........................................    $34,908,105   $38,975,976
                                                    ===========   ===========

Restaurant Concepts

-- Daily Grill Restaurants

     Background. At December 26, 1999, the Company, through its subsidiary, GCI, owned and operated or managed nine Daily Grill restaurants in Southern California and three Daily Grill restaurants in the Washington, D.C./Virginia market. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was acquired
by the Company during 1996.  See "-- The Grill on the Alley."   The Grill on the
Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, or managed and as either hotel based or based in shopping malls and other commercial properties. At December 26, 1999, the Company operated twelve Daily Grill restaurants, nine of which were 100% owned by the Company and located in shopping malls and other commercial properties, one of which was 50% owned and located in Universal Studios, California and two of which were managed by the Company and located in hotels.

     Daily Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, are located in the referenced hotels:

                                                Ownership
                                                Interest or
 Location                      Opened            Managed       Hotel
--------------------------     --------------   ----------    --------------
Brentwood, California          September 1988      100%
Los Angeles, California        April 1990          100%
Newport Beach, California      April 1991          100%
Encino, California             April 1992          100%
Studio City, California        August 1993         100%
Palm Desert, California        January 1994        100%
Irvine, California             September 1996      100%
Washington, D.C.               March 1997          100%
Tysons Corner, Virginia        October 1998        100%
Burbank, California            January 1999       Managed     Hilton Hotel
Washington, D.C.               April 1999         Managed     Georgetown Inn
Universal Studios, California  May 1999             50%

     Each 100% owned Daily Grill restaurant is located in leased facilities. Site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate. For non-hotel based restaurants, the site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Each site must have sufficient traffic such that management believes the site can support at least twelve strong meal periods a week (i.e., five lunches and seven dinners). Preferred Daily Grill sites, which characterize the existing 100% owned restaurants, are high-end, mid-size retail shopping malls in large residential areas with significant daytime office populations and some entertainment facilities. Historically, Daily Grill restaurants have been anchor tenants at high profile malls and, therefore, have received significant tenant improvement allowances.

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

     Existing hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet, of which approximately 30% is devoted to kitchen and service areas, and seat between 140 and 250 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $150,000 to $600,000 per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's, in contrast to the "nouvelle cuisine" and diet meal fads of the 1980's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, spaghetti and meatballs, meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price from $8.95 for an "original" beef dip sandwich to $20.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $12.50 per person and the average dinner check is $17.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 26, 1999, food and non-alcoholic beverage sales constituted approximately 86% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 14%.

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

-- The Grill on the Alley

     Background. At December 26, 1999, the Company, through its subsidiary, GCI, owned and operated two The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California and one in San Jose, California.

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

     In April of 1996, the Company acquired the original Grill from a partnership, the managing partner of which was controlled by the Company's principal shareholders and directors (Robert Spivak, Michael Weinstock and Richard Shapiro).

     Restaurant Sites. At December 26, 1999, the Company operated two Grill restaurants, one of which is a non-hotel based facility and one of which is a hotel based facility.

     Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:


                                                              Ownership
                                                             Interest or
     Location                            Opened                Managed    Hotel
     --------                            ------                -------    --------------
     Beverly Hills, California           January 1984/2/       100%
     San Jose, California                May 1998              50.05%     Fairmont Hotel
     Chicago, Illinois                   Scheduled June 2000   60.00%     Westin Hotel

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




---------------------
/2/The original The Grill on the Alley was acquired by the Company in April
1996.

     The existing hotel based Grill restaurant is approximately 8,000 square feet, of which approximately 30% is devoted to kitchen and service areas, and seats 280 persons. Management anticipates that additional hotel based Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs of the existing hotel based restaurant, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, was approximately $2.1 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring steaks and seafood and freshly prepared salads and vegetables served in generous portions

     Entrees range in price from $11.75 for a hamburger to $33.75 for a Prime Porterhouse Steak. The average lunch check is $25 per person and the average dinner check is $41 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 26, 1999, food and non-alcoholic beverage sales constituted approximately 75% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 25%.

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

-- Pizzeria Uno Restaurants

     Restaurant Sites. At December 26, 1999, the Company, through its wholly-owned subsidiaries, operated three "Pizzeria Uno Restaurant & Bar" locations (the "Pizza Restaurants"). The Company's Pizza Restaurants are operated in accordance with certain guidelines established by, and with managerial assistance from and training provided by, the Franchisor. See "-- The Franchise Agreements" below. The Company's Pizza Restaurants are located in the following cities and were opened in the months and years indicated:


                  Location                    Opened
                  --------                    ------
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

     The Company, in turn, is obligated to comply with the guidelines set forth in the Franchisor's Operating Manual and to maintain its confidentiality. Among the various guidelines and prohibitions imposed on the Company pursuant to the Franchise Agreements and the Manual are minimum insurance requirements, noncompetition provisions, confidentiality requirements, product offering requirements, physical appearance requirements, trade name and trademark protection requirements, local advertising requirements, and operating requirements, among others. The Company is also obligated to pay certain ongoing fees in order to retain its franchises. Such ongoing fees consist of a continuing license fee (5% of gross revenues), subject to certain prescribed periodic minimum amounts and advertising fee (approximately 1% of gross revenues).

     Potential Sale of Pizza Restaurants. During 1998, the Company determined that the continued ownership and operation of the Pizza Restaurants did not fit with the Company's strategic growth plan. The Company continues to seek efforts to sell the Pizza Restaurants. The Company has not found a suitable buyer for the Pizza Restaurants.

Other Restaurant Activities

     In addition to owning and operating Daily Grill, The Grill and the Pizza Restaurants, the Company, at December 26, 1999, also provided management services for Daily Grill restaurants at the Burbank Hilton and the Georgetown Inn and for the City Bar & Grill in the San Jose Hilton and had granted a license to CA One to operate a Daily Grill at LAX.

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

     In May 1998, the Company, pursuant to its agreement with Hotel Restaurant Properties, Inc., began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former format to a Daily Grill in January 1999. Pursuant to its management agreement with the hotel, the Company invested $500,000 for conversion of the restaurant to a Daily Grill and is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, the Company is entitled to a 30% percentage of the annual profits of the restaurant in excess of a base amount.

     In March 1999, the Company, pursuant to the Hotel Property Agreement, began providing management services for a Daily Grill restaurant at the Georgetown Inn. Pursuant to its management agreement with the hotel, the Company was not required to invest in the restaurant but was responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, the Company is entitled to a percentage of the annual profits of the restaurant in excess of a base amount.

     In March 1999, the Company, pursuant to the Hotel Property Agreement, began providing management services for a Daily Grill restaurant at the Salt Lake City Hilton. Pursuant to its management agreement with the hotel, the Company was responsible for management and supervision of the restaurant. The Company was entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, the Company was entitled to a percentage of the annual profits of the restaurant in excess of a base amount. In November 1999, the Company and the hotel operator mutually agreed to return the management of the restaurant to the hotel operator as a non Daily Grill restaurant removing all trade dress and other Daily Grill restaurant markings.

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

Hotel Property Agreement

     In order to facilitate the Company's efforts to open restaurants on a large scale basis in Hotel properties, the Company, in August of 1998 entered into the Hotel Property Agreement with HRP pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company will advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $1,667 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP. The Agreement also provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

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

     At December 26, 1999, the Company operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and Washington, D.C. Within those markets, management anticipates that, for the foreseeable future, the Company will concentrate its expansion efforts in the Washington, D.C. market. The Company opened its first Washington, D.C. Daily Grill, and first East Coast Daily Grill, in March of 1997. A second Daily Grill in the Washington, D.C. market was opened in Tysons Corner, Virginia in October of 1998. In order to establish market presence and economies of scale, the Company plans to evaluate the opening of additional restaurants in the Washington, D.C. market. As of March 15, 2000, no definitive sites had been identified for future construction of free standing restaurants within the Washington, D.C. market. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will range from $1.0 to $2.0 million per restaurant, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion.

     At December 26, 1999, hotel based Daily Grill restaurants were operated under management agreements in Southern California and Washington, D.C. and a hotel based Grill restaurant was operated in the Northern California market, San Jose. A second hotel based Grill restaurant is scheduled to open in Chicago in June 2000. The Company and HRP are presently evaluating the opening of additional hotel based Daily Grill restaurants in the Chicago and other markets. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment by the Company may vary widely.

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

     Daily Grill and Grill. Each Daily Grill and Grill restaurant, including both free standing and hotel based restaurants, is managed by one general manager and one or two managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with the Company. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to the Company's President. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 85 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

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

     The Company has an Area Director who oversees and supervises the operations of each of the Company's Pizza Restaurants, providing ongoing guidance and assistance to managers as necessary. Additionally, field-service supervisors of the Franchisor periodically visit and inspect the operations of the Pizza Restaurants to assure compliance with the quality, service and other standards imposed by the Franchisor.

Purchasing

     Daily Grill and Grill. The Company has developed proprietary recipes for substantially all the items served at its Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by the Company's Vice President-Executive Chef. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers twice daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, the Company is working with outside suppliers to produce a limited number of selected proprietary items such as salad dressings and seasoning combinations.

     The Company utilizes its point-of-sale computer system to monitor inventory levels and sales, then orders food ingredients daily based on such levels. The Company employs contract purchasing in order to lock in food prices and reduce short term exposure to price increases. The Company's Vice President -Executive Chef establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President -Executive Chef, in conjunction with the Company's team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

     Pizza Restaurants. The Company has no contracts governing purchases of food and beverage supplies but negotiates purchases for its Pizza Restaurants directly with suppliers, often with the assistance of the Franchisor. Such purchases cover all primary food ingredients and beverage products to ensure adequate supplies and to obtain competitive prices.

Advertising and Marketing

     Daily Grill and Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill and Grill restaurants. Daily Grill and Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 1999, expenditures for advertising and promotion were approximately 1.0% of gross revenues.

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

Employees

     The Company and its subsidiaries employ approximately 980 people, 26 of whom are corporate personnel and 80 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 400 are full-time employees, with the remainder being part-time employees.

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

     The Company's executive offices are located in 3,300 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party. The initial term of the Lease was 3 years.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 26, 1999.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years, adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999:

                                High    Low
                                ----   -----
1998 - First Quarter            5       4.25
       Second Quarter           5.875   4.375
       Third Quarter            6.25    3.875
       Fourth Quarter           5.75    2.875

1999 - First Quarter            4.375   3.5
       Second Quarter           3.875   2.75
       Third Quarter            3.125   1.656
       Fourth Quarter           2       1.219

     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 15, 2000, the bid price of the Common Stock was $1.28.

     As of March 15, 2000, there were approximately 415 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data derived from the consolidated financial statements of the Company. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements of the Company included elsewhere herein.

                                                           Fiscal Year Ended December
                                          --------------------------------------------------------------------
                                             1995          1996          1997          1998           1999
                                          -----------   -----------   -----------   -----------   ------------
                                                      (In thousands except per share data)
Statement of Operations Data:
Sales..................................   $   20,253    $   22,744    $   28,901    $   34,464    $    38,432
Management and license fees............            -             -             -           444            544
                                          ----------    ----------    ----------    ----------    -----------
  Total revenues.......................       20,253        22,744        28,901        34,908         38,976
                                          ----------    ----------    ----------    ----------    -----------
Gross profit...........................       14,816        16,534        20,981        25,234         28,090
Operating expenses:
  Restaurant operating expenses........       12,110        13,970        17,446        21,321         23,426
  General and administration...........        1,717         2,172         2,648         2,755          3,296
  Depreciation and amortization........          788           827           948         1,137          1,196
  Amortization of preopening costs.4...            4            40           337           175             54
  Unusual charges......................            -         2,052             -           964              -
                                          ----------    ----------    ----------    ----------    -----------
  Total................................       14,618        19,061        21,380        26,352         27,972
                                          ----------    ----------    ----------    ----------    -----------
Income (loss) from operations..........          198        (2,528)         (399)       (1,118)           118

Interest income (expense), net.........         (128)          (86)         (166)         (231)          (376)
Nonrecurring gain (costs)..............            -          (231)            -            93              -
                                          ----------    ----------    ----------    ----------     ----------
Income (loss) before taxes, minority
  interest, equity in loss of joint
  venture and cumulative effective
  of change in accounting principle....           71        (2,845)         (472)       (1,349)          (258)
Provision for income taxes.............           (8)           (8)           (5)          (10)            (6)
Equity in loss of joint venture........            -             -             -             -            (74)
Minority interests.....................            -             -             -           122            (68)
Cumulative effect of change in
  accounting principle.................            -             -             -           (70)             -
                                          ----------    ----------    ----------    ----------     ----------
Net income (loss)......................   $       63    $   (2,853)   $     (477)   $   (1,307)          (406)
                                          ==========    ==========    ==========    ==========     ==========
Preferred dividends accrued or paid....            -             -           (69)          (85)           (50)
Accounting deemed dividends............            -             -          (211)          (83)             -
                                          ----------    ----------    ----------    ----------     ----------
Net income (loss) applicable to
  common stock.........................   $       63    $   (2,853)   $     (757)   $   (1,475)          (456)
                                          ==========    ==========    ==========    ==========     ==========
Net income (loss) per share (1):
  Basic................................   $     0.02    $    (0.83)   $    (0.13)   $    (0.33)         (0.10)
  Preferred stock:
     Dividends.........................            -             -         (0.02)        (0.02)         (0.01)
     Accounting deemed dividends.......            -             -         (0.05)        (0.02)         (0.00)
                                          ----------    ----------    ----------    ----------     ----------
Basic net income (loss) applicable
  to common stock......................        $0.02        $(0.83)   $    (0.20)       $(0.37)         (0.11)
                                          ==========    ==========    ==========    ==========     ==========
Weighted average shares outstanding....   $3,096,770     3,426,472     3,773,560     3,972,256      4,003,738
                                          ==========    ==========    ==========    ==========     ==========

Balance Sheet Data:
Working capital (deficit)..............   $     (949)   $   (1,199)   $   (1,223)   $   (2,300)   $    (3,685)
Total assets...........................        8,032         8,082         9,011        11,387         11,288
Long-term debt, less
 current portion.......................        1,326         1,031           699         2,928          2,033
Stockholders' equity...................        4,229         4,202         5,183         3,867          3,461
-------------------------------------------------------------------------------------------------------------

(1) All per share amounts and weighted average shares outstanding have been adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
              OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 31 of this Form 10-K.

General

     During the fiscal year ended December 26, 1999, the Company owned and operated a total of fifteen restaurants and managed or licensed four additional restaurants, consisting of ten Daily Grill restaurants, three Pizzeria Uno restaurants and two The Grill on the Alley restaurants which are owned and operated by the Company, two Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and one Daily Grill restaurant which is licensed by the Company. During fiscal 1998, the Company operated a total of fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno restaurants, one Grill and Rhino Chasers. During fiscal 1997, the Company operated a total of fourteen restaurants, consisting of nine Daily Grill restaurants, three Pizzeria Uno restaurants, one Grill and Rhino Chasers. See "Description of Business."

     Fiscal 1999 operating results include a full year of operations from the Tysons Corner Daily Grill and the San Jose Fairmont Grill and a full year of management fees from the Burbank Hilton Daily Grill, each of which opened in 1998, 39 weeks of management fees from the Georgetown Inn Daily Grill, 25 weeks of management fees from the Universal CityWalk Daily Grill and no management fees from the Salt Lake City Hilton Daily Grill. The Salt Lake City Daily Grill was closed in November 1999 and management fees on that restaurant terminated at that date. Fiscal 1998 operating results include a full year of operations from the Washington, D.C. Daily Grill, which opened in 1997, eleven weeks of operations at the Company's Tysons Corner Daily Grill and thirty-four weeks of operations at the San Jose Fairmont Grill and 32 weeks of management fees from the restaurant which became the Burbank Hilton Daily Grill. The Company sold its interest in the LAX Daily Grill and Rhino Chasers in April of 1998. Fiscal 1997 operating results include forty-two weeks of operations at the Company's Washington, D.C. Daily Grill and the LAX Daily Grill opened in January 1997 and operated pursuant to a joint operating arrangement. The Company accounts for its interest in the Universal CityWalk Daily Grill and, prior to their sale, accounted for its interest in the LAX Daily Grill using the equity method. All other owned restaurants are consolidated with minority interest being reflected in the San Jose Fairmont Grill and The Chicago Grill on the Alley.

     Sales revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 76% of combined 1999 sales were food and 24% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

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

     In addition to its cost of food and beverages and normal restaurant operating expenses, the Company has paid, and is obligated to pay, certain fees to its Franchiser as well as certain minimum advertising expenses. Pursuant to the Company's Franchise Agreements, the Company pays a continuing license fee with respect to each of its Pizza Restaurants, an advertising fee and is required to expend certain minimum amounts on local advertising and promotion. See "Description of Business - The Pizza Restaurants -- The Franchise Agreements."

    In connection with acquisition of the Grill during 1996, the Company capitalized $246,000 of goodwill which is being amortized over a thirty year period. As this item involves the payment of certain amounts in advance and the expensing of such amounts in subsequent years, the Company's operating results reflect significant amortization expense which does not affect the Company's operating cash flows.

     Consistent with practices in the restaurant industry, the Company historically deferred its restaurant preopening costs and amortized those costs over a twelve month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The SOP required entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for the fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company adopted the SOP during 1998 resulting in a one-time charge against earnings during fiscal 1998 of $70,000. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,000, or $ 0.13 per basic share.

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1997, 1998 and 1999:

                                         Fiscal Year Ended December
                                        ----------------------------
                                         1997       1998      1999
                                        --------   -------   -------

Sales revenues                           100.0%     98.7%      98.6%
Management and licensing fees                -       1.3        1.4
                                        ------    ------    -------
Total revenues                           100.0     100.0      100.0
Cost of sales                             27.4      27.7       27.9
                                        ------    ------    -------
Gross profit                              72.6      72.3       72.1
                                        ------    ------    -------
Restaurant operating expense              60.4      61.1       60.1
General and administrative expense         9.2       7.9        8.5
Depreciation and amortization              4.4       3.8        3.1
Unusual charges                              -       2.7         .1
                                        ------    ------    -------
Total operating expenses                  74.0      75.5       71.8
                                        ------    ------    -------
Operating income (loss)                  ( 1.4)    ( 3.2)        .3
Non-recurring acquisition costs            0.3       0.0        0.0
Interest expense, net                    ( 0.6)    ( 0.6)      (0.1)
                                        ------    ------    -------
Loss before income tax                   ( 1.7)    ( 3.8)      (0.7)
Provision for taxes                      ( 0.0)    ( 0.0)       0.0
Minority interest                          0.0       0.3       (0.2)
Equity in loss of joint venture            0.0       0.0       (0.2)

Cumulative effect of change in
  accounting principle                     0.0     ( 0.2)       0.0
                                        ------    ------    -------
Net loss                                 ( 1.7)%   ( 3.7)%     (1.0)
                                        ======    ======    =======

Fiscal Year 1999 Compared to Fiscal Year 1998

     Revenues. The Company's revenues for 1999 increased 11.7% to $39.0 million from $34.9 million in 1998. Sales revenues increased 11.3% to $ 38.4 million in 1999 from $34.5 million in 1998. Management and license fee revenues increased to $ 544,000 in 1999 from $444,000 in 1998.

     Sales for Daily Grill restaurants increased by 11.1% from $23.4 million in 1998 to $ 26.0 million in 1999. The increase in sales revenues for the Daily Grill restaurants from 1998 to 1999 was primarily attributable to (1) the operation of the Tysons Corner Daily for the full year in 1999 as compared to eleven weeks during 1998 ($0.6 million), and (2) an increase in same store sales of 1.1% for restaurants open for 12 months in both 1998 and 1999. Weighted average weekly sales at the Daily Grill restaurants increased 1.1% from $54,900 in 1998 to $55,545 in 1999. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 1999 were positively affected by a significant increase in sales at the Palm Desert restaurant.

     Sales for Grill restaurants increased by 25.4% from $5.9 million in 1998 to $7.4 million in 1999. The increase in sales revenues for the Grill restaurants from 1998 to 1999 was primarily attributable to (1) the operation of the San Jose Fairmont Grill for the full year in 1999 as compared to thirty-four weeks during 1998 ($2.4 million), and (2) an increase in same store sales of 4.7% at the one Grill restaurant which was open for 12 months in both 1998 and 1999. Weighted average weekly sales at the Grill restaurants increased 3.7% from $68,900 in 1998 to $71,450 in 1999. Comparable restaurant sales and weighted average weekly sales at the Grill restaurants in 1999 were positively affected by increased customer counts.

     Sales for the Pizza Restaurants decreased by 2.0% from $5.1 million in 1998 to $5.0 million in 1999. The decrease in sales revenues for the Pizza Restaurants from 1998 to 1999 was attributable to a decrease in same store sales. Weighted average weekly sales at the Pizza Restaurants decreased 2.1% from $32,800 in 1998 to $32,100 in 1999. Comparable restaurant sales and weighted average weekly sales at the Pizza Restaurants in 1999 were negatively affected by (1) several restaurant days lost because restaurants were closed due to severe weather and (2) a large decrease at the Media, Pennsylvania restaurant.

     Price increases were last implemented during the second quarter of 1998 for certain menu items. While selected price increases may be implemented from time to time in the future, the Company does not plan to implement additional price increases in the foreseeable future. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in head count at existing restaurants and selected price increases. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in existing markets where the Company has a concentration of restaurants and high customer awareness. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

     Management and license fee revenues during 1999 were attributable to (1) the commencement of hotel restaurant management services during the second quarter of 1998 which accounted for $432,000 of management fees in 1999 and $186,000 of management fees in 1998, and (2) licensing fees from the LAX Daily Grill which totaled $112,000 in 1999 and gain from the sale of the Company's interest in the LAX Daily Grill and licensing fees from the LAX Daily Grill which totaled $258,000 in 1998. The increase in management fees during 1999 was attributable to (1) management of the Burbank Daily Grill for all of 1999 as compared to 33 weeks during 1998, (2) management of the Georgetown Inn Daily Grill for 39 weeks during 1999, (3) management of the Salt Lake City Hilton Daily Grill for 37 weeks during 1999 (this restaurant was closed and management fees terminated in November 1999), (4) management fees from operation of the Universal CityWalk Daily Grill for 25 weeks during 1999, and (5) management of the City Grill restaurant for all of 1999 as compared to 33 weeks during 1998.

     The Company accounts for its 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, the Company's sales do not include sales from Universal CityWalk. Total revenues from the Universal CityWalk Daily Grill were $1,140,000 during 1999.

     Cost of Sales and Gross Profit. While sales revenues increased by 11.5% ($3.9 million) in 1999 as compared to 1998, cost of sales increased by 12.5% ($1.2 million) and increased as a percentage of sales from 27.7% in 1998 to 27.9% in 1999. The increase in cost of sales as a percentage of sales revenues was attributable to the additional Grill restaurant, which typically have a higher cost of sales than Daily Grills.

     Gross profit increased 11.5% from $25.2 million (72.3% of sales) in 1998 to $28.1 million (72.1% of sales) in 1999.



     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense and depreciation and amortization, rose 6.1% to $28.0 million in 1999 (representing 71.8% of revenues) from $26.4 million in 1998 (representing 75.5% of sales).

     Restaurant operating expenses increased 9.9% to $23.4 million in 1999 from $21.3 million in 1998. As a percentage of sales, restaurant operating expenses represented 60.1% in 1999 as compared to 61.1% in 1998. The increase in restaurant operating expenses was primarily attributable to (1) an increase in labor cost and (2) occupancy cost associated with new restaurants during 1998 and 1999. The decrease in restaurant operating expenses as a percentage of sales was primarily attributable to lower percentage in the Grill restaurants. Restaurant labor wage rates decreased during 1999, with total restaurant labor costs representing 32.3% of sales revenues during 1999 as compared to 34.3% of sales revenues during 1998. The decrease in restaurant labor costs as a percentage of sales revenues was primarily attributable to lower labor costs in the Grill restaurants due to higher per customer sales. Occupancy costs, consisting principally of rent expense, increased by 7.1% from $2.8 million in 1998 to $3.0 million in 1999, or 7.8% of sales revenues in 1999 as compared to 8% of sales revenues in 1998. The decrease in occupancy costs as a percentage of sales revenues was primarily attributable to a very favorable rental cost at the San Jose Grill.

     General and administrative expenses increased 17.9% to $3.3 million in 1999 from $2.8 million in 1998. General and administrative expenses represented 8.5% of sales in 1999 as compared to 7.9% of sales in 1998. The increase in total general and administrative expenses was primarily attributable to the addition of corporate office personnel and related costs to support expansion. The increase in this category reflects the higher cost for additional restaurants, some of which are not included in consolidated sales.

     Depreciation and amortization expense, including amortization of pre-opening expense, was $1.2 during 1999 as compared to $1.3 million during 1998. The decrease in depreciation and amortization expense reflects the operation of three additional restaurants during part of 1998 and all of 1999 offset by a reduction in this expense in the older Daily Grill restaurants. Also, depreciation and amortization expense during 1998 included the amortization of pre-opening costs in the amount of $176,000 associated with the opening of the San Jose Grill during May of 1998 and the Tysons Corner Daily Grill during October of 1998.

     Unusual Charges, Other Income and Expenses, Minority Interest, Equity in loss of joint venture, Effect of Change in Accounting Principle and Net Income. The Company reported unusual charges totaling $964,000 during 1998 relating to the Company's early adoption of SOP 98-5 ($513,000) and the write-off of fixed assets ($451,000) of two restaurants connect to subsequent text due to negative projected cash flows from those restaurants. The Company incurred no similar charges during 1999.

     As noted, in addition to the unusual charge of $513,000 during 1998 relating to the incremental impact of early adoption of SOP 98-5, the Company reported a $70,000 charge reported as the cumulative effect of a change in accounting principle as a result of the early adoption of SOP 98-5.

     Net interest expense increased by approximately $145,000 reflecting higher average borrowing during the year attributable to the opening of the San Jose Fairmont Grill and the Tysons Corner Daily Grill, offset by interest earned on funds provided to be used in connection with the scheduled opening of the Chicago Westin Grill during 2000.

     The Company reported a minority interest in the earnings of its majority owned subsidiaries (San Jose Grill on the Alley, LLC and Chicago - The Grill on the Alley LLC) of $68,000 during 1999. For the year ending December 27, 1998 the Company recorded a minority interest in the loss of its subsidiary of $121,000 attributable to the minority interest in the San Jose Grill which commenced operations in May of 1998.

     The Company recorded equity in loss of joint venture of $74,000 which is primarily attributable to the preopening costs incurred related to the Universal Cilywalk Daily Grill.

     The Company reported a net loss of $406,000 during 1999 as compared to a net loss of $1,307,000 for 1998. In accordance with the position of the Securities and Exchange Commission relating to accounting for Preferred Stock which is convertible into common stock at a discount from the market price of the common stock, the Company reported a "deemed dividend" of approximately $83,000 during 1998. The "deemed dividend", which relates to the Company's issuance of convertible preferred stock during 1997, is a non-cash, non-recurring accounting entry for determining income (loss) applicable to common stock. After giving effect to preferred stock dividends ($85,000 during 1998) and the "deemed dividend", the net loss attributable to common stock was $456,000 for fiscal 1999 and $1,475,000 for fiscal 1998.

Fiscal Year 1998 Compared to Fiscal Year 1997

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

Liquidity and Capital Resources

     At December 26, 1999, the Company had a working capital deficit of $3.6 million and a cash balance of $0.4 million as compared to a working capital deficit of $2.3 million and a cash balance of $0.4 million at December 27, 1998. The variance in the Company's working capital and cash was primarily attributable to the repayment of long term debt.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1998, through joint venture arrangements. At December 26, 1999, the Company had existing bank borrowing of $2.0 million, a loan from a member of Chicago - The Grill on the Alley, LLC of .5 million, a loan from a member of the San Jose Grill L.L.C. of $0.2 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.2 million, equipment loans of $0.75 million, loans/advances from landlords and others of $0.2 million.

     At December 26 1999, the Company had a bank credit facility of $2.1 million consisting of a $1.0 million line of credit and a $1.1 million term loan payable in 60 equal monthly installments of $25,000 plus interest. At December 26, 1999, the Company had utilized $.9 of its available line of credit. The line of credit matures in June 2000 and the Company anticipates renewing the credit facility with its current lendor or another bank.

     During 1999, the Company and its subsidiaries were obligated under 17 leases covering the premises in which the Company's Daily Grill, Grill and Pizza Restaurants are located as well as leases on its executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $2.3 million in 1999, with varying escalation and percentage rent clauses in each of the restaurant leases. Minimum rental payments during 2000 on existing leases as of December 26, 1999, total $2.3 million.

     The Company currently expects to open 1 Grill restaurant in 2000, which will be a hotel based majority owned restaurant. At March 1, 2000, the Company had entered into a lease and management agreement with respect to this restaurant. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

     Capital expenditures were $1.75 million in 1997, $3.8 million in 1998 and $1.1 million in 1999. Capital expenditures in fiscal 2000 are expected to be between $3.5 million and $4.0 million, primarily for the development of new restaurants, capital replacements and refurbishing for existing restaurants, and enhancements to information systems for the Company's restaurants and corporate office. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on the Company's part. In addition, if the Company opens more, or less, restaurants than it currently anticipates, its capital requirements will increase, or decrease, accordingly.

     In order to finance restaurant openings during 1997 and 1998, the Company conducted an offering of common stock, convertible preferred stock and warrants during 1997 and entered into a joint operating arrangement and loan in 1998.

     The 1997 offering provided net proceeds to the Company of approximately $1.5 million. The 1997 offering consisted of a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible

Preferred Stock, 500 shares of Series II 10% Convertible Preferred Stock, 187,500 five year $8.00 Warrants and 187,500 five year $12.00 Warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock is convertible into common stock at $5.00 per share.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $400 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $4,000 per share.

     The $8.00 Warrants are exercisable to purchase common stock at a price of $2.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $8.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

     The $12.00 Warrants are exercisable to purchase common stock at a price of $12.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The $12.00 Warrants are subject to cancellation in the event the holders of Series I Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

     As of December 26, 1999, none of the shares of Series I or Series II Preferred Stock had been converted.

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

     In February of 1999, the Company entered into a similar limited liability company/member loan arrangement to provide financing for the planned opening of a Grill restaurant at the Chicago Westin Hotel which is scheduled to open during June of 2000. Pursuant to the financing arrangement for the Chicago Westin Hotel Grill, investor members of the limited liability company (the "Chicago LLC") invested $1,000 in the Chicago LLC and loaned an additional $1.699 million to the Chicago LLC. The Company will manage the Chicago LLC for which it will receive a management fee of 5% of sales and owns a 60% interest in the Chicago LLC. The Company guaranteed repayment of the loan to the Chicago LLC and issued warrants to acquire 203,645 shares of common stock at $1.75 per share.

     The Company may enter into investment/loan arrangements in the future on terms similar to the San Jose Fairmont Grill and Chicago Westin Grill arrangements to provide for the funding of selected restaurants.



     Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard. See "Description of Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

Certain Factors Affecting Future Operating Results

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at the Company's restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; and the availability of capital to fund future restaurant openings. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

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

Future Accounting Requirements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001 as amended by SFAS No. 137 in June 1999. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Year 2000 Issue

     To address the year 2000 issue, the Company began to formulate a plan during fiscal 1998 to assess, remediate and test all mission-critical internal computer systems and processes. The Company's plan also included an assessment of the readiness of key suppliers of mission-critical goods and services to its restaurant. All phases of the Company's year 2000 readiness plan were completed as scheduled. To date, the Company has not experienced any year 2000 issues with respect to its internal computer systems and key suppliers, and did not experience any loss of revenues as a result of the issue. The Company's total costs to address the year 2000 issues were not material, and any additional costs are expected to be minimal. Although the Company has not experienced any year 2000 issues to date and believes that it is unlikely that any such issues will arise in the future, there can be no assurance that unforeseen year 2000 issues will not arise in the future and adversely affect the Company's results of operations, liquidity and financial position.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $2.1 revolving credit and term loan facility. Borrowings outstanding under the credit facility totaled $2.1 at December 26, 1999. Borrowings under the credit facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent accountants report thereon of PricewaterhouseCoopers, LLP, appears on pages F-2 through F-24 of this report. See Index to Financial Statements on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no disagreements with the accountants.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of the Company's fiscal year. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial Statement Schedules

          None

     (3)  Exhibits

Exhibit
Number                   Description of Exhibit
------                   ----------------------

 3.1    Certificate of Incorporation, as amended, of Grill Concepts, Inc. (7)
 3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (8)
 3.3 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (13)
 3.4    Bylaws, as amended, of Grill Concepts, Inc. (1)
 3.5 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 29, 1994 (2)
 4.1    Certificate of Designation fixing terms of Series B Preferred Stock (4)
 4.2    Certificate of Designation fixing terms of Series I Preferred Stock (8)
 4.3    Certificate of Designation fixing terms of Series II Preferred Stock (8)
 4.4    Specimen Common Stock Certificate (1)
 4.5    Form of Privately Issued Warrant (1)
 4.6    Form of Offshore Warrant (3)
 4.7    Warrant Agreement dated December 13, 1996 (4)
 4.8    Form of $2.00 Warrant (8)
 4.9    Form of $3.00 Warrant (8)
 10.1   Form of Franchise Agreement (1)
 10.2 Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)
+10.3   Employment Agreement with Robert Wechsler (2)
 10.4 Operating Agreement for The Airport Grill LLC between Grill Concepts and CA One Services, Inc. dated March 15, 1995 (5)
+10.5   Grill Concepts, Inc. 1995 Stock Option Plan (6)
+10.6   Employment Agreement, dated January 1, 1999, with Robert Spivak (12)
 10.7   Operating Agreement for San Jose Grill LLC, dated June 1997 (9)
 10.8 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (9)
 10.9   Subordinate Note, dated December 1997, relating to San Jose Grill LLC
        (9)
 10.10  Management Agreement re: San Jose City Bar & Grill (10)
 10.11 Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (11)
 10.12  License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C.
        (11)
 10.13 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (11)
 10.14 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (11)
 10.15 Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (12)
 10.16  Addendum to Management Agreement re: San Jose City Bar & Grill (12)

+10.17  Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan(24)
 10.18* Bank of America Business Loan Agreement
 10.19* Peter Roussak Warrant dated November 1999
 10.20* Chicago - Grill on the Alley Warrant
 10.21* Chicago - Grill on the Alley First Extension Warrant
 10.22* Chicago - Grill on the Alley Second Extension Warrant
 10.23* Guaranty - Michigan Avenue Group Note
 10.24* Operating Agreement for Chicago - The Grill on the Alley LLC
 21.1*  Subsidiaries of Registrant
 23.1*  Consent of PricewaterhouseCoopers LLP
 27.1*  Financial Data Schedules

+    Compensatory plan or management agreement.
*    Filed herewith
(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.
(2) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form S-4 (Commission File No. 33-85730) declared effective by the Securities and Exchange Commission on February 3, 1995.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1996.
(4) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 13, 1996.
(5) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994.
(6) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.
(7) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.
(8) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended June 29, 1997.
(9) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.
(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended March 29, 1998.
(11) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.
(12) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.
(13) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 1999.

(14) Incorporated by reference to the Company's Definitive Proxy Statement filed April 28, 1998

(b)  Reports on Form 8-K

  The Company filed no reports on Form 8-K during the quarter ended December 26, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRILL CONCEPTS, INC.



                                   By: /s/ Robert Spivak
                                      --------------------------
                                      Robert Spivak
                                      President

Dated:    April 10, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature                            Title                            Date
   ---------                            -----                            ----

/s/ Robert Spivak        President, Chief Executive Officer              April 10, 2000
----------------------
Robert Spivak            and Director (Principal Executive
                         Officer, Principal Financial Officer)

/s/ Robert Wechsler
-----------------------  Chairman of the Board of Directors              April 10, 2000
Robert Wechsler

/s/ Michael Weinstock    Executive Vice President, Vice                  April 10, 2000
-----------------------
Michael Weinstock        Chairman and Director

/s/ Richard Shapiro      President and Director                          April 10, 2000
-----------------------
Richard Shapiro

/s/ Charles Frank
-----------------------  Director                                        April 10, 2000
Charles Frank

/s/ Glenn Golenberg      Director                                        April 10, 2000
-----------------------
Glenn Golenberg

/s/ Peter Balas          Director                                        April 10, 2000
-----------------------
Peter Balas

/s/ Margaret L. Debevec  Principal Accounting Officer                    April 10, 2000
-----------------------
Margaret L. Debevec

Grill Concepts, Inc. and Subsidiaries
Index to Consolidated Financial Statements
----------------------------------------------------------------------
                                                              Page
                                                              ----

Report of Independent Accountants                              F-2

Consolidated Balance Sheets
  As of December 26, 1999 and December 27, 1998                F-3

Consolidated Statements of Operations
 For the Years Ended December 26, 1999, December 27, 1998      F-4
 and December 28, 1997

Consolidated Statements of Stockholders' Equity
 For the Years Ended December 26, 1999, December 27, 1998      F-5
 and December 28, 1997

Consolidated Statements of Cash Flows
 For the Years Ended December 26, 1999, December 27, 1998      F-6
 and December 28, 1997

Notes To Consolidated Financial Statements                     F-7

                       Report of Independent Accountants


To the Board of Directors
Grill Concepts, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Grill Concepts, Inc. and Subsidiaries at December 26, 1999 and December 27, 1998, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The San Jose Grill, LLC, a majority - owned subsidiary, which statements reflect total assets as of December 26, 1999 and total revenues for the year then ended of $1,897,962 and $3,783,430, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for The San Jose Grill, LLC is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.

PricewaterhouseCoopers
Los Angeles, California

April 7, 2000

Grill Concepts, Inc. and Subsidiaries
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                                    December 26,    December 27,
                                                                                                         1999           1998
                                                                                                    -------------   -------------
Assets

Current assets:
       Cash and cash equivalents                                                                     $   352,453     $   438,184
       Inventories                                                                                       426,680         385,131
       Receivables                                                                                       738,757         356,358
       Prepaid expenses and other current assets                                                         294,251         463,278
                                                                                                     -----------     -----------

            Total current assets                                                                       1,812,141       1,642,951

Furniture, equipment and improvements, net                                                             8,272,509       8,342,337

Goodwill, net                                                                                            221,437         229,441
Liquor licenses                                                                                          646,647         641,603
Other assets                                                                                             334,818         301,879
                                                                                                     -----------     -----------

            Total assets                                                                             $11,287,552     $11,158,211
                                                                                                     ===========     ===========

Liabilities, Minority Interest and Stockholders' Equity

Current liabilities:
       Bank line of credit                                                                           $   935,000     $   590,026
       Accounts payable                                                                                1,881,908       1,419,715
       Accrued expenses                                                                                1,663,590       1,045,832
       Current portion of long-term debt                                                                 463,853         455,470
       Note payable - related parties                                                                    553,058         624,500
                                                                                                     -----------     -----------

            Total current liabilities                                                                  5,497,409       4,135,543

Long-term debt                                                                                         1,537,994       2,001,760

Notes payable - related parties                                                                          495,295         926,038
                                                                                                     -----------     -----------

            Total liabilities                                                                          7,530,698       7,063,341
                                                                                                     -----------     -----------

Minority interest                                                                                        295,478         227,957

Commitments and contingencies (Note 10)

Stockholders' equity:
   Series A, 10% Convertible Preferred Stock, $.001 par value; 1,000,000 shares
       authorized, none issued and outstanding in 1999 and 1998                                                -               -
   Series B, 8% Convertible Preferred Stock, $.001 par value; 1,000,000 shares
       authorized, none issued and outstanding in 1999 and 1998, respectively                                  -               -
   Series I, Convertible Preferred Stock, $.001 par value; 1,000,000 shares authorized,
       1,000 shares issued and outstanding in 1999 and 1998                                                    1               1
   Series II, 10% Convertible Preferred Stock, $.001 par value; 1,000,000 shares
       authorized, 500 shares issued and outstanding in 1999 and 1998                                          1               1
   Common Stock, $.00004 par value; 7,500,000 shares authorized,
       4,003,738 issued and outstanding in 1999 and 1998, respectively                                       160             160
   Additional paid-in capital                                                                         11,071,062      11,071,062
   Accumulated deficit                                                                                (7,609,848)     (7,204,311)
                                                                                                     -----------     -----------

       Total stockholders' equity                                                                      3,461,376       3,866,913
                                                                                                     -----------     -----------

       Total liabilities, minority interest and stockholders' equity                                 $11,287,552     $11,158,211
                                                                                                     ===========     ===========

The accompanying notes are an integral part of these consolidated finacial statements

Grill Concepts, Inc. and Subsidiaries
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                              December 26,    December 27,    December 28,
                                                                                  1999             1998           1997
                                                                              -------------   -------------   -------------
Revenues:
        Sales                                                                  $38,431,886    $ 34,464,289     $28,900,657
        Management and license fees                                                544,090         443,816               -
                                                                               -----------    ------------     -----------

          Total revenues                                                        38,975,976      34,908,105      28,900,657

        Cost of sales                                                           10,886,476       9,673,787       7,919,959
                                                                               -----------    ------------     -----------

          Gross profit                                                          28,089,500      25,234,318      20,980,698
                                                                               -----------    ------------     -----------

Operating expenses:
        Restaurant operating expenses                                           23,426,273      21,320,734      17,446,072
        General and administration                                               3,295,308       2,754,711       2,648,014
        Depreciation and amortization                                            1,195,954       1,137,439         948,361
        Preopening costs                                                            54,197         175,305         337,124
        Unusual charges                                                                  -         963,831               -
                                                                               -----------    ------------     -----------

          Total operating expenses                                              27,971,732      26,352,020      21,379,571
                                                                               -----------    ------------     -----------

          Income (loss) from operations                                            117,768      (1,117,702)       (398,873)

Interest expense, net                                                             (180,266)       (115,331)       (123,125)
Interest expense - related parties                                                (195,381)       (115,481)        (43,281)
Nonrecurring gain                                                                     -               -             93,000
                                                                               -----------    ------------     -----------
Loss before provision for income taxes, minority interest, equity in loss of joint venture and cumulative effect of change in accounting principle
                                                                                  (257,879)     (1,348,514)       (472,279)


Provision for income taxes                                                          (6,000)         (9,500)         (5,000)
                                                                               -----------    ------------     -----------

Loss before minority interest, equity in loss of joint venture and
cumulative effect of change in accounting principle                               (263,879)     (1,358,014)       (477,279)


Minority interest in (earnings) loss of subsidiaries                               (67,521)        121,693               -
Equity in loss of joint venture                                                    (74,137)              -               -
                                                                               -----------    ------------     -----------
Loss before cumulative effect of change in accounting principle                   (405,537)     (1,236,321)       (477,279)

Cumulative effect of change in accounting principle                                      -         (70,281)              -
                                                                               -----------    ------------     -----------

          Net loss                                                               ($405,537)    ($1,306,602)      ($477,279)
                                                                               ===========    ============     ===========
Preferred stock:
        Preferred dividends accrued or paid                                       ($50,000)       ($85,384)       ($69,168)
        Accounting deemed dividends                                                      -         (82,877)       (210,655)
                                                                               -----------    ------------     -----------

                                                                                  ($50,000)      ($168,261)      ($279,823)
                                                                               ===========    ============     ===========
Net loss applicable to common stock                                              ($455,537)    ($1,474,863)      ($757,102)
                                                                               ===========    ============     ===========
Net loss per share:
      Basic net loss                                                                ($0.10)         ($0.33)         ($0.13)

      Preferred stock:
          Dividends                                                                  (0.01)          (0.02)          (0.02)
          Accounting deemed dividends                                                (0.00)          (0.02)          (0.05)
                                                                                    ------          ------          ------
                                                                                     (0.01)          (0.04)          (0.07)
                                                                                    ------          ------          ------
Basic net loss applicable to common stock                                           ($0.11)         ($0.37)         ($0.20)
                                                                                    ======          ======          ======
Average-weighted shares outstanding                                              4,003,738       3,972,256       3,773,560
                                                                               ===========    ============     ===========


The accompanying notes are an integral part of these consolidated financial statements.

Grill Concepts, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

                                       Series A    Series B  Series I   Series II         Additional
                                       Preferred  Preferred  Preferred Preferred  Common   Paid-In     Accumulated
                                         Stock       Stock    Stock      Stock     Stock   Capital       Deficit         Total
                                       ---------- ---------- --------- --------- -------- ----------- --------------- ------------
Balance, December 29, 1996              $ 1          $ 1          -         -       $143  $ 9,552,453    ($5,350,117) $ 4,202,481

        Issuance of common of
     Series I and II preferred
     stocks, pursuant to private
     placement                            -            -         $1        $1          2    1,457,998             -     1,458,002

        Dividends of Series A,
     10% Convertible Preferred
     Stock, paid by issuance of
     common stock                         -            -          -         -          1       34,999       (35,000)            -

        Conversion of Series A,
     10% Convertible Preferred
     Stock, to common stock              (1)           -          -         -          7           (6)            -             -

        Dividends of Series B,
     8% Convertible Preferred
     Stock, paid in cash                  -            -          -         -          -        8,473        (8,473)            -

        Conversion of Series B,
     8% Convertible Preferred
     Stock, paid in cash                  -            -          -         -          4           (4)            -             -

        Net loss                          -            -          -         -          -            -      (477,279)     (477,279)
                                  ---------    ---------  ---------  --------       ----  -----------    -----------  -----------

Balance, December 28, 1997               -             1          1         1        157   11,053,913    (5,870,869)    5,183,204
                                  ---------    ---------  ---------  --------       ----  -----------    -----------  -----------

        Dividends of Series B,
     8% Convertible Preferred
     Stock, paid in cash                 -             -          -         -          -       (9,689)            -        (9,689)

        Dividends of Series B,
     8% Convertible Preferred
     Stock, paid by issuance
     of common stock                     -             -          -         -          1       26,839       (26,840)

        Conversion of Series B,
     8% Convertible Preferred
     Stock, to common stock              -            (1)         -         -          2           (1)            -             -

        Net loss                         -             -          -         -          -            -    (1,306,602)   (1,306,602)
                                  ---------    ---------  ---------  --------       ----  -----------    -----------  -----------
Balance, December 27, 1998               -             -          1         1        160   11,071,062    (7,204,311)    3,866,913
                                  ---------    ---------  ---------  --------       ----  -----------    -----------  -----------
        Net loss                         -             -          -         -          -            -      (405,537)     (405,537)
                                  ---------    ---------  ---------  --------       ----  -----------    -----------  -----------
Balance, December 26, 1999               -             -  $       1  $      1       $160  $11,071,062   $(7,609,848)   $3,461,376
                                  =========    =========  =========  ========       ====  ===========    ===========  ===========

Grill Concepts, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                               December 26,    December 27,     December 28,
                                                                                   1999            1998            1997
                                                                              -------------   --------------   --------------
Cash flows from operating activities:
        Net loss                                                                 ($405,537)     ($1,306,602)       ($477,279)
        Adjustments to reconcile net loss to net cash
      provided by operating activities:
             Depreciation and amortization                                       1,195,954        1,137,439          948,631
             Cumulative effect of change in accounting principle                         -           70,281                -
             Unusual charges - write-off of fixed assets                                 -          450,513                -
             Minority interest in (earnings) loss of subsidiaries                   67,521         (121,693)               -
             Equity in loss of joint venture                                        74,137                -                -
             Amortization of preopening costs                                            -                -          337,124
             Changes in operating assets and liabilities:
                   Inventories                                                     (41,549)         (82,500)         (63,394)
                   Receivables                                                    (382,399)          18,759         (310,923)
                   Prepaid expenses and other current assets                       169,027              446           (3,148)
                   Liquor licenses and other assets                                (28,514)          53,535         (171,890)
                   Accounts payable                                                461,813          288,936          216,045
                   Accrued expenses                                                617,758          187,782         (425,755)
                                                                               -----------     ------------      -----------

                          Net cash provided by operating activities              1,728,211          696,896           49,141
                                                                               -----------     ------------      -----------
      Cash flows from investing activities:
        Additions to furniture, equipment and improvements                      (1,117,742)      (3,858,962)      (1,764,721)
        Investment in joint venture                                                (83,606)               -                -
                                                                               -----------     ------------      -----------

                          Net cash used in investing activities                 (1,201,348)      (3,858,962)      (1,764,721)
                                                                               -----------     ------------      -----------
      Cash flows from financing activities:
             Net increase in bank line of credit                                   344,974          110,026          480,000
             Proceeds from long-term debt                                          624,452        3,850,313                -
             Proceeds from investment in San Jose Grill LLC                              -          349,650                -
             Proceeds from issuance of preferred stock                                   -                -        1,500,000
             Payments on stock issuance costs                                            -                -          (41,998)
             Payments on long-term debt                                           (455,436)        (972,617)        (322,172)
             Payments on related party debt                                     (1,126,584)               -                -
             Dividends paid                                                              -           (9,689)               -
                                                                               -----------     ------------      -----------

                          Net cash (used in) provided by financing activities     (612,594)       3,327,683        1,615,830
                                                                               -----------     ------------      -----------

                          Net increase (decrease) in cash and cash                 (85,731)         165,617          (99,750)
                          equivalents

      Cash and cash equivalents, beginning of year                                 438,184          272,567          372,317
                                                                               -----------     ------------      -----------

      Cash and cash equivalents, end of year                                   $   352,453     $    438,184      $   272,567
                                                                               ===========     ============      ===========

      Supplemental cash flows information:
             Cash paid during the year for:
                   Interest                                                    $   378,669     $    156,989      $   180,455
                   Income taxes                                                $     6,000     $      9,500      $     5,400

The accompanying notes are an integral part of these consolidated financial statements.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   Business, Organization and Basis of Presentation

     General

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 26, 1999, the Company owned and operated fifteen restaurants and managed or licensed four additional restaurants, consisting of ten Daily Grill restaurants, three Pizzeria Uno Restaurants, and two The Grill on the Alley restaurants which are owned and operated by the Company, two Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and one Daily Grill restaurant which is licensed by the Company. With the exception of (1) The Grill on the Alley restaurant located in the San Jose Fairmont Hotel, which is operated by a partnership in which the Company has a 50.05% interest, and
     (2) the Daily Grill at Universal Studios, which is operated by a partnership in which the Company has a 50% interest, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 26, 1999 were solely owned and operated on a non-franchise basis by the Company. The three pizzeria Uno Restaurants are operated pursuant to franchise agreements.


     Management's Plans

     The Company has incurred net losses of $ 405,537, $1,306,602 and $477,279 for the fiscal years 1999, 1998 and 1997, respectively, and has a negative working capital of $3,685,268 as of December 26, 1999. Although the Company has recurring losses, the Company generated positive cash flows from operations of $1,728,211, $696,896 and $49,141 for the fiscal years 1999, 1998 and 1997 respectively.


     Management's plans for profitable operations include increasing sales at its existing restaurants and increased cost controls and efficiency gains through the implementation of new information systems, procedures, and management practices. In addition, the Company has shifted some of its business focus to include hotel-based restaurants. Accordingly, the Company has initiated a strategic growth plan whereby the Company plans to operate its restaurants in hotel properties in strategic markets throughout the United States. The Company believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition. As a result, the Company has shown that it is able to expand its restaurant base with little to no equity investment in new locations. Specifically, the new locations to be opened in 2000 are already fully funded through landlord contributions, joint ventures, partnerships, or a combination thereof. The Company will earn management fee income in addition to profit sharing, thereby increasing the predictability of its income stream and significantly enhancing its return on assets. The Company believes that these activities will allow the Company to meet its existing and ongoing obligations, and achieve profitability and better margins from successfully shifting some of its focus to hotel-based restaurants.

     The Company funds its operations through its operating cash flow, and various borrowings. At December 26, 1999 the Company had a bank credit facility of $2.1 million consisting of a line of credit of $1.0 million and a $1.1 term loan payable in 60 equal monthly installments. The line of credit matures in June 2000 and the Company anticipates renewing the credit facility with its current lendor or another bank.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies

     Principles of Consolidation and Minority Interest

     The consolidated financial statements include the accounts of Grill Concepts, Inc., its wholly-owned subsidiaries, which include the three Pizzeria Uno Restaurants and The Grill; The San Jose Grill LLC (a California Limited Liability Company), a majority-owned subsidiary, Chicago-The Grill on the Alley, LLC, a majority-owned subsidiary, and Universal Grill Concepts, Inc. a wholly owned subsidiary. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used for the investment in the joint venture with CA One Services, Inc. ("CA One") relating to Rhino Chasers and the one Daily Grill operated at Los Angeles International Airport ("LAX"), and the Universal CityWalk. During 1998, the Company sold and assigned its interest related to Rhino Chasers and the one Daily Grill operated at LAX to CA One. As a result, the Company's ownership interest related to these two restaurants was terminated.

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.5%. Construction of the restaurant has been funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the other minority interest member of the limited liability company. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

     In connection with the building of a new restaurant, in February 1999, a limited liability company was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant will be funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the other minority interest member of the limited liability company and $750,000 of equipment financing. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.


     Fiscal Year

     The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years 1999, 1998 and 1997 consisted of 52 weeks ended December 26, 1999, December 27, 1998 and December 28, 1997, respectively.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     Concentration of Credit Risk

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

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

2.   Summary of Significant Accounting Policies (Continued)

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

     Goodwill

     Goodwill relates to the excess of cost over the fair value of the net assets of The Grill acquired in April 1996. Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization at December 26, 1999 was $24,392.

     Expendables

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

     Liquor Licenses

     The cost of acquiring liquor licenses are capitalized at cost and are stated at the lower of cost or market.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

2.   Summary of Significant Accounting Policies (Continued)

     Preopening Costs

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

     Advertising and Promotion Costs

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the fiscal years 1999, 1998 and 1997 was $804,275, $928,911 and $486,615,
     respectively.

     Reclassifications

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

     Stock-Based Compensation

     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." As such, no compensation expense is recognized since the Company's

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     stock option grants are generally priced at fair market value on the date of grant. SFAS No. 123, "Accounting for Stock-Based Compensation," established a fair value based methodology for the financial accounting and reporting for stock-based employee compensation plans. The Company has adopted the disclosure-only provisions of SFAS No. 123.

2.   Summary of Significant Accounting Policies (Continued)

     Net Income Per Share

     Pursuant to SFAS No. 128 "Earnings Per Share", basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the Treasury Stock method. Dilutive net income
     (loss) per share is not presented since all of the dilutive shares are antidilutive for the periods presented. Net income (loss) per share for fiscal years 1998 and 1997 has also been adjusted to give effect to the deemed dividends.

     On August 9, 1999, the Company effected a 1-for-4 reverse stock split of the Company's common stock. All shares and per share data have been restated to reflect the reverse stock split.

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

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


2.   Summary of Significant Accounting Policies (Continued)

     Recent Accounting Pronouncements

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


3.   Furniture, Equipment and Improvements, Net

     Furniture, equipment and improvements at December 26, 1999 and December 27, 1998 consisted of:

                                                              1999                 1998
                                                              ----                 ----
     Furniture, fixtures and equipment                     $ 6,213,473          $ 5,784,730
     Leasehold improvements                                  7,155,076            6,810,264
     Motor vehicle                                              22,577               22,577
     Expendables                                               237,841              237,841
     Construction-in-progress                                  334,048                 -
                                                           -----------          -----------

     Furniture, equipment and improvements                  13,963,015           12,855,412

     Less, Accumulated depreciation                         (5,690,506)          (4,513,075)
                                                           -----------          -----------

     Furniture, equipment and improvements, net            $ 8,272,509          $ 8,342,337
                                                           ===========          ===========


4.   Accrued expenses

     Accrued expenses at December 26, 1999 and December 27, 1998 consist of the following:

                                                              1999                 1998
                                                              ----                 ----
     Accrued Payroll                                    $  311,639              $  296,796
     Accrued Sales Tax                                     237,855                 230,051
     Interest                                              176,595                 167,284
     Deferred Rent                                         239,441                  88,769
     Other                                                 698,060                 289,932
                                                        ----------              ----------
                                                        $1,663,590              $1,045,832
                                                        ==========              ==========

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
5.   Debt

     Debt at December 26, 1999 and December 27, 1998 is summarized as follows:

                                                                    1999                1998
                                                                    ----                ----
     Note payable to bank under revolving credit
     agreement, expiring August 1, 2003, payable
     in sixty equal monthly installments starting
     September 1, 1998, plus interest. Also
     available is $1,000,000 under a revolving
     line of credit expiring June 30, 2000 ($935,000
     outstanding at December 26, 1999). Interest is
     payable monthly at the Bank's Reference Rate
     (8.75% at December 26, 1999) plus 0.25%. The
     Company has the option of fixing the interest
     rate. The note is collateralized by an interest
     in the assets of the Company. In addition, two of
     the Company's principal stockholders have
     guaranteed the credit facility and it is their
     intention to continue guaranteeing the credit
     facility upon renewal. In connection with this
     credit facility, the Company is required to comply
     with a number of restrictive covenants, including
     meeting certain debt service cover and liquidity
     requirements. The credit agreement also contains
     a subjective acceleration clause and a
     cross-default provision.                                    $2,035,000             $1,990,026

     Note payable to Small Business Administration
     collateralized by property, payable monthly, $1,648,
     including interest at 4.0%, due September 23, 2006.            116,095                130,905

     Note payable to lessor, uncollateralized, payable
     monthly, $1,435, including interest at 10.0%, due
     April 30, 2013.                                                132,487                136,836


Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

5.    Debt (Continued)

                                                                                        1999                 1998
                                                                                        ----                 -----
      Note payable for equipment, payable monthly, $2,039, due December 8, 2001.
                                                                                      $   39,975           $   58,275

      Note payable for equipment, payable monthly, $14,597, including interest
        at 9.25%, due April 30, 2004.                                                    613,290              726,000


      Note payable for automobile, payable monthly, $755, including interest at
        2.9% due June 18, 1999.                                                                -                5,214
                                                                                      ----------           ----------

                                                                                       2,936,847            3,047,256

Less, Current portion of long-term debt                                                  463,853              455,470
Less, Bank line of credit                                                                935,000              590,026
                                                                                      ----------           ----------

           Long-term portion                                                          $1,537,994           $2,001,760
                                                                                      ==========           ==========

     Principal maturities of long-term debt are as follows:

           Year Ending
           December 31,
           ------------

              2000                                                                    $1,398,853
              2001                                                                       475,444
              2002                                                                       470,373
              2003                                                                       385,929
              2004                                                                        66,918
              Thereafter                                                                 139,330
                                                                                      ----------
                          Total                                                       $2,936,847
                                                                                      ==========

     As of December 26, 1999 and during portions of the year, the Company was not in compliance with certain bank covenants and has received a waiver from the lender with respect to those instances of noncompliance.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Related Parties

     Debt with related parties at December 26, 1999 and December 27, 1998 consisted of:

                                                                                       1999                 1998
                                                                                       ----                 ----
      Uncollateralized note payable to shareholder, with interest payable at a
      rate of 10% per annum.  The note payable and interest is due on July 2000.   $   70,000           $  300,000

      Uncollateralized subordinated note payable to shareholders, with interest payable at a rate of 7.0% per annum.  The note payable and interest is
      due July 2000.                                                                   84,500               84,500

      Uncollateralized note payable to one of the shareholders' revocable trusts
      ($500,000 original principal amount), with interest payable at a rate of
      10.0% per annum.  Management fees received by the Company from the management of the Burbank Daily Grill are remitted as principal and interest payments.  As a result, the current portion at 1999 and
      1998 fiscal year-end is calculated based on projected results of operations of the restaurant.  The note payable and interest is due
      on December 31, 2003.                                                           198,853              466,038

      Uncollateralized subordinated note payable to a member of The San Jose
      Grill LLC ($800,000 original principal amount), with interest payable annually at a rate of 10.0% per annum.  The note payable has no defined payment terms and is due in January 2018.  Substantially all operating cash flows from the limited liability company will be used to pay down
      the note prior to the distribution of funds to the members.                     185,000              700,000

      Collateralized subordinated note payable to a member of Chicago - The
      Grill on the Alley LLC ($510,000 original principal amount).  The note is
      payable monthly, $2,892, including interest at 8%, due April 2010.              510,000                    -
                                                                                   ----------           ----------
                                                                                    1,048,353            1,550,538

      Less, Current portion of notes payable - related parties                        553,058              624,500
                                                                                   ----------           ----------
        Long-term portion                                                          $  495,295           $  926,038
                                                                                   ==========           ==========

Principal maturites of debt with related parties are as follows:

      Year Ending
      December 31,
      ------------
          2000                     $  553,058
          2001                         37,216
          2002                         40,305
          2003                         43,650
          2004                         47,273
          Thereafter                  326,851
                                   ----------
          Total                    $1,048,353
                                   ==========

     The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the note payable to the bank for collateralizing the note with their personal assets. Interest expense totalled $78,734, $66,834 and $37,366 for fiscal years 1999, 1998 and 1997, respectively.

     A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $244,000 for each of the fiscal years 1999, 1998 and 1997.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

6.   Related Parties (Continued)

     The holder of all of the Company's preferred stocks is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the restaurants managed by the Company through management agreements entered into during 1998. Revenue related to this management agreement was $78,000 and $73,000 for the fiscal years 1999 and 1998, respectively.

     In August 1998, the Company entered into an agreement with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of the Company's restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. A portion of the management fees received by the Company as a result of the management agreements entered into with the assistance of HRP is payable to HRP. There were $80,651 and no fees paid related to this agreement for fiscal year 1999 and 1998 respectively. The agreement also provides that the HRP will repay to the Company amount advanced to managed units on behalf of HRP. As of December 26, 1999 and December 27, 1998 $129,266 and no amounts were receivable from HRP. Additionally, the agreement provides that both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

7.   Stockholders' Equity

     In June 1996, the Board of Directors authorized and the Company completed an offering of $1.5 million of 1,500 shares of Series A, 10% Convertible Preferred Stock to an offshore investor. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $9.00 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. The holder of the preferred shares may, at its option, cause any preferred shares remaining outstanding at June 17, 2000 to be redeemed at their initial offering price. During fiscal year 1996, 800 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 433,288 shares of common stock at an average price of $1.84 per share. During fiscal year 1997, all of the remaining 700 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 801,896 shares of common stock at an average price of $0.87 per share. In 1997, the Company paid $35,000 in dividends by issuing common stock, calculated based on the market rate at the issuance date, to the preferred shareholder. There were no accumulated dividends in arrears at December 26, 1999 and December 27, 1998.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------
7.   Stockholders' Equity (Continued)

     In December 1996, the Board of Directors authorized and the Company completed an offering of $650,000 of 65 shares of Series B, 8% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $2.50 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and 181 or more days - 80%. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption; provided, however, that with respect to any preferred shares converted prior to 180 days after issuance, the dividend shall be reduced to 4%. During fiscal year 1997, 33 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 388,067 shares of common stock at an average price of $0.85 per share. During fiscal year 1998, all of the remaining 32 shares of Series B, 8% Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 318,560 shares of common stock at an average price of $1.00 per share. The Company paid $0, $9,689 and $8473 in cash dividends during fiscal years 1999 and 1998, respectively. There were no accumulated dividends in arrears at December 26, 1999 and December 27, 1998.

     In June 1997, the Company completed a private placement of 200,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 750,000 five-year $2.00 warrants and 750,000 five-year $3.00 warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock is convertible into common stock at $1.25 per share. There were no conversions at December 26, 1999 and December 27, 1998.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $1.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $2.50 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 26, 1999. Accumulated dividends in arrears totalled $50,000 and $75,695 as of December 26, 1999 and December 27, 1998, respectively.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Stockholders' Equity (Continued)

     Warrants

     At December 31, 1995, the Company had outstanding 47,698 warrants previously issued by Magellan and exercisable at a price of $8.00 per share. Additionally, in connection with the Exchange and a private placement during 1995, the Company issued an additional 25,000 warrants, which are exercisable at $12.00 per share.

     In connection with the offshore placement of the Series A, 10% Convertible Preferred Stock, the Company issued warrants to acquire an aggregate of 62,500 shares of the Company's common stock at a price of $12.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant providing that the closing bid price of the Company's common stock has equalled or exceeded $18.00 per share for 20 trading days.

     In June 1997, 187,500 warrants exercisable at $8.00 per share and 187,500 warrants exercisable at $12.00 per share were issued in connection with the offering of the Series I Convertible Preferred Stock which is scheduled to expire June 26, 2002. These warrants are subject to cancellation in the event the holders of the Series I Convertible Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the warrants.

     In February 1999, 17,708 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC,. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley. These warrants expire June 2010.

     In February 1999, 8,854 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC,. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley. These warrants expire June 2015.

     In February 1999, 177,083 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC,. These warrants expire April 1, 2005.

     In November 1999, 3,750 warrants exercisable at $2.00 were issued and are scheduled to expire November 2004.

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

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Stockholders' Equity (Continued)

     Options

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. These Plans provide for options to be issued to the Company's employees and others.
     The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five- to ten-year period.

     A total of 572,500 common shares are reserved for issuance pursuant to the these plans. During the year, upon recommendation of the Compensation Committee, 121,625 options were granted at fair value. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. Option quantities and prices have been adjusted for the impact of the 1-for-4 reverse stock-split on August 9, 1999. Transactions during the fiscal years 1999, 1998 and 1997 under the Plans were as follows (included in the following in 1998 options are 10,000 shares from a discontinued plan, which expired in 1998):

                                                      1999                      1998                       1997
                                    -----------------------   ------------------------   ------------------------
                                                 Weighted-                  Weighted-                  Weighted-
                                      Number      Average       Number       Average       Number       Average
                                    of Shares      Option      of Shares      Option      of Shares      Option
                                    ----------    Exercise    -----------    Exercise    -----------    Exercise
                                                   Price                      Price                      Price
                                                 ----------                 ----------                 ----------

Options outstanding at
   beginning of year                320,275      $5.24           356,525         $5.20      277,525         $5.48
Options granted - price less
   than fair value                        -          -                 -             -        3,750          4.00
Options granted - price equals
   fair value                       121,625       4.20             5,000          4.24       95,875          4.24
Options granted - price greater
   than fair value                        -          -                 -             -        8,375          4.68
Options exercised                         -          -                 -             -            -             -
Options cancelled                   (79,088)      4.62           (41,250)         5.24      (29,000)         4.40
                                    -------      -----           -------         -----      -------         -----
Options outstanding at end of
   year                             362,812       5.05           320,275         $5.24      356,525         $5.20
                                    =======      =====           =======         =====      =======         =====
Options exercisable at end of
   year                             227,175                      184,985                    166,380
Options available for grant at
   end of year                      209,688                      252,225                     28,475

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

7.   Stockholders' Equity (Continued)

     The following table summarizes information about stock options outstanding at December 26, 1999 (shares in thousands):

                                        Options Outstanding                    Options Exercisable
                           ---------------------------------------------   -----------------------------
                               Number          Weighted-                           Number
                            Outstanding at      Average        Weighted-        Outstanding at    Weighted-
Range of                     December 26,      Remaining        Average          December 26,     Average
Exercise Price                 1999         Contractual Life  Exercise Price          1999       Exercise Price
------------------------    --------------  ----------------- ---------------   -------------    --------------

$4.00 to $4.68                164,187            7.7             $4.23             64,750            $4.36
$5.36 to $6.12                198,625            4.0             $5.72            162,425            $5.70
                              -------                                             -------
                              362,812                                             227,175
                              =======                                             =======

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 1999 and 1998 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                     1999                   1998                   1997
                                                                     ----                   ----                   ----
          Net loss, as reported                                   (405,537)            ($1,306,602)             ($477,279)
          Net loss, pro forma                                     (419,625)            ($1,388,600)             ($803,869)
          Net loss per share, as reported                           ($0.10)                 ($0.33)                ($0.13)
          Net loss per share, pro forma                             ($0.10)                 ($0.35)                ($0.21)

     The fair value of each option grant issued in fiscal year 1999,1998 and 1997 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 54.11% to 66.72%, (c) risk-free interest rates ranging from 4.69% to 6.45%, and (d) expected option lives of five years.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

8. Unusual Charges and Adoption of Statement of Position 98-5, "Reporting On the Costs of Start-Up Activities"

     The Company recorded a charge to earnings of $450,513 for the write-off of long-lived assets related to a Daily Grill restaurant and one of the Pizzeria Uno restaurants in 1998 in accordance with SFAS No. 121. The carrying values of the fixed assets were completely written off due to negative projected future cash flows pertaining to the two restaurants. The charge was recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1998. The write-off of the fixed assets of the two restaurants impacted the Company's reported results for fiscal 1998 by approximately $0.11 per basic share.

     The Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard, issued in 1998 by the AICPA, requires entities to expense all start-up and preopening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle was $70,281. This new accounting standard will accelerate the Company's recognition of preopening costs but will benefit the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,318 or $0.13 per basic share. This incremental impact has been included in the Consolidated Statements of Operations under Unusual Changes for fiscal year 1998.

9.   Pension Plan

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees of the Company to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the fiscal years 1999, 1998 and 1997, the Company made no contributions to the Plan.

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

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

             Fiscal Year Ending
             ------------------
                     2000                                      $ 2,234,738
                     2001                                        2,335,630
                     2002                                        2,266,443
                     2003                                        2,212,146
                     2004                                        2,138,305
                     Thereafter                                  8,362,165
                                                               -----------
                                   Total                       $19,549,426
                                                               ===========

     Rent expense was $2,938,534, $2,590,021 and $2,325,263 for fiscal years 1999, 1998, and 1997 respectively, including $235,847, $171,955 and
     $139,087 for 1999, 1998 and 1997, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of stipulated amounts.

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

     The Company plans on 1 new restaurant opening during 2000. The restaurant is structured as an LLC. In connection with the building of the restaurant, the Company is obligated for a portion of the start-up and/or construction costs.

11.  Income Taxes

     The provisions for income taxes for the fiscal years ended 1999, 1998 and 1997 are as follows:

                                                          1999                   1998                   1997
                                                          ----                   ----                   ----
               Current - federal                           -                      -                      -
               Current - state                            6,000                 $9,500                 $5,000
                                                          -----                 ------                 ------

                                                          6,000                 $9,500                 $5,000
                                                          =====                 ======                 ======

     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                          1999                    1998                      1997
                                                          ----                    ----                      ----


Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Federal tax rate                                                   (34.0%)               (34.0%)                   (34.0%)
Net operating loss for which no tax benefit
was realized                                                        23.6%                 25.0%                     23.0%
Other                                                               12.0%                 10.0%                     12.0%
                                                                   -----                 -----                     -----

Effective tax rate                                                   1.6%                  1.0%                      1.0%
                                                                   =====                 =====                     =====

     Deferred tax assets and liabilities consist of the following as of December 26, 1999 and December 27, 1998:

                                                               1999                    1998                      1997
                                                               ----                    ----                      ----
Deferred tax assets:
          Net operating loss                                   1,469,881            $ 1,435,707               $ 1,201,724
          Fixed assets                                           809,958                883,183                   219,105
          Preopening costs                                       106,018                148,841                         -
          State taxes                                                  -                      -                   198,376
          General business credit                                561,563                384,716                   251,347
          Other                                                   49,358                 17,402                    13,035
                                                              ----------            -----------               -----------

          Total gross deferred tax assets                      2,996,778              2,869,849                 1,883,587

Less, Valuation allowance                                     (2,827,325)            (2,701,262)               (1,859,692)
                                                              ----------            -----------               -----------

          Net deferred tax assets                                169,453                168,587                    23,895

Deferred tax liabilities:
          Intangible assets                                     (169,453)              (168,587)                  (23,895)
                                                              ----------            -----------               -----------
          Net deferred tax assets and
          liabilities                                         $        -            $         -               $      -
                                                              ==========            ===========               ===========

     At December 26, 1999, the Company has available federal and state net operating loss carryforwards of $3,510,000 and $2,763,000 respectively, that may be utilized to offset future federal and state taxable earnings. These net operating losses begin to expire in 2006 and 2000, respectively. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

12.  New Openings

     During 1998 the Company signed and executed a joint venture agreement with Universal Studios, Inc. to open a Daily Grill restaurant at Universal Studios CityWalk Hollywood, California. This restaurant opened in July 1999.

     The Company also converted a managed restaurant in the Burbank Hilton Hotel to a Daily Grill format and began management of a Daily Grill in the Georgetown Inn.

     In connection with the building of a new restaurant, Chicago - The Grill on the Alley LLC ("Chicago LLC") was formed in February 1999 for the operation of a "The Grill" restaurant at the Chicago Westin Hotel in Chicago, Illinois. The restaurant is scheduled to open in June 2000 and will be operated pursuant to a management agreement.

Grill Concepts, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     The Chicago LLC obtained a $1,699,000 senior convertible promissory note at a rate of 8% per annum, with quarterly payments to begin on April 1, 2000. The note will mature on October 1, 2009. The Company guaranteed repayment of the loan to the Chicago LLC and issued 203,645 warrants to acquire common stock at $7.00 per share.

     Store Closings

     In November 1999, the Company ceased to operate the Daily Grill restaurant in Salt Lake City, Utah.


13.  Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for fiscal years 1999 and 1998 is as follows:

                                                    March 28,     June 27,     September 26,    December 26,
Quarter Ended                                          1999         1999           1999             1999
-------------                                      -----------   -----------   --------------   -------------
Total revenues                                     $10,288,042   $9,567,423       $9,101,697    $ 10,018,814

Income (loss) from operations                          377,986      233,364            8,210        (501,792)

Net income (loss)                                      262,258      109,789         (211,468)       (566,116)

Basic net loss per share                           $      0.07   $     0.02       $    (0.05)          (0.14)

                                                    March 29,     June 28,     September 27,    December 27,
Quarter Ended                                          1998         1998           1998             1998
-------------                                      -----------   -----------   --------------   -------------

Total revenues                                     $ 8,361,241   $8,450,280       $8,641,440      $9,455,144

Income (loss) from operations                          101,180     (354,890)        (196,806)       (667,186)

Net income (loss)                                       60,861     (369,729)        (201,880)       (795,854)

Basic net loss per share                           $      0.02   $     0.10       $    (0.05)     $    (0.20)
