Form 10-Q
period 2000-03-26
GRILL CONCEPTS INC
filed 2000-05-10
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

            For the transition period from _________ to __________ .

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                           13-3319172
--------------------------------                           --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                             Identification No.)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        ------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 820-5559
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                ------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----   ------

     As of May 5, 2000, 4,003,738 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX

                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements

         Consolidated Condensed Balance Sheets - March 26, 2000
         and December 26, 1999............................................     1

         Consolidated Condensed Statements of Operations - For the three
         months ended March 26, 2000 and March 28, 1999...................     3

         Consolidated Condensed Statements of Cash Flows - For the three
         months ended March 26, 2000 and March 28, 1999...................     4

         Notes to Consolidated Condensed Financial Statements.............     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................     6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......    11

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................    11

SIGNATURES................................................................    12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS




                                                    March 26,      December 26,
                                                      2000            1999
                                                   -----------    --------------
                                                   (unaudited)

Current assets:
     Cash and cash equivalents                      $ 725,095    $   352,453
     Inventories                                      433,176        426,680
     Receivables                                      826,890        738,757
     Prepaid expenses & other current assets          121,136        294,251
                                                   ----------     ----------
         Total current assets                       2,106,297      1,812,141

Furniture, equipment and improvements, net          9,076,043      8,272,509

Goodwill, net                                         219,341        221,437
Liquor licenses                                       651,441        646,647
Other assets                                          372,369        334,818
                                                   ----------     ----------
         Total assets                             $12,425,491    $11,287,552
                                                   ==========     ==========


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                                       March 26,          December 26,
                                                                         2000                 1999
                                                                     -----------          ------------
                                                                     (unaudited)

Current liabilities:
     Bank line of credit                                             $  823,400           $   935,000
     Accounts payable                                                 1,911,164             1,881,908
     Accrued expenses                                                 1,972,322             1,663,590
     Current portion of long term debt                                  510,479               463,853
     Note payable - related parties                                     300,731               553,058
                                                                     -----------           -----------
         Total current liabilities                                    5,518,096             5,497,409

Long-term debt                                                        1,513,907             1,537,994
Notes payable - related parties                                         486,321               495,295
                                                                     -----------           -----------
         Total liabilities                                            7,518,324             7,530,698
                                                                     -----------           -----------
Minority interest                                                     1,172,359               295,478

Stockholders' equity:
Series I,  Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, 1,000 shares
     issued and outstanding in 2000 and 1999                                  1                     1
Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, 500 shares issued
     and outstanding in 2000 and 1999                                         1                     1
Common stock, .00004 par value; 7,500,000 shares
     Authorized, 4,003,738 shares issued and outstanding
     in 2000 and 1999                                                       160                   160
Additional paid-in capital                                           11,071,062            11,071,062
Accumulated deficit                                                  (7,336,416)           (7,609,848)
                                                                     -----------           -----------
         Total stockholders' equity                                   3,734,808             3,461,376
                                                                     -----------           -----------
Total liabilities, minority interest and stockholders' equity      $ 12,425,491           $11,287,552
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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                         Three Months Ended
                                                                 -----------------------------------
                                                                  March 26,              March 28,
                                                                    2000                   1999
                                                                 -----------            ------------

Revenues:
     Sales                                                     $ 10,675,990           $10,163,195
     Management and license fees                                    149,740               124,847
                                                                -----------           -----------
         Total revenues                                          10,825,730            10,288,042

Cost of sales                                                     3,009,685             2,815,682
                                                                -----------           -----------
     Gross profit                                                 7,816,045             7,472,360
                                                                -----------           -----------

Costs and expenses
     Restaurant operating expenses                                6,304,113             6,002,125
     General and administrative                                     801,295               804,429
     Depreciation and amortization                                  286,684               287,820
     Preopening costs                                                20,509                     -
                                                                -----------           -----------
         Total operating expenses                                 7,412,601             7,094,374
                                                                -----------           -----------

     Income from operations                                         403,444               377,986

     Interest expense, net                                          (83,907)              (95,556)
                                                                -----------           -----------
     Income before provision for income taxes,
       minority interest and equity in loss of
       joint venture                                                319,537               282,430

Provision for income taxes                                           (4,000)               (2,000)
Minority interest                                                   (32,636)              (18,172)
Equity in loss of joint venture                                      (9,469)                    -
                                                                -----------           -----------
     Net income                                                   $ 273,432             $ 262,258
                                                                ===========           ===========
Preferred stock:
     Preferred dividends                                            (12,500)              (12,500)
                                                                -----------           -----------

Basic net income applicable to common stock                       $ 260,932             $ 249,758
                                                                ===========           ===========
Net income per share:
     Basic net income                                                 $0.07                 $0.06
Preferred stock:
     Dividends                                                         0.00                  0.00
                                                                -----------           -----------
Basic net income applicable to common stock                           $0.07                 $0.06
                                                                ===========           ===========

Weighted average shares outstanding                               4,003,738             4,003,738
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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Three Months Ended
                                                                  --------------------------------
                                                                   March 26,            March 28,
                                                                     2000                  1999
                                                                  ----------           -----------

Cash flows from operating activities
     Net income                                                   $ 273,432             $ 262,258
     Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                              286,684               287,870
         Minority interest in earnings of subsidiary                 32,636                18,172
         Equity in loss of joint venture                              9,469                     -
     Changes in operating assets and liabilities
         Inventories                                                 (6,496)               (2,788)
         Receivables                                                (88,133)             (441,302)
         Prepaid expenses                                           173,115               219,111
         Other assets                                               (42,345)               40,381
         Accounts payable                                            29,256              (250,662)
         Accrued expenses                                           308,732               204,625
                                                                ------------           ------------
Net cash provided by operating activities                           976,350               337,665
                                                                ------------           ------------

Cash flows from investing activities:
     Additions to furniture, equipment and improvements          (1,115,114)             (235,395)
                                                                ------------           ------------
Net cash used in investing activities                            (1,115,114)             (235,395)
                                                                ------------           ------------
Cash flows from financing activities:
     Proceeds from (payments on) line of credit                    (111,600)                9,974
     Payments on related party debt                                (239,474)             (153,950)
     Payments on debt                                              (129,013)                    -
     Borrowings on notes payable                                    114,612                     -
     Proceeds from investment in Chicago Grill                      876,881                     -
                                                                ------------           ------------
Net cash provided by (used in) financing activities                 511,406              (143,976)
                                                                ------------           ------------
Net increase (decrease) in cash and cash equivalents                372,642               (41,706)
Cash and cash equivalents, beginning of period                      352,453               438,184
                                                                ------------           ------------
Cash and cash equivalents, end of period                          $ 725,095             $ 396,478
                                                                ============           ============
Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                                     $84,629              $109,941
     Income taxes                                                   $ 4,000                     -


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 26, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 26,1999. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2000.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   PREOPENING COSTS

     In accordance with AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities", the Company expenses all start-up and preopening costs as they are incurred.

3.   FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The new standard will not have a material impact on the Company's financial statements.

4.   REVERSE STOCK SPLIT

     On August 9, 1999, the Company effected a 1-for-4 reverse stock split of the Company's common stock. All share and per share data have been restated to reflect the reverse stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 26, 1999.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted.

                                                           Three Months Ended
                                                       March 26,       March 28,
                                                         2000            1999
                                                      -----------     ----------
                                                           %               %
Revenues:
Company restaurant sales                                 98.6           98.8
     Management and license fees                          1.4            1.2
                                                       -------        -------
         Total revenues                                 100.0          100.0

Cost of sales                                            27.8           27.4
                                                       -------        -------
         Gross profit                                    72.2           72.6
                                                       -------        -------
     Restaurant operating expenses                       58.2           58.3
     General and administrative                           7.4            7.8
     Depreciation and amortization                        2.7            2.8
     Preopening costs                                     0.2            0.0
                                                       -------        -------
         Total operating expenses                        68.5           68.9

         Operating income                                 3.7            3.7

Interest expense, net                                    (0.8)          (0.9)
                                                       -------        -------
     Income before taxes, minority interest and equity
     in loss of joint venture                             2.9            2.8
Provision for income taxes                                0.0            0.0
Minority interest                                         0.0            0.0
Equity in loss of joint venture                          (0.4)          (0.2)
                                                       -------        -------
     Net income                                           2.5            2.6
                                                       =======        =======

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                       First Quarter              Total open at
                                         Openings                 End of Quarter
                                   FY 2000      FY 1999     FY 2000          FY 1999
                                  ---------    ---------   ---------        ---------

Daily Grill Restaurants:
     Company owned                    -            1            10                9
     Managed and/or licensed          -            -             2                2
Grill on the Alley restaurants:
     Company owned                    -            -             2                2
Pizza restaurants                     -            -             3                3
Other restaurants
     Managed and/or licensed          -            -             2                2
                                  -------       ------        ------          -------
Total                                 0            1            19               18
                                  =======       ======        ======          =======

                                                        Three Months Ended
                                                 -------------------------------
                                                 March 26, 2000   March 28, 1999
                                                 --------------   --------------
Weighted average weekly sales per company
owned restaurant:
     Daily Grill                                   $61,886          $59,048
     Grill on the Alley                             83,939           75,228
     Pizza restaurants                              32,127           33,299

Change in comparable restaurants
     Daily Grill                                      4.8%             2.5%
     Grill on the Alley                              11.6%             1.6%
     Pizza restaurants                              (3.5%)           (1.3%)

Total system revenues:
     Daily Grill                                $7,240,622       $6,908,617
     Grill on the Alley                          2,182,405        1,955,923
     Pizza restaurants                           1,252,963        1,298,655

Management and license fees                        149,740          124,847
                                                -----------     -----------
Total revenue                                  $10,825,730      $10,288,042
                                                ===========     ===========

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three Months Ended March 26, 2000 as Compared to the Three Months Ended March 28, 1999

The results of operations for the three month periods ended March 26, 2000 and March 28, 1999 include the operations of nine Daily Grill restaurants; three Pizzeria Uno units; The Grill restaurant and the San Jose Grill restaurant. During the 2000 period, the Company, through its 50% partnership interest, operated a Daily Grill Short Order at Universal Studios CityWalk. The results of that restaurant are reported under the equity method and, therefore, are not included in consolidated revenues or operating results, other than management fees from that restaurant.

The Company's revenues for the three-month period increased 5.2% to $10,826,000 from $10,288,000 for the same period in 1999. Total revenues included $10,676,000 of sales revenues and $150,000 of management and licensing fees in 2000 as compared to $10,163,000 of sales revenues and $125,000 of management and licensing fees in 1999. The increase of $513,000, or 5.0%, in sales revenues is the result of increased same store sales. Management and licensing fees increased 20% to $150,000 in 2000 from $125,000 for the same period in 1999. This resulted primarily from the addition of fees from the Universal CityWalk Daily Grill, which opened in July 1999.

In  addition  to  the  restaurants  owned  by  the  Company,   which  sales  are
consolidated and included in the results of operations for the Company, the Company manages four other restaurants. Total revenues for all 19 restaurants owned and managed by the Company were $13,465,000 and $11,664,000 for the three months ended March 2000 and 1999 respectively. This represents an increase of $1,801,000 or 15.4%.

Cost of sales increased 6.9% and increased as a percentage of sales from 27.4% to 27.8%. This increase in cost of sales as a percentage of sales during the 2000 period is attributable principally to higher food costs associated with the San Jose Grill and Beverly Hills Grill restaurants. As a result, dollar gross profit increased 4.6% from $7,472,000 (72.6% of sales) in 1999 to $7,816,000
(72.2% of sales) in 2000.

Restaurant operating expenses increased 5.0% to $6,304,000 in 2000 from $6,002,000 in 1999. The dollar increase in restaurant operating expenses was primarily attributable to additional sales in same stores. However, restaurant operating expenses as a percentage of sales decreased from 58.3% in 1999 to 58.2% in 2000.

General and administrative expenses decreased 0.4% to represent 7.4% of sales in the 2000 three month period while amounting to 7.8% of sales in the 1999 three month period.

Depreciation and amortization expense remained constant during the 2000 three month period representing 2.7% of sales in 2000 and 2.8% of sales in 1999.

All preopening costs incurred during this period relate to the opening of Chicago Grill on the Alley, scheduled for June 2000 and were fully funded through landlord contributions, and LLC member contributions and were expensed as incurred.

The three month operations also reflect a net minority interest in the earnings of subsidiaries of $33,000 in 2000 and $18,000 in 1999 from the inclusion of the results of the San Jose Grill L.L.C. in the 1999 and 2000 periods and the Chicago Grill on the Alley for the 2000 three month period.

The Company incurred a charge of $9,000 for its equity in the loss of joint venture, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios CityWalk.

The Company reported dividends on preferred stock of $12,500 in each of the three-month periods ending March 26, 2000 and March 28, 1999.

Material Changes in Financial Condition, Liquidity and Capital Resources

At March 26, 2000 the Company had negative working capital of $3.4 million and a cash balance of $0.7 million compared to negative working capital of $3.7 million and a cash balance of $0.4 million at December 26, 1999.

The favorable change in working capital was primarily attributable to the operating profit during the period along with an increase in receivables, accounts payable and accrued expenses and a decrease in prepaid expenses.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At March 26, 2000, the Company had existing bank borrowing of $1.9 million, a loan from a San Jose Grill L.L.C. member of $0.1 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.7 million, equipment loans of $0.8 million and loans/advances from a landlord and others of $0.1 million.

As of May 1, the Company had opened no Daily Grill restaurants in 2000. The Company will open a majority owned hotel-based the Grill restaurant in June 2000 in the Chicago Westin Hotel. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

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

Future Accounting Requirements

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001. The Company does not believe that the new standard will have a material impact on the Company's financial statements.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 2000, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, the following developments during the first half of this year may impact future operating results.

The Company's operations during the last two quarters of 2000 are expected to reflect the opening of a 60% owned The Grill restaurant in Chicago, Illinois.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $1,848,000 at March 26, 2000. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

                                                    GRILL CONCEPTS, INC.


Dated: May 10, 2000                                 By: /s/ Robert Spivak
                                                       -------------------------
                                                          President and Chief
                                                          Executive Officer

Dated: May 10, 2000                                 By:/s/ Margaret L. Debevec
                                                       -------------------------
                                                          Principal Accounting
                                                          Officer