Form 10-Q
period 2000-06-25
GRILL CONCEPTS INC
filed 2000-08-09
CIK 895041

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 25, 2000

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______.

                          Commission File No. 0-23226

                             GRILL CONCEPTS, INC.
                             --------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                13-3319172
     ----------------------------               --------------------
    (State or other jurisdiction                   (IRS Employer
   of incorporation or organization)            Identification No.)

       11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
       -----------------------------------------------------------------
              (Address of principal executive offices)(Zip code)

                                (310) 820-5559
                   ----------------------------------------
             (Registrant's telephone number, including area code)

        ---------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No____
                                              ---

         As of August 4, 2000, 4,203,738 shares of Common Stock of the issuer were outstanding.

                             GRILL CONCEPTS, INC.
                             --------------------

                                     INDEX

                                                                                                             Page
                                                                                                             Number
                                                                                                             ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           June 25, 2000 and December 26, 1999...............................................................    1

         Consolidated Condensed Statements of Operations -
           For the three months and six months ended June
           25, 2000 and June 27, 1999........................................................................    3

         Consolidated Condensed Statements of Cash Flows - For the six months ended June 25, 2000 and

           June 27, 1999.....................................................................................    4

         Notes to Consolidated Condensed Financial Statements................................................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................................................      6

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................      12

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders..............................................      12

Item 6.  Exhibits and Reports on Form 8-K.................................................................      13

SIGNATURES................................................................................................      14

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                    ASSETS

                                                     June 25,       December 26,
                                                       2000             1999
                                                  ------------      -----------
                                                    (unaudited)
Current assets:
     Cash and cash equivalents                    $    553,531      $   352,453
     Inventories                                       540,572          426,680
     Receivables                                       495,242          738,757
     Prepaid expenses                                  222,321          294,251
                                                  ------------      -----------

       Total current assets                          1,811,666        1,812,141
                                                  ------------      -----------

Furniture, equipment, & improvements, net            9,706,834        8,272,509

Goodwill, net                                          217,245          221,437

Liquor licenses                                        678,284          646,647

Other assets                                           363,656          334,818
                                                  ------------     ------------

       Total assets                               $ 12,777,685     $ 11,287,552
                                                  ============     ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Continued)

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                                          June 25,                 December 26,
                                                                            2000                        1999
                                                                        ------------              --------------
                                                                         (unaudited)
Current liabilities:
     Bank line of credit                                                $   500,000                 $   935,000
     Accounts payable                                                     1,742,185                   1,881,908
     Accrued expenses                                                     2,010,206                   1,663,590
     Current portion of long term debt                                      608,650                     463,853
     Note payable - related party                                           321,227                     553,058
                                                                       ------------                 -----------
       Total current liabilities                                          5,182,268                   5,497,409

Long-term debt                                                            2,186,147                   1,537,994
Notes payable - related parties                                             471,000                     495,295
                                                                       ------------                 -----------

       Total liabilities                                                  7,839,415                   7,530,698

Minority interest                                                         1,324,057                     295,478

Stockholders' equity:
 Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares
     authorized, 1,000 shares
     issued and outstanding in 2000 and 1999                                      1                           1
  Series II, 10% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares,
     authorized, 500 shares
     issued and outstanding in 2000 and 1999                                      1                           1
  Common stock, $.00004 par value; 7,500,000 shares
     authorized, 4,003,738 shares issued and outstanding
     in 2000 and 1999                                                           160                         160
  Additional paid-in capital                                             11,071,062                  11,071,062
  Accumulated deficit                                                    (7,457,011)                 (7,609,848)
                                                                       ------------                 -----------

     Total stockholders' equity                                           3,614,213                   3,461,376
                                                                       ------------                 -----------
       Total liabilities, minority interest and
           stockholders' equity                                         $12,777,685                 $11,287,552
                                                                       ============                 ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                      Three Months Ended                  Six Months Ended
                                              ------------------------------     ---------------------------------
                                              June 25, 2000    June 27, 1999     June 25, 2000      June 27, 1999
                                              ------------------------------     ---------------------------------
Revenues:
     Sales                                      $10,195,015       $9,455,959       $20,871,005        $19,619,154
     Management and license fees                    146,350          111,464           296,090            236,311
                                               ------------     ------------      -------------      -------------
       Total revenues                            10,341,365        9,567,423        21,167,095         19,855,465
Cost of sales                                     2,938,597        2,614,415         5,948,282          5,430,097
                                               ------------     ------------      -------------      -------------
Gross profit                                      7,402,768        6,953,008        15,218,813         14,425,368

Costs and expenses:
     Restaurant operating expenses                6,017,244        5,639,126        12,321,357         11,641,226
     General and administrative                     874,668          797,473         1,675,963          1,601,902
     Depreciation and amortization                  296,684          283,045           583,368            570,865
     Preopening costs                               437,419                -           457,928                 -
                                               ------------     ------------      -------------      -------------
       Total operating expenses                   7,626,015        6,719,644        15,038,616         13,813,993

Income (loss) from operations                      (223,247)         233,364           180,197            611,375
Interest expense, net                               (96,750)        (111,558)         (180,657)          (207,114)
Provision for income taxes                           (1,600)          (2,000)           (5,600)            (4,000)
Equity in loss of joint venture                           -                -            (9,469)                 -
Minority interest in loss (earnings) of
 subsidiary                                         201,002          (10,017)          168,366            (28,189)
                                               ------------     ------------      -------------      -------------

Net income (loss)                               $  (120,595)     $   109,789       $   152,837        $   372,072
                                               ------------     ------------      -------------      -------------
Preferred stock:
     Preferred dividends accrued or paid            (12,500)         (12,500)          (25,000)           (25,000)
                                               ------------     ------------      -------------      -------------
Net income (loss) applicable to
 common stock                                   $  (133,095)     $    97,289       $   127,837        $   347,072
                                               ============     ============      =============      =============
Net income (loss) per share:
     Basic net income (loss)                    $     (0.03)     $      0.02       $      0.03        $      0.09
                                               ------------     ------------      -------------      -------------
     Preferred stock
       Dividends:                                     (0.00)           (0.00)            (0.00)             (0.00)
                                               ------------     ------------      -------------      -------------
Basic net income (loss) applicable to
 common stock                                   $     (0.03)     $      0.02       $      0.03        $      0.09
                                               ============     ============      =============      =============
Average weighted shares outstanding               4,003,738        4,003,738         4,003,738          4,003,738
                                               ============     ============      =============      =============

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                        Six Months Ended
                                                                               --------------------------------
                                                                                    June 25,       June 27,
                                                                                      2000           1999
                                                                               ---------------   --------------
Cash flows from operating activities:

     Net income                                                                 $ 152,837         $  372,072
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                            583,368            570,865
         Minority interest in net loss                                            168,366             28,189
     Changes in operating assets and liabilities
         Inventories                                                             (113,892)           (77,301)
         Receivables                                                              243,515           (144,069)
         Prepaid expenses                                                          71,930            (10,227)
         Liquor Licences and other assets                                         (60,475)            78,092
         Accounts payable                                                        (139,723)           (22,035)
         Accrued liabilities                                                      346,616            375,545
                                                                               ----------        -----------

     Net cash provided by operating activities                                  1,252,542          1,171,131
                                                                               ----------        -----------

Cash flows from investing activities:

     Additions to furniture, equipment and improvements                        (2,013,501)          (524,346)
                                                                               ----------        -----------

     Net cash used in investing activities                                     (2,013,501)          (524,346)
                                                                               ----------        -----------

Cash flows from financing activities:

     Proceeds from equipment financing                                            995,096                  -
     Net proceeds from investment in Chicago Grill                                860,213                  -
     Net change on line of credit                                                (435,000)             9,974
     Payments on long-term debt                                                  (458,272)          (561,686)
                                                                               ----------        -----------

     Net cash provided by (used in) financing activities                          962,037           (551,712)
                                                                               ----------        -----------

Net increase in cash and cash equivalents                                         201,078             95,073

Cash and cash equivalents, beginning of period                                    352,453            438,184
                                                                               ----------        -----------

Cash and cash equivalents, end of period                                        $ 553,531         $  533,257
                                                                                =========         ==========

Supplemental cash flow information: Cash paid during the period for:

         Interest                                                               $ 215,608          $ 157,151
         Income taxes                                                                   -                  -

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 26, 1999 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 26, 1999. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 31, 2000.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   PREOPENING COSTS

     In accordance with AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," the Company expenses all start-up and pre-opening costs as they are incurred.

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

5.   SUBSEQUENT EVENTS

On July 11, 2000 the Company made a strategic decision to close and closed, its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. Management does not anticipate significant losses due to the closure.

In July 2000, the holder of Series I Convertible Preferred Stock converted 1,000 shares of preferred stock into 200,000 shares of common stock.

On August 1, 2000 the Company received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over the next four years. In connection with the loan, the Company issued 40,000 warrants.

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

Results of Operations.

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                                          Three Months Ended                   Six Months Ended
                                                     -----------------------------       ----------------------------
                                                      June 25,         June 27,           June 25,          June 27,
                                                        2000              1999              2000              1999
                                                     ----------        ----------        ----------        ----------
Revenues:
    Company restaurant sales                             98.6 %             98.8 %           98.6 %            98.8 %
    Management and license fees                           1.4                1.2              1.4               1.2
                                                      -------             ------          -------           -------
         Total operating revenues                       100.0 %            100.0 %          100.0 %           100.0 %

Cost of sales                                            28.4               27.3             28.1              27.3
                                                      -------             ------          -------           -------
     Gross profit                                        71.6               72.7             71.9              72.7
                                                      -------             ------          -------           -------

     Restaurant operating expense                        58.2               58.9             58.2              58.6
     General and administrative expense                   8.5                8.3              7.9               8.1

     Depreciation and amortization                        2.9                3.0              2.8               2.9
     Preopening costs                                     4.2                0.0              2.2               0.0
                                                      -------             ------          -------           -------
          Total operating expenses                       73.7               70.2             71.0              69.6
                                                      -------             ------          -------           -------


          Operating income (loss)                        (2.2)               2.4              0.9               3.1

Interest expense, net                                    (0.9)              (1.2)            (0.9)             (1.0)

Provision for taxes                                       0.0                0.0              0.0               0.0
Minority interest in loss (earnings) of subsidiary        1.9               (0.1)             0.8              (0.1)
Equity in loss of joint venture                           0.0                0.0              0.0               0.0
                                                      -------             ------          -------           -------
Net income (loss)                                        (1.2)%              1.1%             0.7%              1.9%
                                                      =======             ======          =======           =======


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                             Second Quarter            Year-to-date           Total open at
                                                Openings                 Openings             End of Quarter
                                            -----------------      -------------------      --------------------
                                            FY 2000   FY 1999      FY 2000     FY 1999      FY 2000      FY 1999
                                            -------   -------      -------     -------      -------      -------
Daily Grill restaurants:(1)
    Company owned                             --          --            --         --            10           9
    Managed and/or licensed                   --           1            --          3             3           4
Grill on the Alley restaurants:
    Company owned                              1          --             1         --             3           2
Pizza restaurants                             --          --            --         --             3           3
Other restaurants(1)
    Managed and/or licensed                   --          --            --         --             1           1
                                           -----       -----         -----      -----          ----        ----
Total                                          1           1             1          3            20          19
                                           =====       =====         =====      =====          ====        ====

(1) The Company's Licensed Daily Grill restaurant at LAX has been moved from the Other restaurant category and is now included as a Daily Grill restaurant. The prior year information has been adjusted to reflect this change.


                                                                     Three Months Ended                 Six Months Ended
                                                                ---------------------------         --------------------------
                                                                 June 25,          June 27,          June 25,         June 27,
                                                                   2000              1999              2000             1999
                                                                ----------        ----------        ---------          -------
Weighted average weekly sales per company owned restaurant:

    Daily Grill                                                $    57,965        $   54,960      $    59,925         $  57,004
    Grill on the Alley                                              74,863            66,915           79,401            71,071
    Pizza restaurants                                               31,216            32,644           31,671            32,971

Change in comparable restaurant (1):

    Daily Grill                                                        5.3%               --%             5.0%              1.2%
    Grill on the Alley                                                11.9%              4.2%            11.7%              2.8%

    Pizza restaurants                                                 (4.4)%            (1.0)%           (3.9)%            (1.2)%

Total system revenues:
    Daily Grill                                                $ 6,781,888        $6,443,071      $14,022,510       $13,351,688
     Grill on the Alley                                          2,195,714         1,739,782        4,378,119         3,695,705
    Pizza restaurants                                            1,217,413         1,273,106        2,470,376         2,571,761

Management and license fees                                        146,350           111,464          296,091           236,311
                                                            --------------      ------------     ------------      ------------

Total                                                          $10,341,365        $9,567,423      $21,167,095       $19,855,465
                                                            ==============      ============     ============      ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Six Months Ended June 25, 2000 as compared to the Three and Six Months Ended June 27, 1999

During the 2000 period, the Company, through its 50% partnership interest, operated a Daily Grill Short Order at Universal Studios CityWalk. The results of that restaurant are reported under the equity method and, therefore, are not included in consolidated revenues or operating results, other than management fees from that restaurant. Additionally, the 2000 periods include two weeks of operations of the Company's newly opened Chicago - The Grill on the Alley restaurant.

Revenues

Revenues for the second quarter of fiscal year 2000 increased to $ 10.3 million, or 7.3% over the $ 9.6 million generated for the same quarter of fiscal 1999. Revenues for the six months ended June 25, 2000 rose 6.6% to $ 21.2 million from the $ 19.9 million generated for the same period of fiscal year 1999. Total revenues included $ 10.2 million of restaurant sales revenues and $ 146,000 of management and licensing fees for the second quarter and $ 20.9 million of restaurant sales revenues and $ 296,000 of management and licensing fees for the first six months of 2000. This compares to $ 9.5 million of restaurant sales revenues and $ 111,000 of management and licensing fees for the 1999 quarter and $ 19.6 million of restaurant sales revenues and $ 236,000 of management and licensing fees for the first six months of 1999. The increase in restaurant sales revenues for both the quarter ($ 0.7 million, or 7.4 %) and the six months ($ 1.3 million, or 6.6%) was primarily attributable to an increase in same store sales, plus two weeks of sales ($249,000) at the Chicago Grill on the Alley, which opened in June 2000.

Same store sales (for restaurants open at least 12 months) increased 5.2 % for the quarter and 5.1% for the six-month period. The increase in management and licensing fees for both the quarter ($ 35,000, or 31%) and the six months
($ 60,000, or 25%) was primarily attributable to the additional fees from the Universal CityWalk Daily Grill, which opened in July 1999.

In addition to the restaurants owned by the Company, which sales are consolidated and included in the results of operations for the Company, the Company manages four other restaurants. Total revenues for all 19 restaurants owned and managed by the Company were $12,738,000 and $11,498,000 for the three months and $25,930,000 and $23,015,000 for the six months ended June 2000 and 1999, respectively. This represents an increase of $1,241,000, or 10.8% and $2,915,000 and 12.7%, respectively.

Cost of Sales

Cost of sales increased by 12.4 % for the quarter and 9.5 % for the six months ended June 25, 2000 as compared to the same periods in 1999. As a percentage of sales revenues, cost of sales was 28.4% for the quarter and 28.1 % for the six months as compared to 27.3 % for the second quarter of 1999 and 27.3 % for the year-to-date period in 1999. The increase in cost of sales as a percentage of sales during the 2000 three and six month periods was primarily attributable to higher food costs associated with the San Jose Grill and the Beverly Hills Grill Restaurants.

Restaurant Operating Expenses

Restaurant operating expenses increased by 6.7 % for the quarter and 5.8 % for the six months as compared to the same periods in 1999. The dollar increase in restaurant operating expenses was primarily attributable to additional sales in same stores. However restaurant operating expenses, as a percentage of revenues, decreased in the second quarter from 58.9% in 1999 to 58.2% in 2000. For the six-month periods, the percentages were 58.6% in 1999 and 58.2% in 2000. The decrease in restaurant operating expenses as a percentage of total revenues was primarily attributable to the spreading of fixed costs over higher same store sales. The increase in management fees also favorably affected these percentages.

General and Administrative Expense

General and administrative expense increased 9.7 % for the quarter and 4.6 % for the six month period as compared to the same periods in 1999. As a percentage of total revenues, general and administrative expense totaled 8.5 % for the quarter and 7.9 % for the six month period as compared to 8.3 % for the quarter and
8.1 % for the six month period in 1999. The increase in total general and administrative expense during 2000 of approximately $75,000 for both the quarter and six month periods, was primarily increased corporate salaries.

Depreciation and Amortization

Depreciation and amortization expense increased by 4.8 % for the quarter and
2.2 % for the six month period as compared to 1999. The small increase in depreciation and amortization expense was primarily attributable to the opening of the Chicago Grill in June of 2000.

Preopening Costs

All preopening costs incurred during the periods relate to the opening of Chicago-The Grill on the Alley, in June 2000, and were expensed as incurred.

Minority Interest and Equity in Loss of Joint Venture

The three and six month expenses also reflect a net minority interest in the (earnings) and losses of subsidiaries of $201,000 and $168,000 respectively, compared with a ($10,000) and ($28,000) in the same periods in 1999. This resulted primarily from losses at the Chicago Grill on the Alley partially offset by income at the San Jose Grill.

The Company incurred a charge of $9,000 for its equity in loss of joint venture during the three and six month periods of 2000, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

Dividends

The Company reported dividends on preferred stock of $12,500 in each of the three month periods and $25,000 in each of the six month periods ended June 25, 2000 and June 27, 1999.

Interest Expense, Net

Interest expense, net, decreased by 13 % during both the quarter and six-month periods compared to the same periods in 1999. The decrease in interest expense was primarily attributable to reduced borrowing during 2000.

Net Income

Net income was negatively impacted by the one time preopening costs incurred at Chicago-The Grill on the Alley. Without such one time charge, net income would have been $317,000 for the quarter and $626,000 for the six months as compared to $110,000 for the quarter and $372,000 for the six months ended June 27, 1999.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 25, 2000 the Company had negative working capital of $ 3.4 million and a cash balance of $0.6 million compared to negative working capital of $3.7 million and a cash balance of $0.4 million at December 26, 1999. The change in working capital was primarily attributable to a significant reduction in current debt.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and through joint venture arrangements. At June 25, 2000, the Company had existing bank borrowing of $ 1.5 million, a loan from a San Jose Grill L.L.C. member of $ 0.1 million, an SBA loan of $ 0.1 million, loans from stockholders/officers of $ 0.7 million, equipment loans of $ 1.6 million and loans/advances from a landlord of $ 0.1 million.

On August 1, 2000 the Company received a $400,000 Loan from private individuals. The Loan bears interest at 9% and is payable in monthly installments over the next four years. In connection with the loan, the Company issued 40,000 warrants.

In July 2000 the holder of Series I Convertible Preferred Stock converted 1,000 shares of preferred stock into 200,000 shares of common stock.

As of June 25, 2000 the Company had opened a majority owned hotel-based The Grill restaurant in the Chicago Westin Hotel. The cost to construct the Chicago Grill was $3.4 million.

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

Certain Factors Affecting Future Operating Results

In addition to the opening of a new restaurant during 2000, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, the following developments during the first half of this year may impact future operating results.

On July 11, 2000 the Company made a strategic decision to close, and closed, its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. Management does not anticipate incurring significant losses due to the closure.

The Company continues its efforts to sell its Pizza Restaurants.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $2,100,000 revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $ 1,500,000 at June 25, 2000. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.


                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On June 21, 2000, an annual meeting of shareholders of Grill Concepts, Inc. was held.

(b) The following directors were elected (by the vote indicated) at such meeting:

     Robert Wechsler      2,705,810     For     0    Against     3,937   Abstain
     Michael Weinstock    2,705,810     For     0    Against     3,937   Abstain
     Charles Frank        2,705,810     For     0    Against     3,937   Abstain
     Glenn Golenberg      2,705,810     For     0    Against     3,937   Abstain
     Keith Wolff          2,705,810     For     0    Against     3,937   Abstain
     Robert Spivak        2,705,810     For     0    Against     3,937   Abstain

(c) In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

         (i) Ratification of appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants ( 2,707,205 For, 25 Against, 2,517 Abstain)

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 27  Financial Data Schedule

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRILL CONCEPTS, INC.


Dated: August 8, 2000                       By:  /s/ ROBERT SPIVAK
                                                 _______________________________
                                            Robert Spivak, President
                                            and C.E.O



Dated: August 8, 2000                       By:  /s/ MARGARET L. DEBEVEC
                                                 _______________________________
                                            Margaret L. Debevec, Principal
                                            Accounting Officer