Form 10-Q
period 2000-09-24
GRILL CONCEPTS INC
filed 2000-11-08
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                             13-3319172
--------------------------------                        ------------------------
(State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        ------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of November 6, 2000, 4,203,888 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                          Page
                                                                          Number
                                                                         -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
         September 24, 2000 and December 26, 1999.........................    3

         Consolidated Condensed Statements of Operations -
         For the three months and nine months ended September
         24, 2000 and September 26, 1999..................................    5

         Consolidated Condensed Statements of Cash Flows -
         For the nine months ended September 24, 2000 and
         September 26, 1999...............................................    6

         Notes to Consolidated Condensed Financial Statements.............    7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......   15

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds........................   15
Item 6.  Exhibits and Reports on Form 8-K.................................   15

         SIGNATURES.......................................................   16

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS


                                                   September 24,    December 26,
                                                       2000             1999
                                                   -------------    ------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                      $ 212,307       $ 352,453
     Inventories                                      533,178         426,680
     Receivables                                      462,505         738,757
     Prepaid expenses                                 177,142         294,251
                                                    ----------     -----------

       Total current assets                         1,385,132       1,812,141
                                                    ----------     -----------
     Furniture, equipment, and improvements, net    9,546,899       8,272,509

     Goodwill, net                                    215,149         221,437

     Liquor licenses                                  678,284         646,647

     Other assets                                     379,709         334,818
                                                   ----------     -----------
       Total assets                               $12,205,173    $ 11,287,552
                                                   ==========     ===========



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                               September 24,       December 26,
                                                                  2000                 1999
                                                               -------------       -------------

Current liabilities:                                           (unaudited)

     Bank line of credit                                    $    100,000         $   935,000
     Accounts payable                                          1,643,303           1,881,908
     Accrued expenses                                          1,798,450           1,663,590
     Current portion of long term debt                           632,020             463,853
     Note payable - related party                                192,779             553,058
                                                              -----------         -----------
       Total current liabilities                               4,366,552           5,497,409

     Long-term debt                                            2,648,828           1,537,994
     Notes payable - related parties                             467,716             495,295
                                                              -----------         -----------
       Total liabilities                                       7,483,096           7,530,698

     Minority interest                                         1,228,050             295,478

     Stockholders' equity:
     Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, 0 and 1,000 shares
     issued and outstanding in 2000 and 1999, respectively             0                   1
       Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 2000 and 1999                           1                   1
       Common stock, $.00004 par value; 7,500,000 shares
     authorized, 4,203,888 and 4,003,888 shares issued
     and outstanding in 2000 and 1999, respectively                  168                 160
     Additional paid-in capital                               11,071,054          11,071,062
     Accumulated deficit                                      (7,577,196)         (7,609,848)
                                                              -----------         -----------
     Stockholders' equity                                      3,494,027           3,461,376
                                                              -----------         -----------
       Total liabilities, minority interest
          and stockholders' equity                           $12,205,173         $11,287,552
                                                              ===========         ===========




   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                             September 24,    September 26,    September 24,  September 26,
                                             --------------   --------------   -------------  --------------
                                                 2000             1999             2000           1999
                                                ------           ------           -------        -------

     Revenues:Sales                          $10,761,965       $8,962,886      $31,632,970     $28,582,040
            Management and license fees          170,754          138,811          466,844         375,122
                                             ------------      -----------     ------------    ------------
                   Total revenues             10,932,719        9,101,697       32,099,814      28,957,162
     Cost of sales                             3,261,674        2,551,507        9,209,956       7,981,154
                                             ------------      -----------     ------------    ------------
     Gross profit                              7,671,045        6,550,640       22,889,858      20,976,008
                                             ------------      -----------     ------------    ------------
     Costs and expenses:
     Restaurant operating expenses             6,456,468        5,431,627       18,777,825      17,072,853
     General and administrative                  912,490          762,552        2,588,453       2,364,454
     Depreciation and amortization               344,606          348,251          927,974         919,116
     Preopening costs                                  -                -          457,928               -
                                             ------------      -----------     ------------    ------------
       Total operating expenses                7,713,564        6,542,430       22,752,180      20,356,423
                                             ------------      -----------     ------------    ------------
Income (loss) from operations                    (42,519)           8,210          137,678         619,585
Interest expense, net                           (152,638)        (169,871)        (333,295)       (376,985)
Provision for income taxes                        (7,500)          (2,000)         (13,100)         (6,000)
Equity in loss of joint venture                       (0)         (80,379)          (9,469)        (80,379)
Minority interest in loss
of subsidiaries                                   82,472           32,572          250,838           4,383
                                             ------------      -----------     ------------    ------------
Net income (loss)                              $(120,185)       $(211,468)         $32,652        $160,604
                                             ------------      -----------     ------------    ------------
Preferred stock:
     Preferred dividends accrued or paid        (12,500)         (12,500)          (37,500)        (37,500)
                                             ------------      -----------     ------------    ------------
Basic net income (loss) applicable to
 common stock                                 $(132,685)       $(223,968)          $(4,848)        123,104
                                             ============      ===========     ============    ============
Net income (loss) per share
     Basic net income (loss)                    $ (0.03)          $(0.05)         $   0.01          $ 0.04
                                             ------------      -----------     ------------    ------------
     Preferred stock
       Dividends                                   ($ -)          ($0.01)        ($   0.01)         ($0.01)
                                             ------------      -----------     ------------    ------------
     Basic net income (loss) applicable to
      common stock                              ($ 0.03)         ($ 0.06)           $ 0.00         ($ 0.03)
                                             ============      ===========     ============    ============
     Average weighted shares outstanding      4,171,823        4,003,888         4,061,402       4,003,888
                                             ============      ===========     ============    ============




   The accompanying notes are an integral part of these consolidated condensed financial statements

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended
                                                                   September 24,    September 26,
                                                                   --------------  ---------------
                                                                        2000           1999
                                                                       ------         ------

Cash flows from operating activities:
     Net income                                                       $32,652       $ 160,604
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                927,974         919,116
         Equity in loss of joint venture                                9,469          80,379
         Minority interest in net loss                               (250,838)         (4,383)
     Changes in operating assets and liabilities
         Inventories                                                 (106,498)        (91,503)
         Receivables                                                  276,252        (537,187)
         Prepaid expenses                                             117,109           8,087
         Liquor licenses and other assets                             (76,529)         49,894
         Accounts payable                                            (238,605)        207,403
         Accrued liabilities                                          134,860         394,574
                                                                   -----------     -----------
         Net cash provided by operating activities                    825,846       1,186,984
                                                                   -----------     -----------
         Cash flows from investing activities:
         Investment in joint venture                                        -         (83,606)
         Additions to furniture, equipment and improvements        (2,196,076)       (768,480)
                                                                   -----------     -----------
         Net cash used in investing activities                     (2,196,076)       (852,086)
                                                                   -----------     -----------
     Cash flows from financing activities:
     Proceeds from issuance of note payable                           400,000               -
     Proceeds from minority members' investment in L.L.C.           1,173,941         210,052
     Proceeds from line of credit                                     100,000         234,974
     Proceeds from bank term loan                                   1,200,000               -
     Proceeds from equipment financing                              1,003,535               -
     Repayments on long term debt and bank loans                   (2,259,482)       (365,384)
     Repayments on related party debt                                (387,910)       (603,509)
                                                                   -----------     -----------
     Net cash provided by (used in) financing activities            1,230,084        (523,867)
                                                                   -----------     -----------
     Net decrease in cash and cash equivalents                       (140,146)       (188,969)
     Cash and cash equivalents, beginning of period                   352,453         438,184
                                                                   -----------     -----------
     Cash and cash equivalents, end of period                       $ 212,307       $ 249,215
                                                                   ===========     ===========
     Supplemental cash flow information:
     Cash paid during the period for:
         Interest                                                   $ 370,231       $ 316,293
         Income taxes                                               $     - 0 -      $     -0 -



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

2.   PREOPENING COSTS

     In accordance with AICPA Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." The Company expenses all start-up and preopening costs as they are incurred.

3.   FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules will be effective the first quarter of 2001, as amended by SFAS No.137 issued in June 1999. The new standard will not have a material impact on the Company's financial statements.

4.   REVERSE STOCK SPLIT

     On August 9, 1999, the Company effected a 1-for-4 reverse stock split of the Company's common stock. All share and per share data have been restated to reflect the reverse stock split.

5.   LONG TERM DEBT

     On August 1, 2000 the Company received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over the next four years. In connection with the loan, the Company issued 40,000 warrants. The warrants are exercisable at the option of the holder and have an exercise price equal to the fair market value of the Company's common stock at the date of issuance.

     On August 10, 2000 the Company obtained a new bank credit facility in the amount of $1,500,000. The Credit Facility is comprised of a $1,200,000 long-term note payable and a $300,000 revolving line of credit. Interest is payable at the Bank's reference rate, which was 9.25% at September 24, 2000. In connection with the Credit Facility the Company is required to comply with certain debt service coverage and liquidity requirements. Two of the Company's principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, the Company issued 150,000 warrants and agreed to pay each of the stockholders interest at a rate of 2% per annum on the average annual balance of the note payable to the bank for guaranteeing the note. The warrants are exercisable at the option of the holder and have an exercise price equal to the fair market value of the Company's common stock at the date of issuance.

6.   PREFERRED STOCK

     In July 2000, the holder of Series I Convertible Preferred Stock converted 1,000 shares of preferred stock into 200,000 shares of common stock.

7.   SUBSEQUENT EVENTS

     On October 23, 2000 the Company entered into an agreement to sell it's Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000. The net book value of the assets to be sold is $600,000. The sale of this restaurant will not have a material impact on the future operating results of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.

                                       Three Months Ended       Nine Months Ended
                                     September    September  September      September
                                     ---------    ---------  ---------      ---------
                                     24, 2000     26, 1999    24, 2000       26, 1999
                                     ---------    ---------  ---------      ---------

Revenues:
    Company restaurant sales           98.4%        98.5 %      98.5 %         98.7%
    Management and license fees         1.6          1.5         1.5            1.3
                                     --------     --------    --------       --------
    Total operating revenues          100.0%       100.0 %     100.0 %        100.0%
Cost of sales                          29.8         28.0        28.7           27.6
                                     --------     --------    --------       --------
Gross profit                           70.2         72.0        71.3           72.4
                                     --------     --------    --------       --------
Restaurant operating expense           59.1         59.7        58.5           59.7
General and administrative expense      8.3          8.4         8.1            7.4
Depreciation and amortization           3.2          3.8         2.9            3.2
Preopening costs                        0.0          0.0         1.4            0.0
                                     --------     --------    --------       --------
     Total operating expenses          70.6         71.9        70.9           70.3
                                     --------     --------    --------       --------
Operating income (loss)                (0.4)         0.1          .4            2.1
Interest expense, net                  (1.4)        (1.9)       (1.0)          (1.3)
                                     --------     --------    --------       --------
Income (loss) before taxes             (1.8)        (2.3)       (0.6)           0.6
Provision for taxes                     0.0          0.0         0.0            0.0
Equity in loss of joint venture         0.0          0.9         0.0            0.3
Minority interest                       0.8          0.4         0.7            0.0
                                     --------     --------    --------       --------
         Net income (loss)             (1.0) %      (2.3) %      0.1%           0.6 %
                                     ========     ========    ========       ========


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                       Third Quarter          Year-to-date           Total open at
                                         Openings               Openings            End of Quarter
                                   FY 2000    FY 1999       FY 2000   FY 1999     FY 2000     FY 1999
                                   -------    -------       -------   -------     -------     -------

Daily Grill restaurants:
     Company owned                    -           1             -          1         10          10
    Managed and/or licensed           1           -             1          3          4           4
Grill on the Alley restaurants:
     Company owned                    -           -             1          -          3           2
Pizza restaurants                    (1)          -            (1)         -          2           3
Other restaurants(1)
      Managed and/or licensed         -           -             -          -          1           1
                                   ------      ------        -------     ------    ------     --------

Total                                 0           1             1          4         20          20
                                   ======      ======        =======     ======    ======     ========



(1) The Company's licensed Daily Grill restaurant at LAX has been moved from the Other restaurant category and is now included as a Daily Grill restaurant. The prior year information has been adjusted to reflect this change.


                                           Three Months Ended              Nine Months Ended
                                       September         September      September       September
                                        24, 2000         26, 1999        24, 2000       26, 1999
                                      ------------      -----------    ------------  --------------

Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                         $ 54,765         $ 52,655        $ 58,205         $ 55,466
    Grill on the Alley                  $ 86,860         $ 63,484        $ 83,502         $ 68,542
    Pizza restaurants                   $ 35,492         $ 32,261        $ 32,428         $ 32,735

    Change in comparable restaurant
   sales (1):
    Daily Grill                              5.9%            (1.0) %          5.3 %            0.5 %
    Grill on the Alley                      17.0%            (1.6) %         13.3 %            3.2 %
    Pizza restaurants                       (4.5)%           (1.7) %         (4.2)%           (2.7)%

    Total Company revenues:
    Daily Grill                      $ 6,407,463      $ 6,052,856     $20,429,973     $ 19,404,544
    Grill on the Alley                 3,387,526        1,651,844       7,765,645        5,347,549
    Pizza restaurants                    966,975        1,258,356       3,437,351        3,829,947
      Management and license fees        170,754          138,811         466,844          375,122
                                     ------------     ------------   -------------    -------------
      Total consolidated revenues   $ 10,932,719      $ 9,101,697    $ 32,099,814     $ 28,957,162
                                     ============     ============   =============    =============
      Total system sales            $ 14,366,377     $ 12,032,100    $ 40,296,382     $ 35,047,084
                                     ============     ============   =============    =============


(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Nine Months Ended September 24, 2000 as compared to the Three and Nine Months Ended September 26, 1999

On July 11, 2000, the Company made a strategic decision to close, and closed, its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. Management does not anticipate significant losses due to the closure. Additionally, the 2000 period includes the operations of the Company's Chicago -The Grill on the Alley restaurant which opened on June 12, 2000.

Revenues

Revenues for the third quarter of fiscal 2000 increased to $10.9 million, 19.8 % over the $9.1 million generated for the same quarter of fiscal 1999. Revenues for the nine months ended September 24, 2000 rose 11.1% to $32.1 million from the $28.9 million generated for the same period of fiscal 1999. Total revenues included $10.7 million of sales revenues and $0.2 million of management and licensing fees for the 2000 quarter and $31.6 million of sales revenues and $0.5 million of management and licensing fees for the first nine months of 2000. This compares to $9.0 million of sales revenues and $0.1 million of management and licensing fees for the 1999 quarter and $28.6 million of sales revenues and $0.4 million of management and licensing fees for the first nine months of 1999. The increase in sales revenues for both the quarter ($1.8 million, or 19.8%) and the nine months ($3.2 million, or 11.1%) was primarily attributable to the opening of the Chicago Grill restaurant in June 2000.

Same store sales (for restaurants open at least 12 months) increased 6.9% for the quarter and increased 5.8% for the nine month period. Management and license fees increased for both the quarter ($32,000, or 23%) and the nine months ($92,000, or 24.5%). For the quarter, fees from managed restaurants were higher due to higher sales at managed and licensed restaurants.

In  addition  to  the  restaurants  owned  by  the  Company,   which  sales  are
consolidated and included in the results of operations for the Company, the Company manages or licenses four other restaurants. Total restaurant revenues for all 20 restaurants owned, managed or licensed by the Company were $14.4 million and $12.0 million for the three months, and $40.3 million and $35.0 million for the nine months, ended September 2000 and 1999, respectively. This represents an increase of $2.4 million or 20.0% for the quarter, and $5.4 million or 15.0% for the nine months, ended September 24, 2000 as compared to the 1999 periods.

Cost of Sales

Cost of sales increased by 27.8 % for the quarter and 15.4 % for the nine months ended September 24, 2000 as compared to the same periods in 1999. As a percentage of total revenues cost of sales was 29.8 % for the quarter and 28.7 % for the nine months as compared to 28.0 % for the third quarter of 1999 and 27.6 % for the year-to-date period in 1999. The increase in cost of sales as a percentage of sales during the three and nine month periods was primarily attributable to the opening of the Chicago - Grill, which has a higher cost of sales percentage.

Restaurant Operating Expenses

Restaurant operating expenses increased by 18.9 % for the quarter and 10.0 % for the nine months as compared to the same periods in 1999. The increase in restaurant operating expenses was primarily attributable to the opening of the Chicago Grill. As a percentage of total revenues, restaurant operating expenses totaled 59.1% for the quarter and 58.5% for the nine months of 2000 as compared to 59.7 % for the quarter and 59.7% for the nine month periods in 1999. The increase in restaurant operating expenses as a percentage of total revenues was primarily attributable the opening of the Chicago Grill restaurant.

General and Administrative Expense

General and administrative expense increased 19.7 % for the quarter and 9.5 % for the nine month period as compared to the same periods in 1999. As a percentage of total revenues, general and administrative expense totaled 8.3 % for the quarter and 8.1 % for the nine month period as compared to 8.4 % for the quarter and 7.4 % for the nine month period in 1999. The increase in total general and administrative expense during 2000 was primarily attributable to an increase of approximately $150,000 in legal, accounting and consulting expenses relating primarily to establishment of new credit facilities, efforts to sell the Pizza Restaurants and certain litigation.

Depreciation and Amortization

Depreciation and amortization expense decreased by 1.0 % for the quarter and increased by 1 % for the nine month period as compared to 1999. The change in depreciation and amortization expense was primarily attributable to the opening of the Chicago Grill in June 2000 offset in part by some restaurants reaching their estimated useful lives.

Preopening Costs

All preopening costs incurred during the 2000 period relate to the opening of Chicago - The Grill on the Alley in June 2000 and were expensed as incurred.

Interest Expense, Net

Interest expense, net, decreased by 10.1 % during the quarter and 11.6% during the nine month periods compared to the same periods in 1999. The decrease in interest expense was primarily attributable to decreased borrowing during 2000.

Minority Interest and Equity in Loss of Joint Venture

The three and nine month expenses also reflect a net minority interest in losses of subsidiaries of $ 82,000 and $251,000 respectively, compared with $33,000 and $4,000 in the same periods in 1999. This resulted from losses at the Chicago - Grill on the Alley partially offset by income at the San Jose Grill.

The Company incurred a charge of $0 and $9,000 for its equity in loss of joint venture during the three and nine month periods respectively, compared with $80,000 and $80,000 in the same periods in 1999. The equity in loss of joint venture reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios CityWalk.

Net Income

Net income for the nine month period was negatively impacted by the one time preopening costs incurred at Chicago - The Grill on the Alley. Without such a one time charge, net income would have been $490,580 for the nine month period ended September 24, 2000 as compared to $160,604 for the nine months ended September 26, 1999.

Preferred Stock Dividends

The Company reported accrued or paid dividends on preferred stock of $12,500 during the quarter and $37,500 for the nine month period for both the 2000 and 1999 periods.

Material Changes in Financial Condition, Liquidity and Capital Resources

At September 24, 2000 the Company had negative working capital of $3.0 million and a cash balance of $0.2 million compared to negative working capital of $3.7 million and a cash balance of $0.4 million at December 26, 1999. The change in working capital was primarily attributable to the repayment of debt during the nine months ended September 24, 2000.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At September 24, 2000, the Company had existing bank borrowing of $1.3 million, a loan from a Chicago - The Grill on the Alley L.L.C. member of $0.5 million, loans from private investors of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.2 million, equipment loans of $1.5 million, and loans/advances from a landlord of $0.1 million.

On August 1, 2000 the Company received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over the next four years. In connection with the loan, the Company issued 40,000 warrants.

On August 10, 2000 the Company obtained a new bank credit facility in the amount of $1,500,000. The Credit Facility is comprised of a $1,200,000 long term note payable and a $300,000 revolving line of credit. Interest is payable at the Bank's reference rate. In connection with the Credit Facility, the Company is required to comply with certain debt service coverage and liquidity requirements. Two of the Company's principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, the Company issued 150,000 warrants and agreed to pay each of the stockholders interest at a rate of 2% per annum on the average annual balance of the note payable to the bank for guaranteeing the note.

In July 2000, the holder of Series I Convertible Preferred Stock converted 1,000 shares of preferred stock into 200,000 shares of common stock.

As of September 24, 2000, the Company had opened a majority owned hotel-based The Grill restaurant in the Chicago Westin Hotel. The cost to construct the Chicago Grill was $3.4 million.

In September 2000, the Company opened a hotel-based licensed Daily Grill restaurant at the Double Tree in Skokie, Illinois. All costs to build and open the restaurant were incurred by the hotel

Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be substantially less than the Company's cost to build and open non-hotel based restaurants.

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

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 2000, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 26, 1999, the following developments during the first nine months of this year may impact future operating results:

The Company continues its efforts to sell its Pizza Restaurants and, in October 2000, entered into an agreement to sell its South Plainfield restaurant for $700,000. Sale of the South Plainfield restaurant is subject to certain contingencies.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $1,500,000 revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $1,250,000 at September 24, 2000. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

     In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

     In connection with a guaranty of the Company's bank lending facility, the Company issued 150,000 warrants to two directors of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      Exhibit No.                Description
     -------------              --------------

       10.1   Letter Agreement dated July 19, 2000 with Wells Fargo Bank

       10.2 Indemnification Agreement between Grill Concepts, Inc., Lewis N. Wolff and the Lewis N. Wolff Revocable Trust of 1993 and Michael S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust
       10.3   Form of Letter Agreement regarding Loan Facility

       10.4   Form of four year 9% Promissory Note

       10.5   Form of Warrant issued in connection with Promissory Notes

       10.6 Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff

       10.7   Form of Warrant issued in connection with Loan Guaranty

       27     Financial Data Schedule

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRILL CONCEPTS, INC.


Dated: November 7, 2000                By: /s/ Robert Spivak
                                          ---------------------------------
                                                Robert Spivak, President
                                                and Chief Executive Officer

Dated: November 7, 2000                By: /s/ Margaret L. Debevec
                                          ---------------------------------
                                                Margaret L. Debevec,
                                                Principal Accounting Officer