Form 10-K
period 2000-12-31
GRILL CONCEPTS INC
filed 2001-03-30
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-3319172
 ------------------------------           --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
        -------------------            -----------------------------------------
             None                                       None

Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $.00004 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         4,203,888 shares of common stock of the Registrant were outstanding as of February 15, 2001. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the NASDAQ Small-Cap Market, was approximately $6,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 31, 2000 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

     ITEM 1.  BUSINESS...................................................     1
     ITEM 2.  PROPERTIES.................................................    13
     ITEM 3.  LEGAL PROCEEDINGS..........................................    14
     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........    14

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS............................    14
     ITEM 6.  SELECTED FINANCIAL DATA....................................    15
     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............    16
     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE
              ABOUT MARKET RISK..........................................    25
     ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................    25
     ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE.....................    25

PART III

     ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........    26
     ITEM 11. EXECUTIVE COMPENSATION.....................................    26
     ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT......................................    26
     ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    26

PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
              AND REPORTS ON FORM 8-K....................................    26

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 24 of this Form 10-K.

ITEM 1.   BUSINESS

General

     Grill Concepts, Inc. and its subsidiaries (the "Company") develop and operate casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." In addition, the Company owns and operates, or has management or licensing agreements with respect to, other restaurant properties.

     The Company was incorporated under the laws of the State of Delaware in November of 1985 to acquire and operate franchised Pizzeria Uno restaurants. Since its acquisition of Grill Concepts, Inc., a California corporation ("GCI"), in March of 1995, the Company has focused principally on the expansion of the "Daily Grill" and "The Grill on the Alley" restaurant formats of GCI.

     At December 31, 2000, the Company owned and operated 15 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 3 The Grill on the Alley restaurants and 2 Pizzeria Uno Restaurants which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. With the exception of two The Grill on the Alley restaurants and one Daily Grill restaurant, which restaurants are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 31, 2000 were solely owned and operated on a non-franchise basis by the Company. The two Pizzeria Uno Restaurants are operated pursuant to franchise agreements.

     During 2000, the Company (1) opened The Grill on the Alley in Chicago, Illinois, (2) opened a licensed Daily Grill in Skokie, Illinois, (3) closed its Pizzeria Uno franchise in Media, Pennsylvania, and (4) entered into an agreement to sell its Pizzeria Uno franchise in South Plainfield, New Jersey.

     During 2000, the Company continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties in strategic markets throughout the United States. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free standing restaurants in those markets. The opening of the Grill on the Alley in Chicago marked the Company's initial entry into the Chicago area.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2000 and 1999 by restaurant concept for both Company owned restaurants ("Company Restaurants") and Company managed and/or licensed restaurants ("Managed Restaurants"):

                                                          1999              2000
                                                          ----              ----
Number of restaurants:
     Daily Grill restaurants:
         Company Restaurants:
              Beginning of year..................           9                10
              Restaurant openings................           1                 0
                                                         ----              ----
              End of year........................          10                10

         Managed Restaurants:
              Beginning of year..................           1                 3
              Restaurant openings................           3                 1
              Restaurants closed or sold.........          (1)                0
                                                         ----              ----
              End of year........................           3                 4

         Total Daily Grill restaurants:
              Beginning of year..................          10                13
              Restaurant openings................           4                 1
              Restaurants closed or sold.........          (1)                0
                                                          ----             ----
              End of year........................          13                14
                                                          ====             ====

     Grill restaurants:
         Company Restaurants:
              Beginning of year..................           2                 2
              Restaurant openings................           0                 1
                                                         ----              ----
              End of year........................           2                 3

         Total Grill restaurants:
              Beginning of year..................           2                 2
              Restaurant openings................           0                 1
                                                         ----              ----
              End of year........................           2                 3
                                                         ====              ====

     Other restaurants1:
         Company Restaurants:
              Beginning of year..................           3                 3
              Restaurants closed or sold.........           0                (1)
                                                         ----              ----
              End of year........................           3                 2

         Managed or Licensed Restaurants:
              Beginning of year..................           2                 1
              Restaurants closed or sold.........          (1)                0
                                                         -----             ----
              End of year........................           1                 1

         Total Other restaurants:
              Beginning of year..................           5                 4
              Restaurants closed or sold.........          (1)               (1)
                                                         ----              ----
              End of year........................           4                 3
                                                         ====              ====

     Total restaurants:
              Beginning of year..................          17                19
              Restaurant openings................           4                 2
              Restaurants closed or sold.........          (2)               (1)
                                                         ----              ----
              End of year........................          19                20
                                                         ====              ====

1 Includes three Pizzeria Uno Restaurants in 1999, and two Pizzeria Uno Restaurants in 2000, operated by the Company pursuant to franchise agreements; and restaurants in two hotel properties for which the Company assumed management One of the managed hotel restaurants was converted to a Daily Grill format in January of 1999 and is reflected as both a Managed Daily Grill restaurant opening and a Managed Other restaurant closed or sold during 1999.

                                                          1999              2000
                                                          ----              ----
Weighted average weekly sales per restaurant:
   Daily Grill restaurants:
     Company Restaurants....................       $    55,545       $    58,920
     Managed Restaurants....................              n.a.              n.a.
   Grill restaurants:
     Company Restaurants....................       $    71,447       $    89,476
     Managed Restaurants....................              n.a.              n.a.
   Other restaurants:
     Company Restaurants....................       $    32,093       $    32,029

Change in comparable restaurant sales:
   Daily Grill restaurants
     Company Restaurants....................              1.1%              8.1%
     Managed Restaurants....................              n.a.              n.a.
   Grill restaurants
     Company Restaurants....................              3.7%             25.2%
     Managed Restaurants....................              n.a.              n.a.
   Other restaurants:
     Company Restaurants....................            (2.3)%            (0.2%)

Total system sales:
   Daily Grill..............................      $ 25,994,890      $ 28,104,683
   Grill....................................         7,430,460        12,168,746
   Pizza Restaurants........................         5,006,536         4,323,920
   Management and license fees..............           544,090         1,078,272
                                               ---------------    --------------

   Total consolidated revenues..............      $ 38,975,976      $ 45,675,621
                                                  ============      ============

   Total system sales.......................      $ 50,834,918      $ 62,323,172
                                                  ============      ============

Restaurant Concepts

- Daily Grill Restaurants

     Background. At December 31, 2000, the Company, through its subsidiary, GCI, owned and operated, managed or licensed ten Daily Grill restaurants in Southern California, three Daily Grill restaurants in the Washington, D.C./Virginia market and one Daily Grill restaurant in Skokie, Illinois. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was acquired by the Company during 1996. See "-- The Grill on the Alley." The Grill on the Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial properties. At December 31, 2000, fourteen Daily Grill restaurants were in operation, nine of which were 100% owned by the Company and located in shopping malls and other commercial properties, one of which was 50% owned and located in Universal CityWalk, California, two of which were managed by the Company and located in hotels and two of which were licensed restaurants.

     Daily Grill locations opened, or are scheduled to open, in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

                                                                             Ownership
                                                                             Interest,
                                                                             Licensed or
Location                                                  Opened             Managed
--------                                                  ------             -----------

Brentwood, California                                     September 1988        100%
Los Angeles, California                                   April 1990            100%
Newport Beach, California                                 April 1991            100%
Encino, California                                        April 1992            100%
Studio City, California                                   August 1993           100%
Palm Desert, California                                   January 1994          100%
Irvine, California                                        September 1996        100%
Los Angeles International Airport                         January 1997      Licensed
Washington, D.C.                                          March 1997            100%
Tysons Corner, Virginia                                   October 1998          100%
Burbank, California (Hilton Hotel)                        January 1999       Managed
Washington, D.C. (Georgetown Inn)                         April 1999         Managed
Universal CityWalk, California                            May 1999               50%
Skokie, Illinois (DoubleTree)                             September 2000    Licensed
San Francisco, California (Handlery Union Square Hotel)   Fall 2001          Managed

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

     Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by the Company, operated pursuant to a partnership, joint venture or license arrangement or operated pursuant to a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process is the responsibility of HRP which identifies suitable locations and negotiates leases, licenses or management agreements for those properties. See "-- Hotel Property Agreement."

     Existing non-hotel based Daily Grill restaurants range in size from 3,750 to 7,000 square feet -- of which approximately 30% is devoted to kitchen and service areas -- and seat between 100 and 250 persons. Our costs of existing non-hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $325 per foot per restaurant, less tenant improvement allowances.

     Existing hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet -- of which approximately 30% is devoted to kitchen and service areas -- and seat between 140 and 250 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs, for the Company, of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $150,000 to $600,000 per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's, in contrast to the "nouvelle cuisine" and diet meal fads of the 1980's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price, subject to regional differences in menu pricing, from $9.50 for an "original" beef dip sandwich to $21.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $14.00 per person and the average dinner check is $19.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 31, 2000, food and non-alcoholic beverage sales constituted approximately 86% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 14%.

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

     The Company believes that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that as many as 60% of the guests at the Daily Grills which have been open for over a year represent repeat business, and many guests have become "regulars" in the tradition of the neighborhood restaurant.

The Grill on the Alley

     Background. At December 31, 2000, the Company, through its subsidiary, GCI, owned and operated three The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California, one in San Jose, California, and one in Chicago, Illinois.

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

     In April of 1996, the Company acquired the original Grill from a partnership, the managing partner of which was controlled by the Company's principal shareholders and directors.

     Restaurant Sites. At December 31, 2000, the Company operated three Grill restaurants, one of which is a non-hotel based facility and two of which are hotel-based facilities.

     Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:
                                                                   Ownership
                                                                   Interest or
     Location                                 Opened               Managed
     --------                                 ------               ------------
     Beverly Hills, California               January 1984           100.00%
     San Jose, California (Fairmont Hotel)       May 1998            50.05%
     Chicago, Illinois (Westin Hotel)           June 2000            60.00%

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

     Hotel based Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by the Company, operated pursuant to a partnership or joint venture arrangement or operated pursuant to a management agreement. As with free standing restaurants, site selection is viewed as critical to the success of the Company and, accordingly, significant effort is exerted to assure that each site selected is appropriate.

     The existing non-hotel based Grill restaurant is approximately 4,300 square feet -- of which approximately 1,500 square feet is devoted to kitchen and service areas -- and seats 120 persons. Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites cannot be reasonably estimated.

     The San Jose based Grill restaurant is approximately 8,000 square feet -- of which approximately 38% is devoted to kitchen and service areas -- and seats 280 persons. The Chicago based Grill restaurant is approximately 8,500 square feet -- of which approximately 35% is devoted to kitchen and service areas -- and seats more than 300 guests. Management anticipates that additional hotel based Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Opening costs of the existing hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $2.1 million to $3.4 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring steaks and seafood and freshly prepared salads and vegetables served in generous portions.

     Entrees range in price from $11.95 for a hamburger to $34.50 for a Prime Porterhouse Steak. The average lunch check is $22.00 per person and the average dinner check is $46.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 31, 2000, food and non-alcoholic beverage sales constituted approximately 72% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 28%.

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

     Each Grill has up to 8 cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a "point-of-sale" computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

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

- Pizzeria Uno Restaurants

     Restaurant Sites. At December 31, 2000, the Company, through its wholly-owned subsidiaries, operated "Pizzeria Uno Restaurant & Bar" locations in South Plainfield and Cherry Hill, New Jersey (the "Pizza Restaurants"). The Company's Pizza Restaurants are operated in accordance with certain guidelines established by, and with managerial assistance from and training provided by, the Franchisor. See "-- The Franchise Agreements" below.

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

     Potential Sale of Pizza Restaurant. During 1998, the Company determined that the continued ownership and operation of the Pizza Restaurants did not fit with the Company's strategic growth plan. In July, 2000, the Company closed its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. In October 2000, the Company entered into an agreement to sell its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000. The Company is also seeking a suitable buyer for its Pizzeria Uno restaurant located in Cherry Hill, New Jersey.

Other Restaurant Activities

     In addition to owning and operating Daily Grill, The Grill and the Pizza Restaurants, the Company, at December 31, 2000, also provided management services for Daily Grill restaurants at the Burbank Hilton and the Georgetown Inn and for the City Bar & Grill in the San Jose Hilton and had granted licenses to operate a Daily Grill at LAX and a Daily Grill at the DoubleTree Inn in Skokie, Illinois.

- Restaurant Management Services

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

     In March 1999, the Company, pursuant to the Hotel Property Agreement, (see below) began providing management services for a Daily Grill restaurant at the Georgetown Inn. Pursuant to its management agreement with the hotel, the Company was not required to invest in the restaurant but is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, the Company is entitled to a percentage of the annual profits of the restaurant in excess of a base amount.

- Restaurant Licensing

     LAX Daily Grill. In March of 1995, the Company entered into an operating agreement to own and operate restaurants within Los Angeles International Airport ("LAX"). Profits were shared 51% by the Company and 49% by CA One Services after the payment of a management fee equal to 4% of gross revenues to each of the Company and CA One Services and after the repayment of CA One Services' advances, with interest.

     In  January  of  1997,  a  Daily  Grill   restaurant   was  opened  in  the
International Terminal of LAX ("LAX Daily Grill"). The LAX Daily Grill is an 8,300 square foot full-service restaurant seating approximately 300 persons.

     Effective April 1, 1998, the Company sold and assigned its interest in the venture and the LAX Daily Grill to CA One Services, Inc.

     Simultaneous with the sale of its interest in the LAX Daily Grill, the Company entered into a License Agreement pursuant to which CA One will continue to have the right to utilize the "Daily Grill" name, logos, recipes and other rights associated with the operation of the Daily Grill restaurant at Thomas Bradley International Airport. Pursuant to the terms of the License Agreement, the Company is entitled to receive royalties in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million.

     Skokie Daily Grill. In September 2000, a licensed Daily Grill restaurant was opened in the DoubleTree Inn in Skokie, Illinois. Under the terms of the license, the hotel operator paid all costs to build and open the restaurant and the Company is entitled to a license fee equal to the greater of $65,000 or 2% of sales per year.

Hotel Property Agreement

     In order to facilitate the Company's efforts to open restaurants on a large scale basis in Hotel properties, the Company, in August of 1998 entered into the Hotel Property Agreement with HRP pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company will advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $1,667 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP. The Agreement also provides that in case of a change in control of the Company both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

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

     At December 31, 2000, the Company operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March, 2001, no definitive sites had been identified for future construction of free standing restaurants. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will average $325 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion.

     At December 31, 2000, hotel based Daily Grill restaurants were operated under management or licensing agreements in Southern California, Washington, D.C., and Skokie, Illinois, and hotel based Grill restaurants were operated in San Jose, California and Chicago, Illinois. In February 2001, the Company entered into a management agreement with Handlery Hotel, Inc. pursuant to which the Company has agreed to manage a Daily Grill to be located adjacent to the Handlery Union Square Hotel in San Francisco. The restaurant is scheduled to open in the Fall of 2001. The Company and HRP are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment by the Company may vary widely.

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

     Daily Grill and Grill. Each Daily Grill and Grill restaurant, including both free standing and hotel based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with the Company. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to the Company's President. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 85 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     The Company maintains financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated with centralized accounting and management information systems. In the year 2000, the point of sale systems in the original six Daily Grills were updated to new systems similar to those in newer restaurants. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receive these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control.

     All managers participate in a comprehensive seven week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, customer service, food and beverage service, safety policies and employee relations. In addition, the Company has developed training courses for assistant managers and chefs. The Company typically has a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. The Company's senior management meets bi-weekly with each restaurant management team to discuss business issues, new ideas and revisit the manager's manual. Overall performance at each location is also monitored with shoppers' reports, guest comment cards and third party quality control reviews. Two or three times every month, an independent service is paid to go to each location and prepare a report on every aspect of the meal, the service and the ambiance.

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

Purchasing

     Daily Grill and Grill. The Company has developed proprietary recipes for substantially all the items served at its Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by the Company's Vice President-Executive Chef. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, the Company is working with outside suppliers to produce a limited number of selected proprietary items such as salad dressings and seasoning combinations.

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

Advertising and Marketing

     Daily Grill and Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill and Grill restaurants. Daily Grill and Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 2000, expenditures for advertising and promotion were approximately 1.8% of gross revenues.

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

Competition

     The Daily Grill restaurants compete within the rapidly growing mid-price, full-service casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory and Houston's, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national fine dining chains as well as selected local owner-operated fine dining establishments. The primary competitors to the Company's Pizza Restaurants are casual theme restaurant chains including Friday's and the Olive Garden. Competition for the Company's hotel based restaurants is primarily limited to restaurants within the immediate proximity of the hotel.

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

     Management believes that its affiliation with, and operation under the name of, "Pizzeria Uno" provides certain competitive advantages to the Company's Pizza Restaurants. Management believes that the quality products, friendly full-service atmosphere, diverse menu and moderate prices associated with Pizzeria Uno restaurants, and the Company's Pizza Restaurants in particular, enable the Company to compete effectively with other local and national-chain restaurants.

Employees

     The Company and its subsidiaries employ approximately 1,400 people, 26 of whom are corporate personnel and 100 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 65% are full-time employees, with the remainder being part-time employees.

     With the exception of the Chicago Grill on The Alley, none of the Company's employees are represented by labor unions or are subject to collective bargaining or other similar agreements. Management believes that its employee relations are good at the present time.

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

     The Company's Cherry Hill Pizza Restaurant is located in space leased from Denbob Corporation, a corporation controlled by a director of the Company, Robert L. Wechsler. The Grill restaurant in San Jose is located in space leased from a hotel management company which may be deemed to be controlled by Lew Wolff who may also be deemed to be an affiliate of the Company as a result of his holdings of common stock and securities convertible into or exercisable to acquire common stock of the Company.

     The Company's executive offices are located in 3,300 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in January 2002.

     Management believes that the Company's existing restaurant and executive office space is adequate to support current operations. The Company intends to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support its future growth plans.

ITEM 3.  LEGAL PROCEEDINGS

     Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. No material causes of action are presently pending against the Company. However, there can be no assurance that punitive damages will not be given with respect to any actions which may arise in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years, adjusted to reflect a 1-for-4 reverse stock split effective August 9, 2000:

                                              High              Low
                                             ------            ------
1999 -     First Quarter                     4.375              3.5
           Second Quarter                    3.875             2.75
           Third Quarter                     3.125            1.656
           Fourth Quarter                        2            1.219

2000 -     First Quarter                     1.812            1.281
           Second Quarter                    1.968            1.000
           Third Quarter                     2.125            1.234
           Fourth Quarter                    3.750            1.375

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 20, 2001, the closing bid price of the Common Stock was $2.063.

     As of March 20, 2001, there were approximately 412 holders of record of the Common Stock of the Company.

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

                                                                  Fiscal Year Ended December
                                                 ---------------------------------------------------------
                                                 1996         1997          1998         1999         2000
                                                 ----         ----          ----         ----         ----
                                                             (In thousands except per share data)
Statement of Operations Data:
 Sales................................       $ 22,744     $ 28,901      $ 34,464     $ 38,432     $ 44,597
 Management and license fees..........              -            -           444          544        1,078
                                               ------       ------        ------       ------      -------

 Total revenues.......................         22,744       28,901        34,908       38,976       45,676
                                               ------       ------        ------       ------      -------

 Gross profit.........................         16,534       20,981        25,234       28,090       32,674
 Operating expenses:
   Restaurant operating expenses......         13,970       17,446        21,321       23,426       27,201
   General and administration.........          2,172        2,648         2,755        3,296        3,303
   Depreciation and amortization......            827          948         1,137        1,196        1,334
   Amortization of preopening costs...             40          337           175           54          330
   Unusual charges....................          2,052            -           964            -           73
                                               ------       ------        ------       ------      -------

 Total................................         19,061       21,380        26,352       27,972       32,241
                                               ------       ------        ------       ------      -------

 Income (loss) from operations........        (2,528)        (399)       (1,118)          118          433
 Interest income (expense), net.......           (86)        (166)         (231)        (376)        (478)
 Nonrecurring gain (costs)............          (231)           93             -            -            -
                                               ------       ------        ------       ------      -------

 Income (loss) before taxes, minority interest,
   equity in loss of joint venture and
   cumulative effective
   of change in accounting principle..        (2,845)        (472)       (1,349)        (258)         (45)
 Provision for income taxes...........            (8)          (5)          (10)          (6)         (14)
 Equity in loss of joint venture......             -            -             -         (74)          (9)
 Minority interests...................             -            -           122         (68)          103
 Cumulative effect of change in
   accounting principle...............             -            -          (70)            -            -
                                             -------        ------        ------       ------      -------

 Net income (loss)....................    $   (2,853)  $     (477)   $   (1,307)    $   (406)    $      34
                                             =======        ======       =======       ======      =======

 Preferred dividends accrued or paid..             -          (69)          (85)         (50)          (50)
 Accounting deemed dividends..........             -         (211)          (83)           -             -
                                             -------       -------       -------       ------      -------

 Net income (loss) applicable to
  common stock........................    $   (2,853)  $     (757)   $   (1,475)     $  (456)     $   (16)
                                             =======       =======       =======       ======      =======

 Net income (loss) per share (1):
  Basic...............................    $    (0.83)  $    (0.13)   $    (0.33)  $    (0.10)    $    0.01
  Preferred stock:
     Dividends........................             -        (0.02)        (0.02)       (0.01)       (0.01)
     Accounting deemed dividends......             -        (0.05)        (0.02)       (0.00)       (0.00)
                                             -------       -------       -------       ------      -------
 Basic net income (loss) applicable
   to common stock....................       $ (0.83)  $    (0.20)      $ (0.37)     $ (0.11)     $   0.00
                                             =======       =======       =======       ======      =======

 Weighted average shares outstanding..     3,426,472    3,773,560     3,972,256    4,003,738    4,104,360
                                           =========    ==========    ==========   ==========   ==========


Balance Sheet Data:
 Working capital (deficit)............    $   (1,199)  $   (1,223)   $   (2,300) $    (3,685)  $   (2,757)
 Total assets.........................         8,082        9,011        11,387       11,288       12,534
 Long-term debt, less
   current portion....................         1,031          699         2,928        2,033        2,408
 Stockholders' equity.................         4,202        5,183         3,867        3,461        3,495


(1) All per share amounts and weighted average shares outstanding have been adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 24 of this Form 10-K.

General

     During the fiscal year ended December 31, 2000, the Company owned and operated a total of 16 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 3 Pizzeria Uno restaurants (one was closed in July 2000) and 3 The Grill on the Alley restaurants which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. During the fiscal year ended December 26, 1999, the Company owned and operated a total of 15 restaurants and managed or licensed 4 additional restaurants, consisting of 10 Daily Grill restaurants, 3 Pizzeria Uno restaurants and 2 The Grill on the Alley restaurants which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and one Daily Grill restaurant which was licensed by the Company. During fiscal 1998, the Company operated a total of 14 restaurants, consisting of 9 Daily Grill restaurants, 3 Pizzeria Uno restaurants, one Grill and Rhino Chasers. See "Description of Business."

     Fiscal 2000 operating results include a full year of operations and management fees from the Georgetown Inn Daily Grill restaurant (compared to 39 weeks of operations in 1999) and the Universal CityWalk Daily Grill (compared to 25 weeks of operations in 1999) 29 weeks of operations of the Chicago Grill restaurant, and 12 weeks of operations at the Daily Grill in Skokie, Illinois. The Pizzeria Uno restaurant in Media, Pennsylvania was closed in July 2000 and revenues from that restaurant terminated at that date.

     Fiscal 1999 operating results include a full year of operations from the Tyson's Corner Daily Grill and the San Jose Fairmont Grill and a full year of management fees from the Burbank Hilton Daily Grill, each of which opened in 1998, 39 weeks of management fees from the Georgetown Inn Daily Grill, 25 weeks of management fees from the Universal CityWalk Daily Grill and no management fees from the Salt Lake City Hilton Daily Grill. The Salt Lake City Daily Grill was closed in November 1999 and management fees on that restaurant terminated at that date.

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

     Sales revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 75% of combined 2000 sales were food and 25% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     The Company's expenses are comprised primarily of cost of food and beverages and restaurant operating expenses, including payroll, rent, occupancy costs and franchise fees. The largest expenses of the Company are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at the Company's restaurants. Restaurant operating expenses consist primarily of wages paid to part-time and full-time employees, rent, utilities, insurance and taxes.

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

     In connection with acquisition of the Grill during 1996, the Company capitalized $246,000 of goodwill which is being amortized over a thirty year period. As this item involves the payment of certain amounts in advance and the expensing of such amounts in subsequent years, the Company's operating results reflect amortization expense which does not affect the Company's operating cash flows.

     Consistent with practices in the restaurant industry, the Company historically deferred its restaurant preopening costs and amortized those costs over a twelve month period following the opening of the respective restaurant. In April 1998, The American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." The SOP required entities to expense as incurred all start-up and preopening costs that are not otherwise capitalizable as long-lived assets. The SOP is effective for the fiscal years beginning after December 15, 1998, with earlier adoption encouraged. The Company adopted the SOP during 1998 resulting in a one-time charge against earnings during fiscal 1998 of $70,000. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,000, or $0.13 per basic share.

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1998, 1999 and 2000:

                                          Fiscal Year Ended December
                                          --------------------------
                                       1998          1999          2000
                                       ----          ----          ----

Sales revenues                         98.7%         98.6%         97.6%
Management and licensing fees           1.3           1.4           2.4
                                   --------     ---------     ---------

Total revenues                        100.0         100.0         100.0
Cost of sales                          27.7          27.9          28.5
                                   --------     ---------     ---------

Gross profit                           72.3          72.1          71.5
                                   --------     ---------     ---------

Restaurant operating expense           61.1          60.1          59.6
General and administrative expense      7.9           8.5           7.2
Depreciation and amortization           3.8           3.1           2.9
Unusual charges                         2.7           0.1           0.2
                                   --------     ---------     ---------

Total operating expenses               75.5          71.8          70.6
                                   --------     ---------     ---------

Operating income (loss)                (3.2)          0.3           0.9
Interest expense, net                  (0.6)         (1.0)         (1.0)
                                   ---------     ---------    ----------

Loss before income tax                 (3.8)         (0.7)         (0.1)
Provision for taxes                    (0.0)          0.0          (0.0)
Minority interest                       0.3          (0.2)          0.2
Equity in loss of joint venture         0.0          (0.2)         (0.0)
Cumulative effect of change in
  accounting principle                 (0.2)          0.0           0.0
                                   ---------    ----------    ----------

Net income (loss)                      (3.7)%        (1.0)%         0.1%
                                   ==========   ==========    ==========

Fiscal Year 2000 Compared to Fiscal Year 1999

     Revenues. The Company's revenues for 2000 increased 17.2% to $45.7 million from $39 million in 1999. Sales revenues increased 16% to $44.6 million in 2000 from $38.4 million in 1999. Management and license fee revenues increased to $1,078,000 in 2000 from $544,000 in 1999. System-wide sales, including sales of non-consolidated restaurants operated under license, management agreement or partnership, totaled $62.3 million in 2000, an increase of 22.6% from $50.8 million in 1999.

     Sales for Daily Grill restaurants increased by 8.1% from $26 million in 1999 to $28.1 million in 2000. The increase in sales revenues for the Daily Grill restaurants from 1999 to 2000 was primarily attributable to an increase in same store sales of 8.1% for restaurants open for 12 months in both 1999 and 2000. Weighted average weekly sales at the Daily Grill restaurants increased 6.1% from $55,545 in 1999 to $58,920 in 2000 and the additional week in 2000 contributed, on average, $530,000, or 2% of sales. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2000 were positively affected by increased customer counts in all restaurants and a price increase in October 2000.

     Sales for Grill restaurants increased by 63.8% from $7.4 million in 1999 to $12.2 million in 2000. The increase in sales revenues for the Grill restaurants from 1999 to 2000 was primarily attributable to (1) the opening of the Chicago Grill in June 2000, and (2) an increase in same store sales of 16.1% at the Grill restaurants which were open for 12 months in both 1999 and 2000. Weighted average weekly sales at the Grill restaurants increased 25.2% from $71,450 in 1999 to $89,476 in 2000. Comparable restaurant sales and weighted average weekly sales at the Grill restaurants in 2000 were positively affected by the maturing of the San Jose Grill, now in its third year of operation, and increased customer counts at The Grill in Beverly Hills.

     Sales for the Pizza Restaurants decreased by 13.6% from $5.0 million in 1999 to $4.3 million in 2000. The decrease in sales revenues for the Pizza Restaurants from 1999 to 2000 was attributable to (1) the closing of the Pizzeria Uno franchise restaurant in Media, Pennsylvania and (2) a 0.2% decline in same store sales. Weighted average weekly sales at the Pizza Restaurants decreased 0.2% from $32,100 in 1999 to $32,000 in 2000. Management has determined that continued ownership and operation of the Pizza Restaurants does not fit with the Company's strategic growth plans. In October 2000, the Company entered into an agreement to sell its Pizza Restaurant in South Plainfield, New Jersey for $700,000. The Company is also seeking a suitable buyer for its Pizza Restaurant in Cherry Hill, New Jersey.

     Price increases were last implemented during the fourth quarter of 2000 for certain menu items. While selected price increases may be implemented from time to time in the future, the Company does not plan to implement additional price increases in the foreseeable future. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in head count at existing restaurants and selected price increases. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in existing markets where the Company has a concentration of restaurants and high customer awareness. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

     Management and license fee revenues during 2000 were attributable to (1) hotel restaurant management services which accounted for $750,000 of management fees, and (2) licensing fees from the LAX Daily Grill and Skokie, Illinois Daily Grill which totaled $148,000 and (3) $122,000 in fees from Universal CityWalk. The increase in management fees during 2000 was attributable to (1) management of the Georgetown Inn Daily Grill for all of 2000 as compared to 39 weeks during 1999, and (2) management of the Universal CityWalk Daily Grill for all of 2000 as compared to 25 weeks in 1999.

     The Company accounts for its 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, the Company's sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $2.2 million during 2000 as compared to $1.1 million during 1999.

     Cost of Sales and Gross Profit. While sales revenues increased by 16.0 % ($6.2 million) in 2000 as compared to 1999, cost of sales increased by 19.4% ($2.1 million) and increased as a percentage of sales from 27.9% in 1999 to 28.5% in 2000. The increase in cost of sales as a percentage of sales revenues was attributable to the additional Grill restaurant and the 16.1% same store increase for the Grills, which typically have a higher cost of sales than Daily Grills.

     Gross profit increased 16.3% from $28.1 million (72.1% of sales) in 1999 to $32.7 million (71.5% of sales) in 2000.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, preopening costs, and unusual charges, rose 15.3% to $32.2 million in 2000 (representing 70.6% of revenues) from $28.0 million in 1999 (representing 71.8% of sales).

     Restaurant operating expenses increased 16.1% to $27.2 million in 2000 from $23.4 million in 1999. As a percentage of sales, restaurant operating expenses represented 59.6% in 2000 as compared to 60.1% in 1999. The increase in restaurant operating expenses followed the 16% sales increase for the Company and resulted from the additional costs of opening the Chicago Grill, offset by the spreading of fixed costs over the significant same store sales increases experienced in the Daily Grills and the Grill restaurant same stores.

     General and administrative expenses were flat at $3.3 million in 2000 and 1999. General and administrative expenses represented 7.2% of sales in 2000 as compared to 8.5% of sales in 1999. While these expenses in total were nearly equal, there were increases of approximately $120,000 in legal expense relating to establishment of new credit facilities, efforts to sell the Pizza restaurants and certain litigation, offset by decreases in other expenses such as, restaurant management hiring and training.

     Depreciation and amortization expense was $1.3 million during 2000 as compared to $1.2 million during 1999. The increase in depreciation and amortization expense reflects the opening of the Chicago Grill in June 2000 offset by a reduction in this expense in the older Daily Grill restaurants.

     Preopening costs totaled $330,000 in 2000 as compared with $54,000 in 1999. These pre-opening costs were attributable to the opening in 2000 of the Chicago Grill.

     Unusual charges totaling $73,000 in 2000 related to the costs of closing the Media Pizza Restaurant. The Company reported no unusual charges in 1999.

     Interest Expense. Interest expense, net, totaled $478,000 during 2000 as compared to $376,000 in 1999. The increase in interest expense was primarily attributable to the added debt for the Chicago Grill plus a slight increase in interest rates on bank debt.

     Minority Interest and Equity in Loss of Joint Venture. The Company reported a minority interest in the loss of its majority owned subsidiaries of $103,000 during 2000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $114,000 and a minority interest in the loss of Chicago - The Grill on the Alley LLC of $217,000. For the year ending December 26, 1999 the Company recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $68,000.

     The Company recorded equity in loss of joint venture of $9,000 in 2000 and $74,000 in 1999 which is primarily attributable to the preopening costs incurred in 1999 related to the Universal CityWalk Daily Grill.

     The Company reported net income of $34,000 in 2000 as compared to a net loss of $406,000 for 1999.

Fiscal Year 1999 Compared to Fiscal Year 1998

     Revenues. The Company's revenues for 1999 increased 11.7% to $39.0 million from $34.9 million in 1998. Sales revenues increased 11.3% to $ 38.4 million in 1999 from $34.5 million in 1998. Management and license fee revenues increased to $ 544,000 in 1999 from $444,000 in 1998.

     Sales for Daily Grill restaurants increased by 11.1% from $23.4 million in 1998 to $26.0 million in 1999. The increase in sales revenues for the Daily Grill restaurants from 1998 to 1999 was primarily attributable to (1) the operation of the Tysons Corner Daily for the full year in 1999 as compared to eleven weeks during 1998 ($0.6 million), and (2) an increase in same store sales of 1.1% for restaurants open for 12 months in both 1998 and 1999. Weighted average weekly sales at the Daily Grill restaurants increased 1.1% from $54,900 in 1998 to $55,545 in 1999. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 1999 were positively affected by a significant increase in sales at the Palm Desert restaurant.

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

     Depreciation and amortization expense, including amortization of pre-opening expense, was $1.2 million during 1999 as compared to $1.3 million during 1998. The decrease in depreciation and amortization expense reflects the operation of three additional restaurants during part of 1998 and all of 1999 offset by a reduction in this expense in the older Daily Grill restaurants.
Also, depreciation and amortization expense during 1998 included the amortization of pre-opening costs in the amount of $176,000 associated with the opening of the San Jose Grill during May of 1998 and the Tysons Corner Daily Grill during October of 1998.

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

     As noted,  in  addition  to the  unusual  charge of  $513,000  during  1998 relating to the incremental impact of early adoption of SOP 98-5, the Company reported a $70,000 charge reflecting the cumulative effect of a change in accounting principle as a result of the early adoption of SOP 98-5.

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

     The Company recorded equity in loss of joint venture of $74,000 which is primarily attributable to the preopening costs incurred related to the Universal CityWalk Daily Grill.

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

Liquidity and Capital Resources

     At December 31, 2000, the Company had a working capital deficit of $2.7 million and a cash balance of $0.6 million as compared to a working capital deficit of $3.7 million and a cash balance of $0.4 million at December 26, 1999. The variance in the Company's working capital and cash was primarily attributable to the pay down in the Company's line of credit of $0.8 million and the reduction in other current debt of $0.1 million, resulting from a refinancing of debt and cash flow from operations.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. At December 31, 2000, the Company had existing bank borrowing of $1.2 million, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.5 million, loans from private investors of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.2 million, equipment loans of $1.4 million, and loans/advances from a landlord of $0.1 million.

     On August 1,  2000,  the  Company  received a  $400,000  loan from  private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, the Company issued 40,000 warrants.

     At December 31, 2000, the Company had a bank credit facility of $1.5 million consisting of a $0.3 million revolving line of credit and a $1.2 million term loan payable. Interest is payable at the bank's prime rate, which was 9.5% at December 31, 2000. In connection with the Credit Facility the Company is required to comply with certain debt service coverage and liquidity requirements. Two of the Company's principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, the Company issued warrants to purchase 150,000 shares at an exercise price of $1.406 per share exercisable for a period of four years and agreed to pay each of the stockholders interest of 2% per annum on the average annual balance on the note payable to the bank for guaranteeing the note. At December 31, 2000, the Company had utilized $100,000 of its available line of credit. The line of credit matures in August 2001. The term loan is payable in 48 installments over 4 years.

     During 2000, the Company and its subsidiaries were obligated under 16 leases covering the premises in which the Company's Daily Grill, Grill and Pizza Restaurants are located as well as leases on its executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $2.6 million in 2000, with varying escalation and percentage rent clauses in each of the restaurant leases. Minimum rental payments during 2001 on existing leases as of December 31, 2000, total $2.3 million.

     The Company currently expects to open one restaurant in 2001, in San Francisco, and is currently negotiating for two additional locations, which would open in 2001 or 2002. Cost of opening the Handlery Hotel Daily Grill in San Francisco is estimated at $2.8 million, of which the Company expects to pay approximately $250,000, with the balance being paid by the hotel. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

     Capital expenditures were $3.8 million in 1998, $1.1 million in 1999 and $2.3 million in 2000. Capital expenditures in fiscal 2001 are expected to be between $1.0 million and $1.5 million, primarily for the development of new restaurants, capital replacements and refurbishing for existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on the Company's part. In addition, if the Company opens more, or less, restaurants than it currently anticipates, its capital requirements will increase, or decrease, accordingly.

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

     The Series I Convertible Preferred Stock was converted into 200,000 shares of common stock in July 2000.

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

     The $8.00 Warrants are exercisable to purchase common stock at a price of $8.00 per share commencing three years from the date of issuance and ending five years from the date of issuance.

     The $12.00 Warrants are exercisable to purchase common stock at a price of $12.00 per share commencing three years from the date of issuance and ending five years from the date of issuance.

     In February of 1999, the Company entered into a limited liability company/member loan arrangement to provide financing for the planned opening of a Grill restaurant at the Chicago Westin Hotel which opened June of 2000. Pursuant to the financing arrangement for the Chicago Westin Hotel Grill, investor members of the limited liability company (the "Chicago LLC") invested $1,000 in the Chicago LLC and loaned an additional $1.699 million to the Chicago LLC. The Company manages the Chicago LLC for which it receives a management fee of 5% of sales and owns a 60% interest in the Chicago LLC. The Company guaranteed repayment of the loan to the Chicago LLC and issued warrants to acquire 203,645 shares of common stock at $1.75 per share. The total cost to construct the Chicago Grill was $2.5 million. The Chicago Grill opened in June 2000.

     The Company may enter into investment/loan arrangements in the future on terms similar to the Chicago Westin Grill arrangements to provide for the funding of selected restaurants.

     In September 2000, the Company opened a hotel-based licensed Daily Grill restaurant at the Double Tree in Skokie, Illinois. All costs to build and open the restaurant were paid by the hotel operator.

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

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at the Company's restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; and the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures which could adversely impact revenues and earnings; and potential increases in meat prices, and corresponding decreases in operating margins, as a result of quarantine and destruction of livestock in Europe due to disease. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

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

     The Company closed its Media, Pennsylvania Pizza Restaurant in 2000 and, in October 2000, entered into an agreement to sell its South Plainfield, New Jersey Pizza Restaurant for $700,000. Sale of the South Plainfield Restaurant is subject to certain contingencies.

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

     A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. The Company's cost of operations have been affected by several increases in the Federal and State minimum wage in recent years, including a state minimum wage increase in California in January 2001. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $1.5 million revolving credit and term loan facility. Borrowings outstanding under the credit facility totaled $1.2 million at December 31, 2000. Borrowings under the credit facility bear interest at the lender's prime rate .A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company, together with the independent accountants report thereon of PricewaterhouseCoopers, LLP, appears herein. See Index to Financial Statements on F-1 of this report.

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

     (2)  Financial Statement Schedules

              None

     (3)  Exhibits

         Exhibit
         Number                     Description of Exhibit
        ---------                  -------------------------

          3.1  Certificate of Incorporation, as amended, of Grill Concepts, Inc.
               (7)
          3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (8)
          3.3 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (13)
          3.4  Bylaws, as amended, of Grill Concepts, Inc. (1)
          3.5 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)
          4.1 Certificate of Designation fixing terms of Series II Preferred Stock (8)
          4.2  Specimen Common Stock Certificate (1)
          4.3  Form of Offshore Warrant (3)
          4.4  Form of $8.00 Warrant (8)
          4.5  Form of $12.00 Warrant (8)
          10.1 Form of Franchise Agreement (1)
          10.2 Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)

         +10.3 Employment Agreement with Robert Wechsler (2)
          10.4 Operating Agreement for The Airport Grill LLC between Grill Concepts and CA One Services, Inc. dated March 15, 1995 (5)
         +10.5 Grill Concepts, Inc. 1995 Stock Option Plan (6)
         +10.6 Employment  Agreement,  dated January 1, 2000, with Robert Spivak
               (12)
          10.7 Operating Agreement for San Jose Grill LLC, dated June 1997 (9)
          10.8 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (9)
          10.9 Subordinate Note, dated December 1997, relating to San Jose Grill LLC (9)
          10.10 Management Agreement re: San Jose City Bar & Grill (10) 10.11Blanket Conveyance, Bill of Sale and Assignment between Grill
               Concepts, Inc. and Air Terminal Services, Inc. (11)
          10.12License  Agreement  between  Grill  Concepts,  Inc.  and  Airport
               Grill, L.L.C. (11)
          10.13Agreement,  dated August 27, 1998,  between Grill Concepts,  Inc.
               and Hotel Restaurant Properties, Inc. (11)
          10.14Restaurant  Management  Agreement  between Grill Concepts,  Inc.,
               Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (11)
          10.15Loan  Agreement  between  Grill  Concepts,  Inc.  and  The  Wolff
               Revocable Trust of 1993 (12)
          10.16Addendum to  Management  Agreement  re: San Jose City Bar & Grill
               (12)
         +10.17Grill Concepts,  Inc. 1998 Comprehensive Stock Option and Award
               Plan(24)
          10.18Bank of America  Business Loan Agreement (15)
          10.19Peter Roussak Warrant dated November 1999 (15)
          10.20Chicago - Grill on the Alley Warrant (15)
          10.21Chicago - Grill on the Alley First Extension Warrant (15) 10.22Chicago - Grill on the Alley Second Extension Warrant (15) 10.23Guaranty - Michigan Avenue Group Note (15)
          10.24Operating  Agreement  for  Chicago  - The  Grill on the Alley LLC
               (15)
          10.25 Letter Agreement dated July 19, 2000 with Wells Fargo Bank (16) 10.26Indemnification Agreement between Grill Concepts, Inc., Lewis N.
               Wolff and the Lewis N. Wolff  Revocable Trust of 1993 and Michael
               S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust (16)

          10.27 Form of Letter Agreement regarding Loan Facility (16)
          10.28 Form of four year 9% Promissory Note (16)
          10.29 Form of Warrant issued in connection with Promissory Notes (16) 10.30Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff (16)

          10.31Form of Warrant issued in connection with Loan Guaranty (16)

          10.32*Michael   Grayson   Warrant

          10.33*Daily Grill Restaurant Management Agreement,  dated February 5,
               2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc.

          10.34* Asset  Purchase  Agreement,  dated  October 18, 2000 re:  South
               Plainfield Pizzeria Uno

          21.1* Subsidiaries of Registrant

          23.1* Consent of PricewaterhouseCoopers LLP

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

(14) Incorporated by reference to the Company's Definitive Proxy Statement filed April 28, 1998.

(15) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 26, 1999.

(16) Incorporated by reference to the respective exhibits with the Registrant's Form 10-Q for the quarter ended September 24, 2000.

(b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       GRILL CONCEPTS, INC.

                                                    By: /s/ Robert Spivak
                                                       ---------------------
                                                       Robert Spivak
                                                       President

Dated:  March 30, 2001

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                        Title                          Date
    -----------                      --------                       -------

/s/ Robert Spivak      President, Chief Executive Officer        March 30, 2001
---------------------  and Director (Principal Executive
Robert Spivak          Officer)


/s/ Michael Weinstock  Chairman of the Board of Directors        March 30, 2001
---------------------  and Executive Vice President
Michael Weinstock


                       Director                                  March __, 2001
---------------------
Robert Wechsler


/s/ Charles Frank      Director                                  March 30, 2001
---------------------
Charles Frank


/s/ Glenn Golenberg    Director                                  March 30, 2001
---------------------
Glenn Golenberg


/s/ Keith Wolff        Director                                  March 30, 2001
---------------------
Keith Wolff


/s/ Daryl Ansel        Chief Financial Officer                   March 30, 2001
---------------------  (Principal Accounting Officer and
Daryl Ansel            Principal Financial Officer)

                      Grill Concepts, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements
                                                                           Page
                                                                          ------

Report of Independent Accountants                                          F-2

Consolidated Balance Sheets
     As of December 31, 2000 and December 26, 1999                         F-3

Consolidated Statements of Operations
    For the Years Ended December 31, 2000, December 26, 1999               F-4
    and December 27, 1998

Consolidated Statements of Stockholders' Equity
    For the Years Ended December 31, 2000, December 26, 1999               F-5
    and December 27, 1998

Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, December 26, 1999               F-6
    and December 27, 1998

Notes To Consolidated Financial Statements                                 F-7

                        Report of Independent Accountants


To the Board of Directors
Grill Concepts, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its Subsidiaries at December 31,2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's majority-owned subsidiaries, The San Jose Grill, LLC ( a California Limited Liability Company) and Chicago-The Grill on The Alley, LLC (an Illinois Limited Liability Company) as of December 31, 2000 and for the year then ended, which combined statements reflect total assets and total revenues of $4,430,447 and $8,062,717, respectively. In addition, we did not audit the financial statements of the San Jose Grill, LLC as of December 26, 1999 and for the year then ended, which statements reflect total assets and total revenues of $1,897,962 and $3,783,430, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the aforementioned majority-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for the cost of start-up activities in 1998.



Price Waterhouse Coopers L.L.P.
March 14, 2001

                      Grill Concepts, Inc. and Subsidiaries
                          Consolidated Balance Sheets

                                                                                     December 31,      December 26,
                                                                                        2000              1999
                                                                                     ------------      ------------

Assets

Current assets:
   Cash and cash equivalents                                                        $     623,097    $   352,453
   Inventories                                                                            541,579        426,680
   Receivables                                                                            654,594        738,757
   Prepaid expenses and other current assets                                              270,672        294,251
                                                                                       ----------     ----------
              Total current assets                                                      2,089,942      1,812,141

Furniture, equipment and improvements, net                                              9,300,548      8,272,509

Goodwill, net                                                                             213,053        221,437
Liquor licenses                                                                           587,614        646,647
Other assets                                                                              342,921        334,818
                                                                                       -----------    -----------
              Total assets                                                            $12,534,078     $11,287,552
                                                                                       ===========    ===========

Liabilities, Minority Interest and Stockholders' Equity

Current liabilities:
   Bank line of credit                                                                $    100,000    $  935,000
   Accounts payable                                                                      1,420,591     1,881,908
   Accrued expenses                                                                      2,358,699     1,663,590
   Current portion of long-term debts                                                       737,881      463,853
   Notes payable - related parties                                                          191,716      553,058
                                                                                      --------------   ---------
              Total current liabilities                                                  4,808,887     5,497,409

Long-term debts                                                                          2,408,151     1,537,994

Notes payable - related parties                                                             458,132      495,295
                                                                                      -------------    ----------

              Total liabilities                                                         7,675,170       7,530,698
                                                                                      -------------    ----------

Minority interest                                                                       1,363,494         295,478

Commitments and contingencies (Note 9)

Stockholders' equity:
   Series A, 10% Convertible Preferred Stock, $.001 par value; 1,000,000 shares
     authorized, none issued and outstanding in 2000 and 1999                                                   -
              Series  B,  8%  Convertible  Preferred  Stock,  $.001  par  value;
     1,000,000 shares authorized, none issued and outstanding in 2000 and 1999                  -               -
    Series I, Convertible Preferred Stock, $.001 par value; 1,000,000
shares authorized, 0 and 1,000 shares issued and outstanding in                                 -               1
2000 and 1999, respectively
   Series II, 10% Convertible Preferred Stock, $.001 par value; 1,000,000 shares authorized, 500 shares issued and outstanding in 2000 and 1999,
liquidation preference of $175,695 and $125,695 in 2000 and 1999,                               1               1
respectively
   Common Stock, $.00004 par value; 7,500,000 shares authorized, 4,203,888 and
     4,003,738 issued and outstanding in 2000 and 1999, respectively                          168             160

   Additional paid-in capital                                                          11,071,055      11,071,062
   Accumulated deficit                                                                 (7,575,810)     (7,609,848)
                                                                                     -------------    ------------
              Total stockholders' equity                                                3,495,414       3,461,376
                                                                                     -------------    ------------

              Total liabilities, minority interest  and stockholders' equity         $ 12,534,078      $11,287,552
                                                                                     =============    ============


        The accompanying notes are in integral part of these consolidated financial statements

                      Grill Concepts, Inc. and Subsidiaries
                    Consolidated Statements of Operations

                                                                        December 31,    December 26,       December 27,
                                                                           2000            1999               1998
                                                                       --------------  ------------        ------------

Revenues:
   Sales                                                              $ 44,597,349      $38,431,886        $34,464,289
   Management and license fees                                           1,078,272          544,090            443,816
                                                                      --------------    ------------      ------------
              Total revenues                                            45,675,621       38,975,976         34,908,105
   Cost of sales                                                        13,001,701       10,886,476          9,673,787
                                                                      -------------     ------------      ------------

              Gross profit                                              32,673,920       28,089,500         25,234,318
                                                                      -------------     ------------      ------------
Operating expenses:
   Restaurant operating expenses                                        27,201,008       23,426,273         21,320,734
   General and administrative                                            3,302,704        3,295,308          2,754,711
   Depreciation and amortization                                         1,334,008        1,195,954          1,137,439
   Preopening costs                                                        330,168           54,197            175,305
   Unusual charges                                                          72,990                -            963,831
                                                                      -------------     ------------      -------------
              Total operating expenses                                  32,240,878       27,971,732         26,352,020
                                                                      -------------     ------------      -------------
              Income (loss) from operations                                433,042          117,768         (1,117,702)
Interest expense, net                                                     (398,288)        (180,266)          (115,331)
Interest expense - related parties                                         (80,001)        (195,381)          (115,481)
                                                                      -------------     ------------      -------------

Loss before  provision for income taxes,  minority
interest, equity in loss of joint venture and
cumulative effect of change in accounting principle                        (45,247)        (257,879)       (1,348,514)
Provision for income taxes                                                 (14,000)          (6,000)           (9,500)
                                                                      -------------     -------------     -------------

Loss before minority interest, equity in loss of joint venture and
cumulative effect of change in accounting principle                        (59,247)        (263,879)       (1,358,014)
Minority interest in loss (earnings) of subsidiaries                       102,754          (67,521)          121,693
Equity in loss of joint venture                                             (9,469)         (74,137)                -
                                                                      -------------     -------------     -------------
Income (loss) before cumulative effect of change in accounting
principle                                                                   34,038         (405,537)       (1,236,321)
Cumulative effect of change in accounting principle                              -                -           (70,281)
                                                                      -------------     -------------     -------------
              Net income (loss)                                             34,038         (405,537)       (1,306,602)
                                                                      =============     =============     =============
Preferred stock:
   Preferred dividends accrued or paid                                     (50,000)         (50,000)          (85,384)
   Accounting deemed dividends                                                   -                -           (82,877)
                                                                      -------------     -------------     -------------
                                                                           (50,000)         (50,000)         (168,261)
                                                                      -------------     -------------     -------------
Net loss applicable to common stock                                        (15,962)        (455,537)       (1,474,863)
                                                                      ==============    =============     =============
Net income (loss) per share:
   Net income (loss) before preferred dividend                        $        .01  $        (0.10)    $        (0.33)
   Preferred stock:
     Dividends                                                                (.01)           (0.01)            (0.02)
     Accounting deemed dividends                                              (.00)           (0.00)            (0.02)
                                                                      --------------    -------------     -------------
                                                                              (.01)           (0.01)            (0.04)
                                                                      --------------    -------------     -------------

Basic net income (loss) applicable to common stock                     $       .00   $        (0.11)    $        (0.37)
                                                                      ==============    =============     =============

Average-weighted shares outstanding                                      4,104,360        4,003,738          3,972,256
                                                                      ==============   ==============     =============

       The accompanying notes are in integral part of these consolidated financial statements

                      Grill Concepts, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                              Series A    Series B     Series I    Series II               Additional
                              Preferred   Preferred    Preferred   Preferred    Common      Paid-In      Accumulated
                              Stock       Stock        Stock       Stock        Stock       Capital       Deficit             Total
                              ---------   ---------    ---------  -----------  --------    ----------   -------------        -------


Balance, December 28,
1997                         $     -     $     1       $     1     $      1    $   157   $ 11,053,913   $ (5,870,869)   $ 5,183,204

    Dividends of Series
B, 8% Convertible Preferred
Stock, paid in cash                -           -             -            -          -         (9,689)             -         (9,689)

    Dividends of Series
B, 8% Convertible Preferred
Stock, paid by issuance of
common stock                       -           -             -            -          1         26,839        (26,840)             1

    Conversion of Series
B, 8% Convertible Preferred
Stock, to common stock             -          (1)            -            -          2             (1)             -              -

    Net loss                       -           -             -            -          -              -     (1,306,602)    (1,306,602)
                             --------      --------     -------      -------    -------     -----------   ------------- ------------

Balance, December 27, 1998         -           -             1            1        160     11,071,062      (7,204,311)    3,866,913

    Net loss                       -           -             -            -          -              -        (405,537)    (405,537)
                             --------      --------     -------      -------    -------     -----------   ------------- ------------

Balance, December 26, 1999         -           -             1            1        160     11,071,062      (7,609,848)   3,461,376
      Conversion of Series
I, Convertible Preferred
Stock, to common stock                                      (1)                      8             (7)              -            -

    Net income                     -           -             -            -          -                         34,038       34,038
                            ---------      --------     -------      -------    -------     ------------   ----------   ------------

Balance, December 31, 2000  $      -      $    -      $      -      $     1     $  168    $ 11,071,055   $ (7,575,810)  $3,495,414
                            =========      ========     =======      =======    =======    ===========    ===========   ============

              The accompanying notes are an integral part of these
                       consolidate financial statements.

                      Grill Concepts, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                         December 31       December 26,     December 27,
                                                                            2000              1999             1998
                                                                         ------------     -------------    -------------

Cash flows from operating activities:
   Net income (loss)                                                   $   34,038         $  (405,537)     $ (1,306,602)
   Adjustments  to reconcile net income (loss) to net
cash (used in) provided by operating activities:
     Depreciation and amortization                                      1,334,008           1,195,954         1,137,439
     Cumulative effect of change in accounting principle                        -                   -            70,281

                Unusual charges - write-off of assets                      72,990                   -           450,513
                Minority interest in net (loss) earnings of              (102,754)             67,521          (121,693)
subsidiaries
                 Equity in loss of joint venture                            9,469              74,137                 -
              Changes in operating assets and liabilities:
       Inventories                                                       (114,899)            (41,549)          (82,500)
       Receivables                                                         84,163            (382,399)           18,759
       Prepaid expenses and other current assets                           23,579             169,027               446
       Liquor licenses and other assets                                    50,930             (28,514)           53,535
       Accounts payable                                                  (461,317)            461,813           288,936
       Accrued expenses                                                   695,109             617,758           187,782
                                                                      ------------         -----------      ------------

              Net cash provided by operating activities                 1,625,316           1,728,211           696,896
                                                                      ------------         -----------      ------------

Cash flows from investing activities:
   Additions to furniture, equipment and improvements                  (2,381,899)         (1,117,742)       (3,858,962)
    Investment in joint venture                                                 -             (83,606)                -
                                                                      ------------         -----------      ------------
              Net cash used in investing activities                    (2,381,899)         (1,201,348)       (3,858,962)
                                                                      ------------         -----------      ------------

Cash flows from financing activities:
    Proceeds from issuance of notes payable                               400,000                   -                 -
   Net increase in bank line of credit                                    100,000             344,974           110,026
   Proceeds from term debt                                              1,200,000             624,452         3,850,313
     Proceeds from investment in San Jose Grill LLC                             -                   -           349,650

    Proceeds from investment in Chicago Grill LLC                       1,190,000
    Preferred return to minority member on Chicago - The
Grill on the Alley, LLC                                                   (73,402)
    Proceeds from equipment financing                                   1,007,144                   -                 -
   Payments on long term debt and bank loans                           (2,397,957)           (455,436)         (972,617)
   Payments on related party debt                                        (398,558)         (1,126,584)
   Dividends paid                                                               -                   -            (9,689)
                                                                      ------------         -----------      ------------

              Net cash provided by (used in) financing activities       1,027,227            (612,594)        3,327,683
                                                                      ------------         -----------      ------------

              Net increase (decrease) in cash and
cash equivalents                                                          270,644             (85,731)          165,617
Cash and cash equivalents, beginning of year                              352,453             438,184           272,567
                                                                      ------------         -----------      ------------

Cash and cash equivalents, end of year                               $    623,097       $     352,453      $    438,184
                                                                      ============         ===========      ============

Supplemental cash flows information:
   Cash paid during the year for:
     Interest                                                        $    543,897       $     378,669     $     156,989
     Income taxes                                                    $     12,200       $       6,000     $       9,500


              The accompanying notes are an integral part of these
                        consolidate financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Business, Organization and Basis of Presentation

          General

          Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 31, 2000, the Company owned and operated fifteen restaurants, consisting of eight Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and two Pizzeria Uno Restaurants located in the eastern part of the United States. With the exception of the two Pizzeria Uno Restaurants which are operated pursuant to franchise agreements, each of the Company's restaurants is owned and operated on a nonfranchise basis solely by the Company.

          Management's Plans

          The Company reported net income of $34,038 in the year ended December 31, 2000 , but incurred net losses of $ 405,537 and $1,306,602 for the years ended December 26, 1999, and December 27, 1998, respectively, and has a negative working capital of $2,718,945 as of December 31, 2000. Although the Company has had recurring losses, the Company generated positive cash flows from operations of $1,625,316, $1,728,211 and $696,896 for the years ended December 31, 2000, December 26, 1999, and December 27, 1998, respectively.

          Management's plans for profitable operations include increasing sales at its existing restaurants and increased cost controls and efficiency gains through leveraging the recently implemented information systems, implementation of procedures and improving management practices. In addition, the Company has shifted some of its business focus to include hotel-based restaurants. Accordingly, the Company has initiated a strategic growth plan whereby the Company plans to operate its restaurants in hotel properties in strategic markets throughout the United States. The Company believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition. Also the Company has shown that it is able to expand its restaurant base with little to no equity investment in new locations. Specifically, the new locations to be opened in 2001 are already fully funded through landlord contributions, joint ventures, partnerships, or a combination thereof. The Company will earn management fee income in addition to profit sharing, thereby increasing the predictability of its income stream and significantly enhancing its return on assets. The Company believes that these activities will allow the Company to meet its existing and ongoing obligations, and achieve profitability and better margins from successfully shifting some of its focus to hotel-based restaurants. If the Company requires additional financing for the opening of additional restaurants, acquisitions, or if there is a significant downturn in sales that result in a decrease in cash flows, the Company may seek additional financing by issuing debt or equity securities, the formation of additional investment/loan arrangements, or a combination thereof. However, there is no assurance that adequate financing will be available to the Company at acceptable terms, if at all.

          The Company funds its operations through its operating cash flow, and various borrowings. At December 31, 2000 the Company had a bank credit facility of $1,500,000 consisting of a line of credit of $ 300,000 and a $1,200,000 term loan payable in 48 equal monthly installments. The line of credit matures in August 2001.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation and Minority Interest

         The consolidated financial statements at December 31, 2000 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include the two Pizzeria Uno Restaurants, The Grill on the Alley, Universal Grill Concepts, Inc. and two majority-owned subsidiaries The San Jose Grill LLC (a California Limited Liability Company) and Chicago
         - The Grill on the Alley, LLC. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used by Universal Grill Concepts, Inc. to account for the investment in the joint venture in Universal CityWalk.

         In connection with the building of a new restaurant, in February 1999, a limited liability company was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant has been funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the other minority interest member of the limited liability company and $750,000 of equipment financing. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

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

         Fiscal Year

         The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal year 2000 consisted of 53 weeks ended December 31, 2000. The fiscal years 1999 and 1998 consisted of 52 weeks ended December 26, 1999 and December 27, 1998, respectively.

         Revenue Recognition

         Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are recognized on an accrual basis when earned.

         Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

2.       Summary of Significant Accounting Policies (Continued)

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

         Goodwill

         Goodwill relates to the excess of cost over the fair value of the net assets of The Grill acquired in April 1996. Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization at December 31, 2000 was $32,776.

         Expendables

         Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

         Liquor Licenses

         The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market.

2.       Summary of Significant Accounting Policies (Continued)

         Pre-opening Costs

         Effective with fiscal year 1998, pre-opening costs are expensed as incurred.

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

         Advertising and Promotion Costs

         All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 31, 2000, December 26, 1999 and December 27, 1998 was $ 844,221, $804,275 and $928,911, respectively.

         Reclassifications

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

         Long-Lived Assets

         In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its goodwill, intangibles or other long-lived assets has occurred.

2.       Summary of Significant Accounting Policies (Continued)

         Stock-Based Compensation

         The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

         Net Income Per Share

         Pursuant to SFAS No. 128 "Earnings Per Share" basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the Treasury Stock method.

         Dilutive net income (loss) per share is not presented since all of the dilutive shares are antidilutive for the periods presented. Net income
         (loss) per share for fiscal year 1998 has also been adjusted to give effect to the deemed dividends.

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

2.       Summary of Significant Accounting Policies (Continued)

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

         During fiscal 1998, the Company elected early adoption of American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities." This new accounting standard requires entities to expense all start-up and pre-opening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the Company previously  deferred  such  costs  and  then  wrote  them  off over the twelve-month period following the opening of each restaurant. Restatement of previously issued financial statements is not permitted by SOP 98-5, and entities are not required to report the pro forma effects of the retroactive application of the new accounting standard.

3.       Furniture, Equipment and Improvements, Net

         Furniture, equipment and improvements at December 31, 2000 and December 26, 1999 consisted of:

                                                           2000          1999
                                                           ----          ----

         Furniture, fixtures and equipment           $  7,034,256  $  6,213,473
         Leasehold improvements                         8,763,894     7,155,076
         Motor vehicle                                     22,577        22,577
         Expendables                                      335,164       237,841
         Construction-in-progress                               -       334,048
                                                      -----------  ------------


         Furniture, equipment and improvements         16,155,891    13,963,015

         Less, Accumulated depreciation                (6,855,343)   (5,690,506)
                                                     ------------- ------------

         Furniture, equipment and improvements, net  $  9,300,548  $  8,272,509
                                                     ============  ============

4.       Accrued Expenses

          Accrued Expenses at December 31, 2000 and December 26, 1999 consist of the following:

                                            2000            1999
                                            ----            ----
        Accrued Payroll                $   587,185     $   311,639
        Accrued Sales Tax                  282,712         237,855
        Accrued Interest                   110,987         176,595
        Deferred Rent                      291,604         239,441
        Other                            1,086,211         698,060
                                        ----------       ---------
        Total                          $ 2,358,699      $1,663,590
                                        ==========       =========

5.       Debts

         Debts at December 31, 2000 and December 26, 1999 are summarized as follows:

                                                                                      2000              1999
                                                                                      ----              ----

         Note payable to bank under a credit agreement, expiring August 1, 2004, payable in forty-eight equal monthly installments starting September 1,
         2000, plus interest.  Also available is $300,000 under a revolving line of credit expiring August 1, 2001 ($100,000 outstanding at December 31,
         2000).
         Interest is payable monthly at the Banks' Reference Rate (9.5% at
         December 31, 2000).  The note is collateralized by an interest in the assets of the Company.  In addition, two of the Company's principal stockholders have guaranteed the credit facility.  In connection with this facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements.  The credit agreement also contains a subjective acceleration clause and a
         cross-default provision.                                                 $1,200,000

         Note payable to bank under revolving credit agreement,  expiring August
         1, 2003, payable in sixty equal monthly installments starting September
         1, 1998, plus interest.  Also available is $1,000,000 under a revolving line of credit expiring June 30, 2000 ($935,000 outstanding at December
         26, 1999).  Interest is payable  monthly at the Bank's  Reference  Rate
         (8.75% at December 26, 1999) plus 0.25%.  The Company has the option of fixing the interest rate. The note is  collateralized by an interest in the assets of the Company. In addition,  two of the Company's principal stockholders  have  guaranteed  the  credit  facility  and it is  their intention to continue guaranteeing the credit facility upon renewal. In connection with this credit facility, the Company is required to comply with a number of restrictive covenants,  including meeting certain debt service cover and liquidity  requirements.  The credit  agreement  also contains a subjective acceleration clause and a cross-default
         provision.  The note was terminated and paid in full in August 2000.               -     $2,035,000



                                                                                      2000              1999
                                                                                      ----              ----

         Note  payable  to  Small  Business  Administration   collateralized  by
         property, payable monthly, $1,648, including interest at 4.0%, due
         September 23, 2006.                                                     $  101,425         $  116,095

         Note payable to lessor, uncollateralized, payable monthly, $1,435,
         including interest at 10.0%, due April 30, 2013.                           128,325            132,487

         Note payable for equipment, payable monthly, $2,039, due December 8,
         2001.                                                                       21,659             39,975

         Note payable for equipment, payable monthly, $14,597, including
         interest at 9.25%, due April 30, 2004.                                     489,700            613,290

         Note payable for equipment, payable monthly, $6,382, including
         interest at 10.8%, due May 1, 2004.                                        220,058                  -

         Note payable to two non-related parties, payable monthly, $9,954,
         including interest at 9.0%, due August 1, 2004                             371,870                  -

         Note payable for equipment, payable monthly, $15,396, including
         interest at 10.8%, due December 1, 2005                                    709,374                  -

         Note payable for equipment, payable monthly, $136, including
         interest at 11.8%, due July 1, 2003                                          3,621                  -
                                                                                 ----------          ----------

                                                                                  3,246,032          2,936,847

         Less, Current portion of long-term debts                                   737,881            463,853
         Less, Bank line of credit                                                  100,000            935,000
                                                                                 ----------         -----------

                  Long-term portion                                             $ 2,408,151         $1,537,994
                                                                                 ==========         ===========


         Principal maturities of long-term debt are as follows:

                  Year Ending
                  December 31,

                     2001                                      $ 837,881
                     2002                                        758,205
                     2003                                        803,821
                     2004                                        534,751
                     2005                                        196,850
                     Thereafter                                  114,524
                                                                 -------

                              Total                           $3,246,032
                                                               =========

6.       Related Parties

         Debts with related parties at December 31, 2000 and December 26, 1999 consisted of:

                                                                                      2000              1999
                                                                                      ----              ----

         Uncollateralized note payable to shareholder, with interest payable at a rate of 10% per annum.  The note payable and interest is due on
         July 31, 2001.                                                           $  70,000          $  70,000

         Uncollateralized subordinated note payable to shareholders, with interest payable at a rate of 7.0% per annum.  The note payable and
         interest is due on December 23, 2001.                                       84,500             84,500

         Uncollateralized  note  payable to one of the  shareholders'  revocable trusts ($500,000 original principal amount), with interest payable at a rate of 10.0% per annum.  Management  fees received by the Company from the management of the Burbank Daily Grill are remitted as principal and interest  payments.  As a result,  the  current  portion at 1998 fiscal year-end is calculated based on projected 1999 results of operations of the  restaurant.  The note was terminated and paid in full in September
         2000.
                                                                                          -            198,853

         Uncollateralized  subordinated note payable to a member of The San Jose
         Grill LLC ($800,000 original  principal amount),  with interest payable annually at a rate of 10.0% per annum.  The note payable has no defined payment terms and is due in January 2018.  Substantially  all operating cash flows from the limited  liability company will be used to pay down the note prior to the distribution of funds to the
         members.  The note was terminated and paid in full in September 2000.            -            185,000

         Collateralized  subordinated  note payable to a member of Chicago - The
         Grill on the Alley LLC  ("Chicago  LLC").  Conversion of the note is at the option of the member. The original principle amount of the note was
         $1,699,000.  However, in February 1999, the member converted $1,190,000 of the note to  equity.  The note  bears  monthly  payments  of $6,292, including  interest at 8% per annum. The note will mature on October 1,
         2009. The Company  guaranteed  repayment of the loan to Chicago LLC and issued 203,645 warrants to acquire common stock at $7.00 per share.
                                                                                     495,348           510,000
                                                                                    --------         ----------
                                                                                     649,848         1,048,353

         Less, Current portion of notes payable - related parties                    191,716           553,058
                                                                                    --------         ----------

                  Long-term portion                                               $  458,132         $ 495,295
                                                                                    ========         ==========

     Principal maturities of debts with related parties are as follows:

                 Year Ending December 31,
                                   2001                   $   191,716
                                   2002                        40,305
                                   2003                        43,650
                                   2004                        47,273
                                   2005                        51,197
                                   Thereafter                 275,707
                                                             --------
                                    Total                 $   649,848
                                                             ========

          The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the note payable to the bank for guaranteeing the note with their personal assets. Interest expense totaled $43,820, $78,734 and $66,834 for fiscal years 2000, 1999 and 1998, respectively.

          A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $248,000 in 2000 and $244,000 for each of the fiscal years 1999 and 1998.

          The holder of all of the Company's preferred stocks is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the restaurants managed by the Company through management agreements entered into during 1998. Revenue related to this management agreement was $ 92,000 and $78,000 for the fiscal years 2000 and 1999, respectively.

          In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. A portion of the management fees received by the Company, as a result of the management agreements entered into with the assistance of HRP, are payable to HRP. There were $187,604 and $80,651 of management fees paid to HRP on this Agreement for fiscal year 2000 and 1999 respectively. The Agreement also provides that the HRP will repay to the Company amounts advanced to managed units on behalf of HRP. As of December 31, 2000, $28,813 was payable to HRP and at December 26, 1999, a receivable of $129,266 was due from HRP. Additionally, the Agreement provides that in case of a change in control of the Company both HRP and the Company will have certain rights to cause the Company to acquire HRP commencing in May of 2004.

7.       Stockholders' Equity

         In June 1996, the Board of Directors authorized and the Company completed an offering of $1.5 million of 1,500 shares of Series A, 10% Convertible Preferred Stock to an offshore investor. The preferred shares are convertible at the option of the holder in 25% increments commencing 60, 90, 120 and 150 days after June 17, 1996. The conversion price of the preferred shares is equal to the lesser of $9.00 per share or 85% of the average closing bid price of the common stock for the five trading days preceding notice of conversion. The Company may, at its option, redeem the preferred shares at their initial offering price or force conversion of the preferred shares at the then applicable conversion price commencing June 17, 1998. During fiscal year 1996, 800 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 108,322 shares of common stock at an average price of $7.36 per share.

         During fiscal year 1997, all of the remaining 700 shares of Series A Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 200,474 shares of common stock at an average price of $3.48 per share. In 1997, the Company paid $35,000 in dividends by issuing common stock, calculated based on the market rate at the issuance date, to the preferred shareholder. There were no accumulated dividends in arrears at December 26, 1999 and December 27, 1998.

         In December 1996, the Board of Directors authorized and the Company completed an offering of $650,000 of 65 shares of Series B, 8% Convertible Preferred Stock. The preferred shares are convertible at the option of the holder in one-third increments commencing 60, 75 and 90 days after December 13, 1996. The conversion price of the preferred shares is equal to the lesser of $10.00 per share or the average closing bid price of the common stock for the five trading days preceding notice of conversion multiplied by the following percentages when converted during the period after the issuance of the preferred shares indicated: 61 to 90 days - 85%; 91 to 130 days - 83.5%; 131 to 180 days - 82%; and 181 or more days - 80%. The preferred shares are entitled to receive an 8% cumulative dividend payable on conversion or redemption; provided, however, that with respect to any preferred shares converted prior to 180 days after issuance, the dividend shall be reduced to 4%. During fiscal year 1997, 33 shares of Series B Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 97,017 shares of common stock at an average price of $3.40 per share. During fiscal year 1998, all of the remaining 32 shares of Series B, 8% Convertible Preferred Stock were converted, resulting in the issuance of an aggregate of 79,640 shares of common stock at an average price of $4.00 per share. The Company paid $0, $9,689 and $8,473 in cash dividends during fiscal years 2000, 1999 and 1998, respectively. There were no accumulated dividends in arrears at December 31, 2000, December 26, 1999 and December 27, 1998.

         In June 1997, the Company completed a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 187,500 five-year $8.00 warrants and 187,500 five-year $12.00 warrants. The aggregate sales price of those securities was $1,500,000.

         The Series I Convertible Preferred Stock is convertible into common stock at $5.00 per share. In July 2000, the holder of Series I convertible preferred stock converted 1,000 shares of preferred stock into 200,000 share of common stock. There were no conversions during the years ended December 26, 1999 and December 27, 1998.

         The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $4,000 per share. There were no conversions as of December 31, 2000. Accumulated dividends in arrears totaled $175,695 and $125,695 as of December 31, 2000 and December 26, 1999, respectively.

         Warrants

         At December 31, 1995, the Company had outstanding 47,698 warrants previously issued by Magellan and exercisable at a price of $8.00 per share. These warrants expired in 2000. Additionally, in connection with the merger and a private placement during 1995, the Company issued an additional 25,000 warrants, which are exercisable at $12.00 per share.

         In connection with the offshore placement of the Series A, 10% Convertible Preferred Stock in June 1996, the Company issued warrants to acquire an aggregate of 62,500 shares of the Company's common stock at a price of $12.00 per share for a period expiring June 17, 2001. The warrants are redeemable at the Company's option commencing June 17, 1999 at a price of $.01 per warrant providing that the closing bid price of the Company's common stock has equaled or exceeded $18.00 per share for 20 trading days.

         In June 1997, 187,500 warrants exercisable at $8.00 per share and 187,500 warrants exercisable at $12.00 per share were issued in connection with the offering of the Series I Convertible Preferred Stock which are scheduled to expire June 26, 2002. These warrants are subject to cancellation in the event the holders of the Series I Convertible Preferred Stock, or common stock issued upon conversion of such preferred stock, sell, assign or transfer such preferred stock or underlying common stock, other than transfers to permitted persons, within three years of the initial sale of the stock.

         In February 1999, 17,708 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley, LLC. These warrants expire June 2010.

         In February 1999, 8,854 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley, LLC. These warrants expire June 2015.

         In February 1999, 177,083 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. These warrants expire April 1, 2005.

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

         In connection with a guaranty of the Company's bank lending facility, the Company issued 150,000 warrants to two principle shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in
         Section 4(2) of the Securities Act of 1933, as amended.

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

         Options

         On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. These Plans provide for options to be issued to the

         Company's employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period.

         A total of 572,500 common shares are reserved for issuance pursuant to these plans. During the year, upon recommendation of the Compensation Committee, 92,300 options were granted at $1.55. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. Transactions during the fiscal years 2000, 1999 and 1998 under the Plans were as follows (included in the following in the year 1998 are 10,000 shares from a discontinued plan, which expired in 1998):


                                             2000                       1999                     1998
                                       ---------------------    ---------------------   ----------------------
                                                   Weighted-                Weighted-                Weighted-
                                        Number     Average      Number      Average      Number      Average
                                        of Shares  Option       of Shares   Option       of Shares   Option
                                       ----------- ---------    ---------  ----------    ----------  ---------
                                                   Exercise                 Exercise                 Exercise
                                                    Price                   Price                    Price

         Options outstanding at
                  beginning of year     362,812    $  5.05      320,275     $  5.24     356,525     $  5.20
         Options granted - price less
                  than fair value             -          -            -                       -           -
                                                                               -
             Options granted -
         price                           92,300       1.55      121,625         4.20        5,000       4.24
         equals  fair value
         Options granted - price greater      -          -
                  than fair value                                     -            -            -          -
             Options exercised
                                                                      -            -            -          -
             Options cancelled          (73,624)      4.96      (79,088)        4.62      (41,250)      5.24
                                        --------    -------    ---------    ---------    ---------     ------

         Options outstanding at end of
                  Year                  381,488     $ 4.22      362,812     $   5.05      320,275   $   5.24
                                        ========    =======    =========    =========    =========     ======

         Options exercisable at end of
                  Year                  234,863                 227,175                   184,985
         Options available for grant at
                  end of year           191,013                 209,688                   252,225


         The  following  table  summarizes   information   about  stock  options
         outstanding at December 31, 2000 (shares in thousands):

                                          Options Outstanding                      Options Exercisable
                                 ---------------------------------   -------------------------------------------------
                                 Number           Weighted-                          Number
                                 Outstanding at   Average            Weighted-       Outstanding at     Weighted-
                Range of         December 31,     Remaining          Average         December 31,       Average
             Exercise Price      2000             Contractual Life   Exercise Price  2000               Exercise Price
             --------------      ---------------  -----------------  --------------  ---------------   ---------------

                  $1.55            92,300             9.7                $ 1.55               -          $  1.55
             $4.00 to $4.68       124,313             5.5                $ 4.26          83,838          $  4.32
             $5.36 to $6.12       164,875             3.1                $ 5.68         151,025          $  5.66
                                  -------                                               -------
                                  381,488                                               234,863
                                  =======                                               =======

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plans been determined based on the fair value at the grant date for awards in fiscal year 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would not have changed for pro forma purposes, however, for awards in 1999 and 1998, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                2000          1999           1998
                                                                ----          ----           ----

                  Net income (loss), as reported            $  34,038  $  (405,537)   $ (1,306,602)
                  Net income (loss), pro forma              $  34,038  $  (419,625)   $ (1,388,600)
                  Net income (loss) per share, as           $     .01  $     (0.10)   $      (0.33)
                  reported
                  Net income (loss) per share, pro forma    $     .01  $     (0.10)   $      (0.35)

         The fair value of each option grant issued in fiscal year 2000, 1999 and 1998 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
         (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 54.11% to 66.72%, (c) risk-free interest rates ranging from 4.69% to 6.45%, and (d) expected option lives of five years.

8. Unusual Charges and Adoption of Statement of Position 98-5, "Reporting On the Costs of Start-Up Activities"

         In 2000 the Company recorded a charge to earnings of $72,990 for the costs related to the closure of the Pizzeria Uno restaurant in Media, PA.

         In 1998 the Company recorded a charge to earnings of $450,513 for the write-off of long-lived assets related to a Daily Grill restaurant and one of the Pizzeria Uno restaurants in accordance with SFAS No. 121. The carrying values of the fixed assets were completely written off due to negative projected future cash flows pertaining to the two restaurants. The charge was recorded in the Consolidated Statements of Operations under Unusual Charges for fiscal year 1998. The write-off of the fixed assets of the two restaurants impacted the Company's reported results for fiscal 1998 by approximately $0.11 per basic share.

         The Company elected early adoption of SOP 98-5, "Reporting on the Costs of Start-Up Activities," during fiscal 1998. This new accounting standard, issued in 1998 by the AICPA, requires entities to expense all start-up and pre-opening costs as they are incurred. Consistent with the practice of most casual dining restaurant companies, the

8. Unusual Charges and Adoption of Statement of Position 98-5, "Reporting On the Costs of Start-Up Activities" (continued)

         Company previously deferred such costs and then wrote them off over the twelve-month period following the opening of each restaurant. The early adoption of SOP 98-5 was made retroactive to the first quarter of fiscal 1998. The cumulative effect of this change in accounting principle was $70,281. This new accounting standard will accelerate the Company's recognition of pre-opening costs but will benefit the post-opening results of new restaurants. Excluding the one-time cumulative effect, the adoption of the new accounting standard impacted the Company's reported results for fiscal 1998 by $513,318 or $0.13 per basic share. This incremental impact has been included in the Consolidated Statements of Operations under Unusual Changes for fiscal year 1998.


9.       Pension Plan

         Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of
         21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2000, 1999 and 1998, the Company made no contributions to the Plan.


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

         The aggregate minimum lease payments under noncancellable operating leases are as follows:

              Fiscal Year Ending

                     2001                                  $   2,322,846
                     2002                                      2,145,145
                     2003                                      2,081,465
                     2004                                      2,007,624
                     2005                                      1,894,689
                     Thereafter                                6,634,911
                                                              -----------

                                    Total                  $  17,086,680
                                                              ===========

         Rent  expense was $ 2,989,918,  $2,938,534  and  $2,590,021  for fiscal years 2000, 1999 and 1998, respectively,  including $ 395,384, $235,847 and $171,955 for 2000, 1999 and 1998, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

         Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of which the Company expects to be covered by its general liability insurance. However, punitive damage awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. No material causes of action are presently pending against the Company. However, there can be no assurance that punitive damages will not be given with respect to any actions that may arise in the future.

         The Company plans on new restaurant openings during 2001. The restaurants will be structured as either joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.


11.      Income Taxes

         The provisions for income taxes for the fiscal years ended December 31, 2000 December 26, 1999 and December 27, 1998 are as follows:

                                       2000          1999            1998
                                       ----          ----            ----

          Current - federal       $    9,700      $      -      $         -
          Current - state              4,300         6,000            9,500
                                       -----         -----            -----

                                  $   14,000      $  6,000      $     9,500
                                      ======         =====            =====


     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:

                                                 2000        1999         1998
                                                 ----        ----         ----

        Federal tax rate                        (34.0%)     (34.0%)      (34.0%)
        Net operating loss for which no tax
        benefit was realized                     47.4%       23.6%        25.0%
        Other                                    17.3%       12.0%        10.0%
                                           -----------  ----------  -----------

        Effective tax rate                      30.7%         1.6%         1.0%
                                           ==========   ==========  ===========

         Deferred tax assets and liabilities consist of the following as of December 31, 2000, December 26, 1999 and December 27, 1998:


                                                       2000          1999            1998
                                                      ------        ------          ------

         Deferred tax assets:
             Net operating loss                    $1,089,964    $1,469,881     $1,435,707
             Fixed assets                             806,355       809,958        883,183
             Pre-opening costs                        169,820       106,018        148,841
             State taxes                                                  -              -
             General business credit                  720,609       561,563        384,716
             Other                                     77,009        49,358         17,402
                                                   -----------  ------------    -----------

                  Total gross deferred tax assets   2,863,757     2,996,778      2,869,849

         Less, Valuation allowance                 (2,696,683)   (2,827,325)    (2,701,262)
                                                   ------------  ------------   -----------

                  Net deferred tax assets             167,074       169,453        168,587

         Deferred tax liabilities:
             Intangible assets                       (167,074)     (169,453)      (168,587)
                                                   ------------ -------------   -----------
                  Net deferred tax
         assets and liabilities                   $         -             -              -
                                                   ============ =============   ===========

         At December 31, 2000, the Company has available federal and state net operating loss carryforwards of $ 2,440,042 and $2,464,632 respectively, that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2006. A portion of state net operating losses began expiring in 2000. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.


12.      Store Openings

         On December 31, 1998, the Company signed and executed a joint venture agreement with Universal Studios, Inc. to open a Daily Grill restaurant at Universal Studios CityWalk Hollywood, California. This restaurant opened in July 1999 and has a year ending of June 30.

         In connection with the building of a new restaurant in February 1999, Chicago - The Grill on the Alley LLC ("Chicago LLC") was formed for the operation of a "The Grill" restaurant at the Chicago Westin Hotel in Chicago, Illinois. The Chicago LLC was financed through a combination of equity capital and a secured convertible promissory note. See Note 6 for information on the terms of the note.

       Store Closings

       In October 2000, the Company entered into an agreement to sell its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000. The Company is also seeking a suitable buyer for its Pizzeria Uno restaurant located in Cherry Hill, New Jersey.

       As noted in Note 8, the Company ceased to operate the Pizzeria Uno restaurant in Media, Pennsylvania in July 2000.

       In November 1999, the Company ceased to operate the Daily Grill restaurant in Salt Lake City, Utah.

13.    Quarterly Financial Data (Unaudited)

       Summarized unaudited quarterly financial data for fiscal years 2000. 1999 and 1998 is as follows:

                                                                    Quarter Ended
                                            ------------------------------------------------------------
                                            March 26,       June 25,     September 24,    December 31,
                                              2000           2000           2000             2000
                                            ----------      --------     -------------    --------------

        Total revenues                    $ 10,825,730   $ 10,341,365    $ 10,932,719    $ 13,575,807

        Income (loss) from operations          403,444       (223,247)        (42,519)        295,364

        Net income (loss)                      273,432       (120,595)       (120,185)          1,396

        Basic net income (loss) per share $       0.07          (0.03)          (0.03)           0.00


                                            March 28,        June 27,       September 26,     December 26,
                                             1999             1999             1999              1999
                                           ----------       ---------       ------------      -----------

        Total revenues                    $ 10,288,042   $  9,567,423    $   9,101,697     $  10,018,814

        Income (loss) from operations          377,986        233,364            8,210          (501,792)

        Net income (loss)                      262,258        109,789         (211,468)         (566,116)

        Basic net income (loss) per share $       0.07   $       0.02    $       (0.05)    $       (0.14)


                                           March 29,         June 28,       September 27,     December 27,
                                             1998              1998            1998               1998
                                           ----------        --------       --------------    -------------

        Total revenues                    $ 8,361,241    $ 8,450,280     $  8,641,440       $  9,455,144

        Income (loss) from operations         101,180       (354,890)        (196,806)          (667,186)

        Net income (loss)                      60,861       (369,729)       ( 201,880)          (795,854)

        Basic net income (loss) per share $      0.02    $     (0.10)    $      (0.05)      $      (0.20)