Form 10-K/A
period 2000-12-31
GRILL CONCEPTS INC
filed 2001-04-30
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                      13-3319172
-------------------------------           --------------------------------------
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

                         Common Stock, $.00004 par value
                         -------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         4,203,888 shares of common stock of the Registrant were outstanding as of February 15, 2001. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the NASDAQ Small-Cap Market, was approximately $6,000,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information Regarding Executive Officers and Directors

         The following table sets forth the names, ages and offices of the present executive officers and directors of the Company. The periods during which such persons have served in such capacities are indicated in the description of business experience of such persons below.

        Name            Age                 Position
       ------          -----               ----------
   Robert Spivak        57       Chief Executive Officer, President and Director
   Michael Weinstock    58       Chairman of the Board, Executive Vice President
                                 and Secretary
   Daryl Ansel          39       Chief Financial Officer
   John Sola            48       Vice President - Executive Chef
   Charles Frank        53       Director
   Glenn Golenberg      59       Director
   Robert Wechsler      72       Director
   Keith Wolff          34       Director

     Robert Spivak. Mr. Spivak was a co-founder of the Company's predecessor, Grill Concepts, Inc. (a California corporation)("GCI") and served as President, Chief Executive Officer and a director of GCI from the company's inception in 1988 until 1995, when GCI was acquired by the Company (the "Exchange"), when he assumed the same positions with the Company. Prior to forming GCI, Mr. Spivak co-founded, and operated, The Grill on the Alley restaurant in Beverly Hills in 1984. Mr. Spivak continued to provide management services on a part-time basis as Managing Director of The Grill on the Alley until 1996 when the Company acquired The Grill on the Alley. Mr. Spivak previously served as (i) vice president of Office Construction Company, where he headed that company's restaurant construction division from 1980 to 1983, (ii) a partner of Soup 'n Such from 1976 to 1980, (iii) food department manager of Fedco Stores from 1972 to 1976, and (iv) manager of Redwood House and Smokey Joe's, both family owned restaurant operations, from 1965 to 1972. Mr. Spivak is a founder and past president of the Beverly Hills Restaurant Association. Mr. Spivak also served on the board of directors of the California Culinary Academy of San Francisco and chairs the executive advisory board of the Collins School of Hotel and Restaurant Management at California State Polytechnic University at Pomona.

     Michael Weinstock. Mr. Weinstock was a co-founder of GCI and served as Chairman of the Board, Vice President, Secretary and a director of GCI from 1988 until the Exchange when he assumed the positions of Vice Chairman of the Board, Executive Vice President, Secretary and director of the Company. Mr. Weinstock was named Chairman of the Board in 2000. Prior to forming GCI, Mr. Weinstock co-founded The Grill on the Alley restaurant in Beverly Hills in 1984. Mr. Weinstock previously served as President, Chief Executive Officer and a director of Morse Security Group, Inc., a security systems manufacturer.

     Daryl Ansel. Mr. Ansel has served as Chief Financial Officer of the Company since January 2001. Prior to joining the Company, Mr. Ansel served as food and beverage finance manager at Universal Studios from June 1999 to January 2001. Previously, Mr. Ansel owned and operated catering and restaurant businesses from 1990 to 1997, and served, from 1983 to 1990, in various senior finance positions with the University of California, Berkeley.

     John Sola. Mr. Sola served as Executive Chef for GCI from 1988 until the Exchange when he assumed the position of Vice President - Executive Chef of the Company. Mr. Sola oversees all kitchen operations, including personnel, food preparation and food costs, as well as monitoring and maintaining the overall performance of the kitchens and establishing procedures and policies in connection with the opening of new Daily Grill restaurants. Mr. Sola, along with Mr. Spivak, created the Daily Grill menu. Prior to joining GCI, Mr. Sola served as opening chef at The Grill on the Alley from inception in 1984 to 1988. Previously, Mr. Sola served in various positions, including Executive Chef, at a wide range of restaurants.

     Charles Frank. Mr. Frank is a partner in The Parkside Group, a private equity investor. He is also President of CAF Restaurant Services, Inc., a restaurant consulting firm. Mr. Frank served as President of MSA Industries, the largest distributor and installer of commercial floor coverings in the country, from 1995 to 1997 when MSA was acquired by DuPont. Prior to 1995, Mr. Frank spent 22 years in the restaurant industry serving as President of both Spectrum Foods, a 16 unit fine dining chain, and Il Fornaio Corporation. Mr. Frank has been a director of the Company since 1995 and is Chairman of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

     Glenn Golenberg. Mr. Golenberg is co-founder and Managing Director of Golenberg Schmitz Capital Partners, LLC, a merchant banking firm that invests in and mentors technology and other businesses and successor to Golenberg & Company which was formed in 1978. Prior to forming Golenberg & Company, Mr. Golenberg served in various research and management positions in the investment banking industry from 1966 to 1978. Previously, Mr. Golenberg was a CPA with Arthur Andersen & Co. Mr. Golenberg is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

     Robert Wechsler. Mr. Wechsler served as President, Chief Executive Officer and Chairman of the Company's predecessor, Magellan Restaurant Systems, Inc. from 1986 to 1995. Mr. Wechsler has been a director of the Company since 1995, serving as Chairman of the Board from 1995 to 1999, and is a member of the Audit Committee and Compensation Committee of the Board of Directors of the Company.

     Keith Wolff. Mr. Wolff has served as the Executive Vice President of Wolff DiNapoli LLC, a privately held real estate acquisition, development and management company, since 1998. Mr. Wolff is also the President of Hotel Restaurant Properties ("HRP"), which identifies locations and negotiates the opening of Company restaurants in hotel locations. From January 1998 until September 1998, Mr. Wolff consulted as Director of Strategic Development for the Company. From 1993 to 1998, Mr. Wolff was Ownership Representative and Co-General Manager of the Burbank Airport Hilton and Convention Center.

Compliance With Section 16(a) of Exchange Act

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2000. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company believes that all of the filing requirements were satisfied on a timely basis in 2000 other than one late filing of Form 4 by each of Charles Frank and Glenn Golenberg relating to the automatic grant of options to outside directors.

Committees and Attendance of the Board of Directors

     In order to facilitate the various functions of the Board of Directors, the Board has created a standing Audit Committee and a standing Compensation Committee. The Board of Directors has no standing nominating committee or any committee performing the functions of such committee.

     The functions of the Company's Audit Committee are to review the Company's financial statements with the Company's independent auditors; to determine the effectiveness of the audit effort through regular periodic meetings with the Company's independent auditors; to determine through discussion with the Company's independent auditors that no unreasonable restrictions were placed on the scope or implementation of their examinations; to inquire into the effectiveness of the Company's financial and accounting functions and internal controls through discussions with the Company's independent auditors and officers of the Company; to recommend to the full Board of Directors the engagement or discharge of the Company's independent auditors; and to review with the independent auditors the plans and results of the auditing engagement. The members of the Audit Committee are Mr. Frank, Chairman, Mr. Golenberg and Mr. Wechsler.

     The functions of the Company's Compensation Committee include reviewing the existing compensation arrangements with officers and employees, periodically reviewing the overall compensation program of the Company and recommending to the Board modifications of such program which, in the view of the development of the Company and its business, the Committee believes are appropriate, recommending to the full Board of Directors the compensation arrangements for senior management and directors, and recommending to the full Board of Directors the adoption of compensation plans in which officers and directors are eligible to participate and granting options or other benefits under such plans. The members of the Compensation Committee are Mr. Frank, Chairman, Mr. Golenberg and Mr. Wechsler.

     During the year ended December 31, 2000, the Board of Directors held four formal meetings, the Audit Committee held three meetings and the Compensation Committee held three meetings. Each director attended at least 75% of the aggregate of (i) the total number of meetings of the Board of Directors, plus
(ii) the total number of meetings held by all committees of the Board of Directors on which the director served.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 31, 2000 of each person who served as the Company's Chief Executive Officer during fiscal 2000 and the four other most highly paid executive officers whose total annual salary and bonus exceeded $100,000 during the fiscal year ended December 31, 2000 (the "Named Officers").

                                                                                  Long Term
Name and                                   Annual Compensation                   Compensation
Principal Position              Year       Salary($)     Bonus($)  Other ($)   Stock Options(1)(#)
-------------------            -------    -----------   ---------- ---------   -------------------

Robert Spivak                   2000      225,000          -0-     33,500 (2)          -0-
  President and                 1999      200,000          -0-     33,500 (2)       8,850
  Chief Executive Officer       1998      200,000          -0-     33,500 (2)       5,000

John Sola                       2000      114,423          -0-       -0-           10,000
  Vice President --             1999       97,308          -0-       -0-            8,750
  Executive Chef                1998       90,231          -0-       -0-               -0-

Michael Weinstock               2000      100,000          -0-       -0-               -0-
  Executive Vice President and  1999      100,000          -0-       -0-            4,375
  Chairman of the Board         1998       92,308          -0-       -0-               -0-

----------------

(1) All stock option quantities have been adjusted to reflect the impact of the 1-for-4 reverse stock split on August 9, 1999.
(2) Mr. Spivak receives the use of a leased automobile and reimbursement of all expenses related to the use thereof ($13,000), a $1,500 per month non-accountable expense allowance ($18,000) and a $1,000,000 term life insurance policy, in addition to vacation benefits, expense reimbursements and participation in medical, retirement and other benefit plans which are generally available to the Company's executives.

Compensation of Directors

         Each non-employee director of the Company is paid a fee of $500 for each Board meeting attended and $250 for each committee meeting attended. The Company also reimburses each director for all expenses of attending such meetings. Additionally, each non-employee director is currently granted options, pursuant to the Company's amended 1998 Comprehensive Stock Option and Award Plan, to purchase 6,250 shares of Common Stock upon their initial appointment as a director. Thereafter, each non-employee director on the day following each annual meeting of shareholders of the Company shall automatically receive options to purchase an additional 1,250 shares, plus an additional 250 shares for each committee on which such non-employee director serves. All such options are exercisable at the fair market value of the Company's Common Stock on the date of grant. Such options are fully vested and exercisable with respect to all of the shares covered on the date of each grant.

         No additional compensation of any nature is paid to employee directors.

Stock Option Grants

         The following table sets forth information concerning the grant of stock options made during 2000 to each of the Named Officers:

                                    Percent of                              Potential Realizable Value
                                   Total Options                             at Assumed Annual Rates
                                    Granted to                             of Stock Price Appreciation
                         Options    Employees in     Price    Expiration         For Option Term
         Name            Granted    Fiscal Year    Per Share    Date          5%                10%
       ---------        ---------  --------------  ---------  -----------  ---------         ----------

Robert Spivak..........     -             -             -            -           -              -
John Sola .............  10,000        10.8%      $1.5469     09/20/10       9,782         24,654
Michael Weinstock......     -             -             -            -           -              -


Stock Option Exercises and Year-End Option Values

          The following table sets forth information concerning the exercise of stock options during 2000 by each of the Named Officers and the number and value of unexercised options held by the Named Officers at the end of 2000:


                                                    Number of Unexercised       Value of Unexercised
                      Shares                             Options at             In-the Money Options
                    Acquired on     Value              at FY-End (#)(1)            at FY-End ($)(2)
Name                Exercise (#)   Realized ($)     Exercisable  Unexercisable  Exercisable  Unexercisable
----               -------------  -------------     -----------  -------------  -----------  -------------

Robert Spivak           -0-            -0-           26,250            -0-           -0-            -0-
John Sola               -0-            -0-           26,250        10,000            -0-        13,250
Michael Weinstock       -0-            -0-           28,125            -0-           -0-            -0-

-----------------

(1) All stock option quantities have been adjusted to reflect the impact of the 1-for-4 reverse stock split on August 9, 1999.
(2) Based on the fair market value per share of the Common Stock at year end, minus the exercise price of "in-the-money" options. The closing price for the Company's Common Stock on December 31, 2000 on the Nasdaq Small-Cap Market was $2.875.

Employment Contracts

         Effective January 1, 2001, the Company entered into a three year employment agreement with Robert Spivak, the Company's President and Chief Executive Officer. Mr. Spivak's employment agreement provides for an annual salary of $225,000 in 2000, $235,000 in 2001 and $250,000 in 2002. In addition, such agreement provides that Mr. Spivak shall receive a 100,000 shares stock option grant, the use of a leased automobile and reimbursement of all expenses related to the use thereof, a $1,500 per month non-accountable expense allowance, five weeks paid vacation per year, a $1,000,000 term life insurance policy, reimbursement of business related travel and meal expenses and participation in all medical, retirement and other benefit plans available to the Company's executives.

         The Company has no other employment agreements with any of its employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table is furnished as of April 12, 2001 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.

                                            Amount and Nature of Beneficial Ownership (1)
                                                       Shares Underlying
                                                       Options, Warrants
      Name and Address                                    and Other
                                                                                              Percent
     of Beneficial Owner                  Shares   Convertible Securities (2)     Total (2)  of Class (2)
     -------------------                  ------   ----------------------------  ----------  -----------

Michael Weinstock (3)(5)(6)..........     439,789           103,125                542,914        12.6%
Robert Spivak (3)(5)(7)..............     426,091            26,250                452,341        10.7%
Richard Shapiro (4)..................     455,825                 0                455,825        10.8%
Aaron Ferrer (8).....................     410,024                 0                410,024         9.8%
Keith Wolff (9)......................     250,000             6,250                256,250         6.1%
Chelverton Fund Limited (10).........     215,700                 0                215,700         5.1%
Robert L. Wechsler (11)..............     119,742            20,125                139,867         3.3%
Lewis Wolff (12).....................           0           575,000                575,000        12.0%
Charles Frank (13)...................      19,642            12,500                 32,142           *
Glenn Golenberg (14).................      21,875            12,500                 34,375           *
John Sola (15).......................       8,184            26,250                 34,434           *
All executive officers and directors
 as a group (7 persons)(16)..........   1,285,323           207,000              1,492,323        33.8%

------------------------

*    Less than 1%.

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes shares of Common Stock not outstanding, but which are subject to options, warrants and other convertible securities exercisable or convertible within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options. Such shares are not, however, deemed to be outstanding for the purpose of computing the percentage of any other person.

(3)  Address is 11661 San Vicente  Blvd.,  Suite 404,  Los  Angeles,  California
     90049.

(4)  Address is 10360 Strathmore Drive, Los Angeles, California 90024.

(5) All shares indicated as being held by Messrs. Weinstock and Spivak exclude certain shares held by their spouses, children and certain trusts for the benefit of family members. Messrs. Weinstock and Spivak disclaim any beneficial interest in such shares.

(6) Includes 28,125 shares issuable upon exercise of stock options held by Mr. Weinstock and 75,000 shares issuable upon exercise of warrants.

(7) Includes 26,250 shares issuable upon exercise of stock options held by Mr. Spivak.

(8)  Address is 1 Homs Court Hillsborough, California 94010.

(9) Address is 11828 La Grange Avenue, Los Angeles, California 90025. Includes 6,250 shares issuable upon exercise of stock options held by Mr. Wolff. The information set forth herein is based on the Schedule 13D dated August 1, 2000 filed by Mr. Wolff with the Securities and Exchange Commission.

(10) Address is Craigmuir Chambers, P.O. Box 71, Road Town, Tortola, British Virgin Islands. The information set forth herein is based on the Schedule 13G dated September 29, 2000 filed by Chelverton Fund Limited with the Securities and Exchange Commission.

(11) Includes 20,175 shares issuable upon exercise of stock options held by Mr. Wechsler. Excludes shares held by the Wechsler Foundation with respect to which Mr. Wechsler disclaims beneficial ownership.

(12) Address is 11828 La Grange Avenue, Los Angeles,  California 90025. Includes
     (i) 125,000 shares issuable upon conversion of 500 shares of Series II Convertible Preferred Stock, (ii) 75,000 shares issuable pursuant to a warrant to purchase shares at an exercise price of $1.41 per share; (iii) 187,500 shares issuable pursuant to five year $8.00 Warrants and (iv) 187,500 shares issuable pursuant to five year $12.00 Warrants. The Series II Convertible Preferred Stock is convertible commencing June 24, 1998 into a number of shares determined by dividing $1,000 per share by the greater of $4.00 or 75% of the average closing price of the Company's Common Stock over the five trading days immediately preceding conversion, but not higher than $10.00. For purposes hereof, the number of shares shown as being issuable upon conversion of the Series Convertible Preferred Stock is based on a conversion price of $4.00, the minimum conversion price of the Series II convertible Preferred Stock. The five-year $8.00 Warrants and $12.00 Warrants are exercisable to purchase one share of Common Stock per warrant commencing June 24, 2000. Mr. Wolff, as Trustee of the Wolff Revocable Trust of 1993, may be deemed to be the beneficial owner of all such securities. The information set forth herein is based on Amendment No. 3 to the Schedule 13D dated August 1, 2000 filed by Mr. Wolff with the Securities and Exchange Commission.

(13) Includes 12,500 shares issuable upon exercise of stock options held by Mr. Frank.

(14) Includes 12,500 shares issuable upon exercise of stock options held by Mr. Golenberg.

(15) Includes 26,250 shares issuable upon exercise of stock options held by Mr. Sola.

(16) Includes 207,000 shares of Common Stock subject to stock options and warrants held by the officers and directors and exercisable within 60 days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Since June of 1989, the Company has leased its Cherry Hill restaurant from Denbob Corporation ("Denbob"), a company controlled by Robert L. Wechsler who served as Chairman of the Company from inception until 2000 and who continues to serve as a director of the Company. The premises are occupied under a twenty year lease with annual rent commencing at approximately $118,500, plus 6% of annual gross sales in excess of $1,800,000, 15% of the landlord's cost for leasehold improvements, equipment and fixtures, and a pro rata share of real estate taxes, insurance and other common area charges. After five years, the Company had the option to pay for all or part of any improvements and reduce or eliminate the 15% additional rent. At the end of each five years, the rent and the gross sales level at which the 6% commences increase by 15%. The Company paid rent expense to Denbob for the lease of the Cherry Hill restaurant totaling $248,000 during fiscal year 2000 and $244,000 during fiscal year 1999.

         The Company has entered into transactions with various entities which may be deemed to be controlled by Lewis Wolff. Mr. Wolff is the trustee of the Wolff Revocable Trust of 1993 which holds all of the outstanding preferred stock of the Company and may be deemed to be a controlling shareholder of the Company. Transactions which may be deemed to have been entered into with Mr. Wolff and his affiliates include: (1) lease of the site of the San Jose Grill at the San Jose Fairmont Hotel from an entity in which Mr. Wolff is a part owner, (2) receipt by the Company's 50.05% owned subsidiary of a loan in the amount of $800,000 in connection with the opening of the San Jose Grill, which loan is repayable, with interest at 10%, from substantially all of the operating cash flows of the San Jose Grill with unpaid principal and interest due January 2018,
(3) management of the City Bar & Grill in the San Jose Hilton Hotel, of which Mr. Wolff is a part owner, (4) receipt of a loan in the amount of $500,000 in connection with the conversion of the Burbank Daily Grill, which loan is repayable, with interest at 10%, out of management fees from the restaurant with unpaid principal and interest due December 31, 2003, and (5) entry into an agreement with Hotel Restaurant Properties, Inc. ("HRP"), an entity controlled by a member of Mr. Wolff's family, pursuant to which HRP will assist the Company in locating hotel locations for the opening of restaurants and pursuant to which HRP is entitled to a portion of the fees or profits from those restaurants. Rents in the amount of $92,000 and $78,000 were accrued by the Company with respect to the San Jose Grill during 2000 and 1999, respectively. At December 26, 1999, the Company owed $198,853 with respect to the loan relating to the Burbank Daily Grill and $185,000 with respect to the loan relating to the San Jose Grill. Both of those loans were paid in full at December 31, 2000.

         In August 1998, the Company entered into an agreement with HRP, of which Mr. Keith Wolff is President. Pursuant to the agreement HRP will assist the Company in locating hotel locations for the opening of restaurants. HRP is entitled to a portion of the fees or profits from those restaurants. The Company paid $187,604 and $80,651 of management fees to HRP during fiscal years 2000 and 1999, respectively. The agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. As of December 31, 2000, the Company owed $28,813 to HRP. As of December 26, 1999, HRP was indebted to the Company in the amount of $129,266.

         In July 2000, Lewis Wolff and Michael Weinstock each agreed to guarantee $750,000 of the Company's bank credit facility. Pursuant to the terms of the guarantee, the Company issued to each of Mr. Wolff and Mr. Weinstock 75,000 warrants exercisable to purchase common stock at $1.41 per share. Additionally, the Company agreed to pay each of Mr. Wolff and Mr. Weinstock interest at the rate of 2% per annum of the average annual balance of the loans guaranteed. Interest payable to Mr. Wolff and Mr. Weinstock totaled $9,000 each at December 31, 2000.

         The Company has no existing corporate policy which prohibits or governs the terms of any such transactions. Any such transactions are, however, reviewed by the Audit Committee to determine the fairness of such transactions.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              GRILL CONCEPTS, INC.



                                          By: /s/ Robert Spivak
                                             -----------------------------------
                                             Robert Spivak
                                             President

Dated: April 30, 2001