Form 10-Q
period 2001-04-01
GRILL CONCEPTS INC
filed 2001-05-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to


                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                            13-3319172
  -------------------------------                          --------------------
 (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (310) 820-5559
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                        ------    -------

     As of May 5, 2001, 4,203,838 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                    Page Number
                                                                    -----------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - April 1, 2001
            and December 31, 2000............................................. 1

            Consolidated Condensed Statements of Operations - For the three months ended April 1, 2001 and March 26, 2000..................... 3

            Consolidated Condensed Statements of Cash Flows - For the three months ended April 1, 2001 and March 26, 2000..................... 4

            Notes to Consolidated Condensed Financial Statements.............. 5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................... 6
   Item 3.  Quantitative and Qualitative Disclosures About Market Risk........10

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K..................................10

SIGNATURES....................................................................11

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS




                                                     April 1,       December 31,
                                                      2001             2000
                                                   --------------  -------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                        $423,506        $ 623,097
     Inventories                                       534,284          541,579
     Receivables                                       401,285          654,594
     Prepaid expenses & other current assets           371,371          270,672
                                                 --------------    -------------

          Total current assets                       1,730,446        2,089,942

Furniture, equipment and improvements, net           9,018,653        9,300,548

Goodwill, net                                          210,957          213,053
Liquor licenses                                        587,494          587,614
Other assets                                           375,753          342,921
                                                 --------------    -------------

          Total assets                             $11,923,303      $12,534,078
                                                 ==============    =============


        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                                  April 1,         December 31,
                                                                    2001             2000
                                                               ---------------  -----------------
                                                                (unaudited)

Current liabilities:
     Bank line of credit                                          $100,000          $ 100,000
     Accounts payable                                            1,096,959          1,420,591
     Accrued expenses                                            2,135,839          2,358,699
     Current portion of long term debt                             743,564            737,881
     Note payable - related parties                                192,465            191,716
                                                             --------------    ---------------
          Total current liabilities                              4,268,827          4,808,887

Long-term debt                                                   2,186,109          2,408,151
Notes payable - related parties                                    445,306            458,132
                                                             --------------    ---------------
          Total liabilities                                      6,900,242          7,675,170

Minority interest                                                1,198,859          1,363,494

Stockholders' equity:
Series A, 10% Convertible Preferred Stock,
$.001 par value;  1,000,000 shares
 authorized, none issued
 and outstanding in 2001 and 2000                                        -                 -
Series B, 8% Convertible Preferred Stock, $.001
 par value; 1,000,000 shares authorized, none issued
 and outstanding in 2001 and 2000                                        -                 -
Series I,  Convertible Preferred Stock, $.001 par
 value; 1,000,000 shares authorized, none
 issued and outstanding in 2001 and 2000                                 -                 -
Series II, 10% Convertible  Preferred Stock,
$.001 par value;  1,000,000 shares
 authorized, 500 shares issued
 and outstanding in 2001 and 2000                                        1                 1
Common stock, .00004 par value; 7,500,000 shares
 Authorized, 4,203,888 shares issued and outstanding
 in 2001 and 2000                                                      168               168

Additional paid-in capital                                      11,071,055        11,071,055

Accumulated deficit                                             (7,247,022)       (7,575,810)
                                                             -------------    ---------------
          Total stockholders' equity                             3,824,202         3,495,414

Total liabilities, minority interest and stockholders'
equity                                                        $ 11,923,303       $12,534,078
                                                             =============    ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months Ended
                                              -------------------------------------
                                                  April 1,            March 26,
                                                    2001                2000
                                              -----------------    ----------------

Revenues:
     Sales                                         $12,278,861         $10,675,990
     Management and license fees                       156,507             149,740
                                              -----------------    ----------------
          Total revenues                            12,435,368          10,825,730

Cost of sales                                        3,372,267           3,009,685
                                              -----------------    ----------------
     Gross Profit                                    9,063,101           7,816,045
                                              -----------------    ----------------

Costs and expenses
     Restaurant operating expenses                   7,326,903           6,304,113
     General and administrative                      1,023,509             801,295
     Depreciation and amortization                     309,554             286,684
     Preopening costs                                                       20,509

                                              -----------------    ----------------
          Total operating expenses                   8,659,966           7,412,601
                                              -----------------    ----------------

Income from operations                                 403,135             403,444
     Interest expense, net                            (90,252)            (83,907)
                                              -----------------    ----------------
     Income before provision for income
taxes, equity in loss of joint venture
and minority interest                                  312,883             319,537

Provision for income taxes                                (99)             (4,000)
Minority interest                                       16,004            (32,636)
Equity in loss of joint venture                              -             (9,469)
                                              -----------------    ----------------
          Net income                                  $328,788           $ 273,432
                                              =================    ================
Preferred stock:
     Preferred dividends accrued or paid              (12,500)            (12,500)
                                              -----------------    ----------------

Basic net income applicable to common stock          $ 316,288           $ 260,932
                                              =================    ================
Net income per share:
     Basic net income                                    $0.08               $0.07
 Preferred stock:
     Dividends                                            0.00                0.00
                                              -----------------    ----------------
Basic net income applicable to common stock              $0.08               $0.07
                                              =================    ================

Weighted average share outstanding                   4,203,738           4,003,738
                                              =================    ================


        The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                 -------------------------------
                                                                  April 1,             March 26,
                                                                   2001                 2000
                                                                 ----------         ------------

Cash flows from operating activities:
     Net income                                                   $328,788           $ 273,432
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                            309,554             286,684
          Minority interest in earnings (loss) of subsidiary       (16,004)             32,636
          Equity in loss of joint venture                                -               9,469
          Changes in operating assets and liabilities
           Inventories                                               7,295              (6,496)
           Receivables                                             253,309             (88,133)
           Prepaid expenses                                       (103,342)            173,115
           Liquor Licenses and other assets                        (32,713)            (42,345)
           Accounts payable                                       (323,632)             29,256
           Accrued expenses                                       (222,860)            308,732
                                                              -------------     ----------------
Net cash provided by operating activities                          200,395              976,350
                                                              -------------     ----------------

Cash flows from investing activities:
   Additions to furniture, equipment and improvements              (22,920)          (1,115,114)
   Return of capital to minority shareholder                       (89,910)
                                                              -------------     ----------------
 Net cash used in investing activities                            (112,830)          (1,115,114)
                                                              -------------     ----------------

Cash flows from financing activities
     Payments on line of credit                                          -             (111,600)
     Payments to related party                                     (12,077)            (239,474)
     Payments on debt                                             (216,358)            (129,013)
     Preferred return to minority shareholders                     (58,721)                   -
     Borrowings on notes payable                                         -              114,612
     Proceeds from investment in Chicago Grill                                          876,881
                                                              -------------     ----------------
Net cash (used in) provided by financing activities               (287,156)             511,406
                                                              -------------     ----------------

Net (decrease) increase  in cash and cash equivalents             (199,591)              372,642
Cash and cash equivalents, beginning of period                     623,097               352,453
                                                              -------------     ----------------
Cash and cash equivalents, end of period                         $ 423,506            $  725,095
                                                              =============     ================

Supplemental cash flow information: Cash paid during
the period for:
       Interest                                                    $94,579              $84,629
       Income taxes                                                 $8,900              $ 4,000



        The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 31, 2000 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 31, 2000. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 30, 2001.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   FUTURE ACCOUNTING REQUIREMENTS

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules were effective the first quarter of 2001. The new standard did not have a material impact on the Company's financial statements.

3.   DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the Manager and 90% to the Members in the ratio of their percentage interests until the Members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the Member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the Members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, to the Manager and Members in the ratio of their percentage interests.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution.

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

                                                       Three Months Ended
                                                   --------------------------
                                                     April 1,      March 26,
                                                     2001            2000
                                                   -----------     ---------
                                                      %                %
Revenues:
    Company restaurant sales                           98.7           98.6
    Management and license fees                         1.3            1.4
                                                ------------    -----------
          Total revenues                              100.0          100.0

Cost of sales                                          27.1           27.8
                                                ------------    -----------
          Gross profit                                 72.9           72.2
                                                ------------    -----------

     Restaurant operating expenses                     58.9           58.2
     General and administrative                         8.2            7.4
     Depreciation and amortization                      2.5            2.7
     Preopening costs                                   0.0            0.2
                                                ------------    -----------
          Total operating expenses                     69.6           68.5
                                                ------------    -----------

          Operating income                             3.3             3.7
Interest expense, net                                 (1.0)           (0.8)
                                                ------------    -----------
          Income before taxes, equity in loss
          of joint venture and minority
          interest                                      2.6            2.9
Provision for income taxes                              0.0            0.0
Minority interest                                       0.1           (0.3)
Equity in loss of joint venture                        (0.0)          (0.1)
                                                ------------    -----------
          Net income                                    2.7            2.5
                                                ============    ===========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                    First Quarter             Total open at
                                      Openings               End of Quarter
                                ----------------------- -----------------------
                                 FY 2001      FY 2000    FY 2001      FY 2000
Daily Grill Restaurants:
     Company owned                   -            -         10           10
     Managed and/or licensed         -            -          4            3
Grill on the Alley restaurants:
     Company owned                   -            -          3            2
Pizza restaurants                    -            -          2            3
Other restaurants
     Managed and/or licensed         -            -          1            1
                                 --------    ---------- ----------   ---------
Total                                0            0         20           19
                                 ========    ========== ==========   =========


                                                    Three Months Ended
                                            ------------------------------------
                                             April 1, 2001      March 26, 2000
                                            ----------------    ----------------
Weighted average weekly sales per company
owned restaurant:
   Daily Grill                                   $67,050             $61,886
   Grill on the Alley                             89,920              83,939
   Pizza restaurants                              35,660              32,127

Change in comparable restaurants (1)
   Daily Grill                                      7.8%                4.8%
   Grill on the Alley                               6.2%               11.6%
   Pizza restaurants                               (2.8%)              (3.5%)

Total Company revenues:
  Daily Grill                                $ 7,844,833         $ 7,240,622
  Grill on the Alley                           3,506,863           2,182,405
  Pizza restaurants                              927,165           1,252,963
  Management and license fees                    156,507             149,740
                                           --------------    ----------------
Total consolidated revenues                  $12,435,368         $10,825,730
                                           --------------    ----------------

Managed restaurants                            2,832,544           2,771,116
Licensed restaurants                           1,943,411           1,247,371
Less management and license fees               (156,507)           (149,740)
                                           --------------    ----------------
Total system sales                           $17,054,816         $14,694,477
                                           ==============    ================

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three Months Ended April 1, 2001 as Compared to the Three Months Ended March 26, 2000.

On July 11, 2000, the Company made a strategic decision to close, and closed, its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. Additionally, the 2001 period includes the operations of the Company's Chicago - The Grill on the Alley restaurant that opened on June 12, 2000 and license fees from the Skokie Daily Grill restaurant that opened in September 2000.

The Company's revenues for the three-month period increased 14.9% to $12,435,000 from $10,826,00 for the same period in 2000. Total revenues included $12,279,000 of sales revenues and $157,000 of management and licensing fees in 2001 as compared to $10,676,000 of sales revenues and $150,000 of management and licensing fees in 2000. The increase of $1,603,000, or 15.0%, in sales revenues is primarily attributable to the operation of Chicago - Grill on the Alley ($1,214,000) and increases in same store sales ($699,000), offset by the closure of the Pizzeria Uno in Media ($319,000). Same store sales (for restaurants open at least 12 months) increased 6.8% due to average ticket price increases at the Daily Grill restaurants ($730,000) and the Grill restaurants ($182,000) offset by a decrease in the number of guests at the Grill and Daily Grill restaurants ($199,000). Management and licensing fees increased 4.5% to $157,000 in 2001 from $150,000 for the same period in 2000. This resulted primarily from the addition of fees from the Daily Grill in Skokie, which opened in September 2000.

Cost of sales increased 12.0% yet decreased as a percentage of sales from 27.8% to 27.1%. This decrease in cost of sales as a percentage of sales during the 2001 period is principally attributable to a price increase effective in the fourth quarter of 2000 for the Daily Grill restaurants. As a result, dollar gross profit increased 16.0% from $7,816,000 (72.2% of sales) in 2000 to $9,063,000 (72.9% of sales) in 2001.

Restaurant operating expenses increased 16.2% to $7,327,000 in 2001 from $6,304,000 in 2000. The dollar increase in restaurant operating expenses was primarily attributable to increased payroll and employee benefits. Restaurant operating expenses as a percentage of sales increased from 58.2% in 2000 to 58.9% in 2001.

General and administrative expenses increased 27.7% to represent 8.2% of sales in the 2001 three month period while amounting to 7.4% of sales in the 2000 three month period. Corporate payroll and related benefits increased $147,000 and represent 66.2% of the increase while professional services increased $42,000 and represent 19.4% of the increase.

Depreciation and amortization expense increased 8.0% for the 2001 three month period representing 2.5% of sales in 2001 and 2.6% of sales in 2000 due to the Chicago Grill assets being in service for the full quarter.

All preopening costs incurred during the 2000 three month period relate to the opening of Chicago Grill on the Alley, L.L.C. and were fully funded through landlord contributions, partnerships or a combination thereof and were expensed as incurred.

The 2001 three month operations also reflect income due to a minority interest in the net loss of subsidiaries of $16,000 from San Jose Grill, L.L.C. and the Chicago Grill on the Alley, L.L.C. compared to a loss in 2000 of $33,000 due to the allocation of minority interest in the net income of the San Jose Grill L.L.C. for the 2000 three month period.

The Company incurred a charge in 2000 of $9,000 for its equity in the loss of joint venture, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios CityWalk. As generally accepted accounting principles limit the loss the Company can record to the amount invested in the joint venture and losses in the amount of the Company's investment in the joint venture had previously been charged, the Company recorded no charge with respect to the joint venture during the 2001 period.

The Company recorded only minimal income taxes for the three month period due to the available federal and state net operating loss carry forwards that can be utilized to offset federal and state taxable earnings.

The Company reported accrued dividends on preferred stock of $12,500 in each of the three-month periods ending April 1, 2001 and March 26, 2000.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At April 1, 2001 the Company had negative working capital of $ 2.5 million and a cash balance of $ 0.4 million compared to negative working capital of $ 2.7 million and a cash balance of $ 0.6 million at December 31, 2000.

The favorable change in working capital was primarily attributable to the operating profit during the period along with a decrease in receivables partially offset by decreases in accounts payable and accrued expenses.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At April 1, 2001, the Company had existing bank borrowing of $1.1 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.6 million, equipment loans of $1.3 million and loans/advances from a landlord and others of $0.5 million.

As of May 1, 2001 the Company had opened no new restaurants in 2001. The Company is scheduled to begin management of a San Francisco hotel-based Daily Grill restaurant in November 2001. The Company will be responsible for approximately $250,000 of pre-opening costs in San Francisco. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

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

Future Accounting Requirements

In June 1998, the FASB issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. The new rules were effective the first quarter of 2001. The new standard did not have a material impact on the Company's financial statements.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 2001, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the following developments during the first half of this year may impact future operating results.

In October 2000, the Company entered into an agreement to sell its South Plainfield, New Jersey Pizza Restaurant for $700,000. Sale of the South Plainfield Restaurant is subject to certain contingencies.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $1,125,000 at April 1, 2001. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

     10.1 Employment Agreement with Robert Spivak, amended effective January 1, 2001

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRILL CONCEPTS, INC.


May 11, 2001                                    By:   /s/ Robert Spivak
                                                   -----------------------------
                                                      Robert Spivak
                                                      President and Chief
                                                      Executive Officer


                                                By:   /s/ Daryl Ansel
                                                   -----------------------------
                                                      Daryl Ansel
                                                      Chief Financial Officer