Form 10-Q
period 2001-06-30
GRILL CONCEPTS INC
filed 2001-08-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                             13-3319172
----------------------------------                 -----------------------------
(State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                  Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)

             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of August 10, 2001, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                         Page
                                                                        Number
                                                                      ----------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Condensed Balance Sheets -
    July 1, 2001 and December 31, 2000.....................................  1

  Consolidated Condensed Statements of Operations -
    For the three months and six months ended July
    1, 2001 and June 25, 2000..............................................  2

  Consolidated  Condensed  Statements  of Cash Flows - For the six months ended July 1, 2001 and
    June 25, 2000..........................................................  4

  Notes to Consolidated Condensed Financial Statements.....................  5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........ 13

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............... 14

Item 5.  Other Information................................................. 15

Item 6.  Exhibits and Reports on Form 8-K.................................. 16

SIGNATURES................................................................. 17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                     July 1,        December 31,
                                                      2001              2000
                                                   ----------      -------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                       $ 148,431       $ 623,097
     Inventories                                       604,270         541,579
     Receivables                                       497,842         654,594
     Prepaid expenses                                  327,017         270,672
                                                     ----------     -----------

       Total current assets                          1,577,560       2,089,942

     Furniture, equipment, & improvements, net       8,729,794       9,300,548

     Goodwill, net                                     208,943         213,053

     Liquor licenses                                   587,494         587,614

     Other assets                                      479,571         342,921
                                                   ------------   -------------

       Total assets                                $11,583,362    $ 12,534,078
                                                   ============   =============



   The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                             July  1,          December 31,
                                                               2001               2000
                                                           ------------        ------------
                                                           (unaudited)

Current liabilities:
     Bank line of credit                                    $ 100,000           $  100,000
     Accounts payable                                       1,036,935            1,420,591
     Accrued expenses                                       2,276,426            2,358,699
     Current portion of long term debt                        726,321              737,881
     Note payable - related party                             193,168              191,716
                                                         ------------          ------------
       Total current liabilities                            4,332,850            4,808,887

     Long-term debt                                         1,993,726            2,408,151
     Notes payable - related parties                          435,332              458,132
                                                         ------------          ------------
          Total liabilities                                 6,761,908            7,675,170

     Minority interest                                      1,070,916            1,363,494

     Stockholders' equity:
       Series A, 10% Convertible Preferred Stock, $.001
             par value; 1,000,000 shares authorized,
       none issued                                                  -                    -
             and outstanding in 2001 and 2000
       Series B, 8%  Convertible  Preferred  Stock,
       $.001 par value;  1,000,000
              shares authorized, none issued
              and outstanding in 2001 and 2000                      -                    -
       Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2001 and 2000                        -                    -
       Series II, 10% Convertible  Preferred Stock,
      $.001 par value;  1,000,000
     shares, authorized, 500 shares
     issued and outstanding in 2001 and 2000                        1                    1
       Common stock, $.00004 par value; 12,000,000 shares
       authorized in 2001 and 7,500,000 shares authorized
       in 2000, 4,203,738 shares issued and outstanding
       in 2001 and 2000                                           168                  168
       Additional paid-in capital                          11,071,055           11,071,055
       Accumulated deficit                                 (7,320,686)          (7,575,810)
                                                          ------------          -----------
     Total stockholders' equity                             3,750,538            3,495,414
                                                          ------------          -----------
       Total liabilities, minority interest and
           stockholders' equity                           $11,583,362          $12,534,078
                                                          ============          ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                 Six Months Ended
                                             -------------------------------   --------------------------------
                                              July 1, 2001     June 25, 2000    July 1, 2001     June 25, 2000
                                             -------------     -------------   -------------     --------------

     Revenues:Sales                           $ 11,042,489      $10,195,015     $23,321,350      $ 20,871,005
     Management and license fees                   257,092          146,350         413,599           296,090
                                             -------------     -------------    ------------     -------------
       Total revenues                           11,299,581       10,341,365      23,734,949        21,167,095
     Cost of sales                               3,136,961        2,938,597       6,509,228         5,948,282
                                             -------------     -------------    ------------     -------------
     Gross profit                                8,162,620        7,402,768      17,225,721        15,218,813

     Costs and expenses:Restaurant operating
     expenses                                    6,959,748        6,017,244      14,286,652        12,321,357
     General and administrative                    873,705          874,668       1,897,214         1,675,963
     Depreciation and amortization                 346,732          296,684         656,286           583,368
     Preopening costs                                               437,419                           457,928
                                             -------------     -------------    ------------     -------------
       Total operating expenses                  8,180,185        7,626,015      16,840,152        15,038,616

     Income (loss) from operations                 (17,565)        (223,247)       385,569            180,197
Interest expense, net                             (103,083)         (96,750)      (193,335)          (180,657)
(Loss) income before provision for
income taxes, equity in loss of joint
venture and minority interest                     (120,648)        (319,997)       192,234               (460)

Provision for income taxes                          (1,771)          (1,600)        (1,870)            (5,600)
Equity in loss of joint venture                     (4,390)               -         (4,390)            (9,469)
Minority interest                                   53,146          201,002         69,150            168,366
                                             -------------     -------------    ------------     -------------
Net (loss) income                                  (73,663)        (120,595)       255,124            152,837
Preferred dividends accrued or paid                (12,500)         (12,500)       (25,000)           (25,000)
                                             -------------     -------------    ------------     -------------

     Net (loss) income available to
      common stockholders                        $(86,163)       $ (133,095)      $230,124          $ 127,837
                                                 ==========      ===========    ============     =============

     Basic net (loss) income share               $  (0.02)       $    (0.03)      $   0.05          $    0.03
                                                 ==========      ===========    ============     =============

     Diluted (loss) income per share             $  (0.02)       $    (0.03)      $   0.05          $    0.03
                                                 ==========      ===========    ============     =============

     Weighted average shares outstanding
     Basic                                      4,203,738         4,003,738      4,203,738          4,003,738
                                                ===========      ===========    ============     =============
     Diluted                                    4,203,738         4,003,738      4,575,601          4,537,071
                                                ===========      ===========    ============     =============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         Six Months Ended
                                                                     ------------------------
                                                                      July 1,         June 25,
                                                                       2001            2000
                                                                     ---------       --------

Cash flows from operating activities:
     Net income                                                      $255,124        $ 152,837
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                656,286          583,368
         Minority interest in net loss of subsidiaries                (69,150)        (168,366)
         Equity in loss of joint venture                                4,390            9,469
     Changes in operating assets and liabilities
         Inventories                                                  (62,691)        (113,892)
         Receivables                                                  156,752          243,515
         Prepaid expenses                                            (257,031)          71,930
         Other assets                                                (167,051)         (69,944)
         Accounts payable                                            (383,656)        (139,723)
         Accrued liabilities                                          118,413          346,616
                                                                    ----------       ----------
     Net cash provided by operating activities                        251,386          915,810
                                                                    ----------       ----------

     Cash flows from investing activities:
     Additions to furniture, equipment and improvements               (55,412)      (2,013,501)
            Liquor Licenses                                               120                -
                                                                    ----------       ----------
     Net cash used in investing activities                            (55,292)      (2,013,501)
                                                                    ----------       ----------

     Cash flows from financing activities:Proceeds from
     equipment financing                                                    -          995,096
     Proceeds from investment in Chicago Grill                              -        1,196,945
     Payments on line of credit                                             -         (435,000)
     Preferred return to minority stockholders                       (133,518)               -
     Return of capital to minority stockholders                       (89,910)               -
     Payments to related parties                                      (21,348)               -
     Payments on long-term debt                                      (425,984)        (458,272)
                                                                    ----------       ----------

     Net cash (used in) provided by financing activities             (670,760)       1,298,769
                                                                    ----------       ----------

Net (decrease) increase in cash and cash equivalents                 (474,666)          201,078
Cash and cash equivalents, beginning of period                        623,097           352,453
                                                                    ----------       ----------
Cash and cash equivalents, end of period                             $148,431         $ 553,531
                                                                     =========         =========

Supplemental cash flow information: Cash paid during the period for:
         Interest                                                   $ 160,121         $ 215,608
         Income taxes                                                  13,468                 -


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

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations." SFAS141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001, the FASB also issued Statement of Financial Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The company has not determined the impact that adoption of this Standard will have on its financial statements.

3.   PER SHARE DATA

Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

4.   DISTRIBUTION  OF CAPITAL AND PREFERRED RETURNS

The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the Manager and 90% to the Members in the ratio of their percentage interests until the Members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the Member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the Members in the ratio of their percentage interests until the additional capital contributions have be repaid. Thereafter, to the Manager and Members in the ratio of their percentage interests.

The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to cumulative preferred return of eight percent annually of their converted capital contribution.

5.   CAPITALIZED TRANSACTION COSTS

Transaction costs associated with the proposed issuance of common stock to Starwood Hotels and Resorts Worldwide, Inc. and other strategic investors, in the amount of $120,000, have been deferred and included in Other Assets on the balance sheet. These costs will be netted against the proceeds received for the stock and recorded as a reduction to Additional Paid in Capital on closing of the transaction.

6.   SUBSEQUENT EVENTS

On July 17, 2001 the Company finalized the sale of its franchised Pizzeria Uno restaurant in South Plainfield, New Jersey. The sales price of the assets was $700,000 with an estimated gain on the sale of approximately $225,000.

On July 18, 2001 the Company signed an agreement forming The Grill on Hollywood, LLC with TrizecHahn Development Corporation to operate a Grill restaurant in the Academy of Motion Pictures building in Hollywood, California. The Company will manage the restaurant for the LLC.

On July 27, 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which (1) the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels; and (2) the Company sold 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.00 to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.25 to other strategic investors for $1,000,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Results of Operations.

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.


                                                      Three Months Ended              Six Months Ended
                                                   July 1,         June 25,         July 1,       June 25,
                                                    2001             2000            2001          2000
                                                  --------        ---------       ----------    ----------

Revenues:
    Company restaurant sales                         97.7 %         98.6 %           98.3 %         98.6 %
    Management and license fees                       2.3            1.4              1.7            1.4
                                                 ---------        --------         ---------      ---------
         Total operating revenues                   100.0 %        100.0 %          100.0 %        100.0 %

Cost of sales                                        27.8           28.4             27.4           28.1
                                                 ---------        --------         ---------      ---------
     Gross profit                                    72.2           71.6             72.6           71.9
                                                 ---------        --------         ---------      ---------

     Restaurant operating expense                    61.6           58.2             60.2           58.2
     General and administrative expense               7.7            8.5              8.0            7.9
     Depreciation and amortization                    3.1            2.9              2.8            2.8
     Pre-opening costs                                  -            4.2                0            2.2
                                                 ---------        --------         ---------      ---------
          Total operating expenses                   72.4           73.7             71.0           71.0
                                                 ---------        --------         ---------      ---------


          Operating (loss) income                    (0.2)          (2.2)             1.6            0.9

Interest expense, net                                (0.9)          (0.9)            (0.8)          (0.9)
                                                 ---------        --------         ---------      ---------


(Loss) income before provision for income taxes,
 minority interest and equity in loss of joint
 venture                                            (1.1)           (3.1)             0.8            0.0
Provision for income taxes                           0.0             0.0              0.0            0.0
Minority interest                                    0.5             1.9              0.3            0.8
Equity in loss of joint venture                     (0.1)              0              0.0            0.0
                                                 --------         -------        ---------      ---------

Net (loss) income                                   (0.7)%          (1.2)%            1.1%           0.7%
                                                 ========         =======        =========      =========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                   Second Quarter       Year-to-date       Total open at
                                      Openings            Openings         End of Quarter
                                 -----------------    ---------------     -----------------
                                 FY 2001   FY 2000   FY 2001   FY 2000    FY 2001  FY 2000
                                 -------   -------   -------   -------    -------  -------

Daily Grill restaurants:
    Company owned                     -         -         -        -          10       10
    Managed and/or licensed           -         -         -        -           4        3
Grill on the Alley restaurants:
    Company owned                     -         1         -        1           3        3
Pizza restaurants                     -         -         -        -           2        3
Other restaurants
    Managed and/or licensed           -         -         -        -           1        1
                                  -----     -----     -----     ----        ----     ----
Total                                 -         1         -        1          20       20
                                  =====     =====     =====     ====        ====      ===



                                                Three Months Ended        Six Months Ended
                                                July 1,    June 25,      July 1,     June 25,
                                                 2001        2000         2001         2000
                                              ----------  ----------    --------    ----------

Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                              $   59,833    $   57,965   $   63,441   $  59,925
    Grill on the Alley                           81,165        74,863       85,542      79,401
    Pizza restaurants                            33,715        31,216       34,688      31,671
Change in comparable restaurant (1):
    Daily Grill                                    2.9%          5.3%          5.9%        5.0%
    Grill on the Alley                             0.4%         11.9%          2.9%       11.7%
    Pizza restaurants                             (6.0)%        (4.4)%        (3.3)%      (3.9)%

Total revenues:
    Daily Grill                            $ 7,000,466    $ 6,781,888  $14,845,299  $14,022,510
    Grill on the Alley                       3,165,425      2,195,714    6,672,288    4,378,119
    Pizza restaurants                          876,598      1,217,413    1,803,763    2,470,376
    Management and license fees                257,092        146,350      413,599      296,090
                                          -------------   ------------  -----------  -----------

Total consolidated revenues              $  11,299,581    $10,341,365  $23,734,949  $21,167,095
                                         ==============   ============  ============ ===========

Managed restaurants                          2,694,250      2,816,703    5,527,879    5,586,624
Licensed restaurants                         2,136,314      1,390,756    4,079,725    2,638,126
Less: management and license fees             (257,092)      (146,350)    (413,599)    (296,090)
                                         --------------   ------------  ------------ -----------
Total system sales                         $15,873,063    $14,402,474  $32,928,954  $29,095,755
                                         ==============   ============  ============ ===========

When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Six Months Ended July 1, 2001 as compared to the Three and Six Months Ended June 25, 2000

The Company's revenues for the second quarter of fiscal 2001 increased to $ 11.3 million, 9.3% over the $ 10.3 million generated for the same quarter of fiscal 2000. Total revenues included $ 11.0 million of sales revenues and $ 257,000 of management and licensing fees for the 2001 quarter compared to $ 10.2 million of sales revenues and $ 146,000 of management and licensing fees for the 2000 quarter. This $ 0.8 million, or 8.3%, increase in sales revenues for the quarter was primarily attributable to an increase in same store sales ($153,000) and a full 13 weeks of sales for Chicago - The Grill on the Alley compared to only two weeks in 2000 ($961,000), partially offset by the closure of Pizzeria Uno in Media ($285,000).

Revenues for the six months ended July 1, 2001 rose 12.1% to $ 23.7 million from the $ 21.2 million generated for the same period of fiscal 2000. Total revenues included $ 23.3 million of sales revenues and $ 414,000 of management and licensing fees for the first six months of 2001, compared to $ 20.9 million of sales revenues and $ 296,000 of management and licensing fees for the first six months of 2000. The increase in sales revenues for the six months ($ 2.5 million, or 11.7%) was primarily attributable to an increase in same store sales ($879,000), plus a full 26 weeks of sales at the Chicago - The Grill on the Alley compared to only two weeks in 2000 ($2,176,000), which was partially offset by the closure of the Pizzeria Uno restaurant in Media ($604,000).

Same store sales (for restaurants open at least 12 months) increased 2.9 % for the quarter and 5.9 % for the six months. For the quarter, this increase was due to average check price increases at the Daily Grill restaurants ($73,000), and at the Grill on the Alley restaurants ($98,000), and an increase in the number of guests at the Daily Grill restaurants ($128,000), which was partially offset by a decrease in the number of guests at the Grill on the Alley restaurants ($90,000). For the six months the increase was due to average check price increases at the Daily Grill restaurants ($1,016,000) and the Grill on the Alley restaurants ($287,000) which was partially offset by a decrease in the number of guests at both the Daily Grill and Grill on the Alley restaurants ($358,000). The increase in management and licensing fees for both the quarter ($ 111,000 or 75.7 %) and the six months ($ 118,000 or 39.7%) was primarily attributable to increased sales at the Daily Gill restaurants at Georgetown Inn and Los Angeles International Airport and the opening of the Daily Grill in the Skokie DoubleTree in September 2000.

In  addition  to  the  restaurants  owned  by  the  Company,   which  sales  are
consolidated and included in the results of operations for the Company, the Company also manages and licenses six other restaurants. Total revenues for all 20 restaurants owned, managed and licensed by the Company were $15,873,000 and $14,402,000 for the quarters and $32,929,000 and $29,096,000 for the six months ended July 2001 and 2000, respectively. This represents an increase of $1,471,000, or 10.2%, for the quarter and $3,833,000, or 13.2%, for the six months.

Cost of sales increased by $198,000, or 6.8%, for the quarter and $561,000, or 9.4%, for the six months ended July 1, 2001 as compared to the same periods in 2000 primarily due to the opening of Chicago - The Grill on the Alley which increased $323,000 and $707,000 for the quarter and six months, respectively. Cost of sales decreased as a percentage of sales revenues, cost of sales was 27.8% for the quarter and 27.4 % for the six months as compared to 28.4 % for the second quarter of 2000 and 28.1% for the year-to-date period in 2000. The decrease in cost of sales as a percentage of sales during the 2001 six months was primarily the result of menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

Restaurant operating expenses increased by $943,000, or 15.7%, for the quarter and $1,965,000, or 16.0%, for the six months as compared to the same periods in 2000 primarily due to the opening of Chicago - The Grill on the Alley which had increased operating expenses of $816,000 and $1,378,000 for the quarter and six months, respectively. Restaurant operating expenses, as a percentage of revenues, increased in the second quarter from 58.2 % in 2000 to 61.6 % in 2001. For the six months, the percentages were 58.2 % in 2000 and 60.2% in 2001. The increase in restaurant operating expenses as a percentage of total revenues was primarily attributable to payroll and related expenses which were up $527,000, or 14.7%, for the quarter and $1,381,000, or 19.8%, for the six months and variable costs which were up $380,000, or 37.0%, for the three months and $522,000, or 23.3%, for the six months. Payroll and related benefits for Chicago
- The Grill on the Alley are up $351,000 for the quarter and $874,000 for the six months. Variable expenses for Chicago - The Grill on the Alley are up $159,000 for the quarter and $276,000 for the six months. The increase in expenses at Chicago - The Grill on the Alley are due to the restaurant's having 13 and 26 weeks of operations in the quarter and six months of 2001 compared to only 2 weeks for both the quarter and six months of 2000.

General and administrative expense decreased 0.1 % for the quarter and increased
13.2 % for the six months as compared to the same periods in 2000. As a percentage of total revenues, general and administrative expense totaled 7.7 % for the quarter and 8.0% for the six months as compared to 8.5% for the quarter and 7.9 % for the six months in 2000. General and administrative expenses were flat for the second quarter compared to prior year. The increase in total general and administrative expense of $221,000, or 13.2%, for the six months during 2001was primarily attributable to increased headcount at the corporate office and related benefits.

Depreciation  and amortization  expense  increased by 16.9 % for the quarter and
12.5 % for the six months compared to 2000, representing 2.8% of sales for the six months of 2001 and 2000. The increase in depreciation and amortization expense for both the quarter and the six months was primarily due to the Chicago
- The Grill on the Alley assets being in service for 13 and 26 weeks during the quarter and six months of 2001, respectively.

All pre-opening costs incurred during the 2000 quarter and six months relate to the opening of Chicago-The Grill on the Alley and were fully funded through landlord contributions, partnerships or a combination thereof and were expensed as incurred.

Interest expense, net, increased by $6,000, or 6.5%, during the quarter and $13,000, or 7.0%, during the six months compared to the same periods in 2000. The increase in interest expense related to preferred returns payable to Chicago
- The Grill on the Alley and San Jose Grill investors, which increased by $69,000 for the 2001 year-to-date period, which was partially offset by a $56,000 decrease in bank interest due to a reduction in bank debt. Interest expense was flat as a percentage of sales for both the quarter and six months compared to prior year.

The Company recorded only minimal income taxes for the six months due to the available federal and state net operating loss carryforwards that can be utilized to offset federal and state taxable earnings.

Results for the quarter and six months reflect minority interest in the net losses of subsidiaries of $53,000 and $69,000 respectively, compared with $201,000 and $168,000 in the same periods in 2000. This decrease in the amount of net losses allocated to minority interests resulted primarily from expensing $468,000 of pre-opening costs during the 2000 quarter attributable to Chicago - The Grill on the Alley.

The company incurred a charge of $5,000 for its equity in loss of joint venture during the six months of 2001 compared to $9,000 in 2000, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $25,000 in each of the six months ended July 1, 2001 and June 25, 2000.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At July 1, 2001 the Company had negative working capital of $ 2.8 million and a cash balance of $0.1 million compared to negative working capital of $2.7 million and a cash balance of $0.6 million at December 31, 2000. The change in working capital was primarily attributable to a $0.4 million reduction of accounts payable and $0.1million of capitalized expenses related to the subsequent issuance of equity to Starwood Hotels and other strategic investors.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At July 1, 2001, the Company had existing bank borrowing of $1.0 million, an SBA loan of $ 0.1 million, loans from stockholders/officers of $ 0.6 million, equipment loans of $ 1.3 million and loans/advances from a landlord and others of $ 0.4 million.

As of August 10, 2001 the Company had opened no new restaurants in 2001. The Company is scheduled to open a Grill restaurant in the new Academy of Motion Pictures building in Hollywood in November 2001. The Company will be responsible for approximately $250,000 of pre-opening costs in Hollywood. The Company is scheduled to begin management of a San Francisco hotel-based Daily Grill restaurant in the first quarter of 2002. The Company will be responsible for approximately $250,000 of pre-opening costs in San Francisco. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities. Substantial capital contributions from the hotel operators and other factors will cause the cost to the Company of opening such restaurants to be substantially less than the Company's cost to build and open non-hotel based restaurants.

Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, on July 27, 2001 the Company raised $2.0 million of additional capital through the issuance of equity securities to Starwood Hotels and Resorts Worldwide, Inc. and other strategic investors. In conjunction with the Company's transaction with Starwood, in July 2001, the Company entered into a development arrangement with Starwood Hotels and Resorts Worldwide, Inc. to develop the Company's restaurants in Sheraton and Westin hotel properties.

In July 2000, the Company sold the assets of its South Plainfield, New Jersey franchised pizza restaurant for $700,000.

Future Accounting Requirements

In June 1998, the Financial Accounting Standards Board ("FASB') issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The new rules were effective the first quarter of 2001. The new standard did not have a material impact on the Company's financial statements.

In July 2001, the FASB issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations." SFAS141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

In July 2001,  the FASB also issued  Statement  of Financial  Standards  No. 142
("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for fiscal years beginning after December 15, 2001. The company has not determined the impact that adoption of this Standard will have on its financial statements.

Certain Factors Affecting Future Operating Results

In addition to the planned opening of the new restaurants during 2001, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the following developments may impact future operating results.

On July 17, 2001 the Company finalized the sale of assets of its franchised South Plainfield, New Jersey Pizza Restaurant which had been entered into in October 2000 for $700,000. The proceeds from the sale will be used for future capital projects.

The Company is actively looking for a buyer for the remaining franchised Pizzeria Uno restaurant in Cherry Hill, New Jersey.

Opening of the Grill on Hollywood is expected to have a negative short-term impact on cash flow due to the required expenditures for pre-opening costs. The San Francisco restaurant is expected to open in the first quarter of 2002. The Company will incur approximately $250,000 of pre-opening costs during the second half of 2001 and the first quarter of 2002. Management fees from the San Francisco restaurant will begin following opening of the restaurant which is scheduled for the first quarter of 2002. Discussions are ongoing with Starwood Hotels and Resorts regarding any development locations.

The current economic downturn has had a negative impact, and may continue to have a negative impact, on the Company's revenues. Increases in energy prices and potential shortages of electricity and natural gas might have a significant impact on the business.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; that additional hotels will elect to retain the Company's hotel restaurant management services; that the remaining Pizza Restaurant can be sold on terms satisfactory to the Company; or that proceeds, if any, from the sale of the Pizza Restaurants can be deployed in a manner so as to replace the cash flows from the Pizza Restaurants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $ 1,025,000 at July 1, 2001. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         At an annual meeting of shareholders of Grill Concepts, Inc. held on June 25, 2001, the stockholders voted on five proposals: the election of directors; amendment of the Company's 1998 Comprehensive Stock Option and Award Plan to increase the number of shares reserved for issuance under the plan and to modify the terms of option grants to non-employee directors; authorization of the issuance of shares and warrants pursuant to, and approval of the terms of, a Subscription Agreement with Starwood Hotels and Resorts Worldwide, Inc.; amendment of the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 7,500,000 to 12,000,000; and, ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants.

         The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Charles Frank, Glenn Golenberg, Lewis Wolff, Stephen Ross and Norman MacLeod, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

                                     Votes For            Votes Against

         Robert Spivak              2,807,767                 15,001
         Michael Weinstock          2,808,771                 14,997
         Charles Frank              2,808,767                 15,001
         Glenn Golenberg            2,808,767                 15,001
         Lewis Wolff                2,808,739                 15,029
         Stephen Ross               2,808,739                 15,029
         Norman MacLeod             2,808,739                 15,029

         In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

       Proposal 2, to amend the Company's 1998 Comprehensive Stock Option and Award Plan to increase the number of shares reserved for issuance under the plan and to modify the terms of option grants to non-employee directors was approved with 1,479,922 votes cast for, 48,964 votes cast against, 33,024 votes abstained and 1,672,514 broker non-votes.

         Proposal 3, to authorize the issuance of shares and warrants pursuant to, and approval of the terms of, a Subscription Agreement with Starwood Hotels and Resorts Worldwide, Inc. was approved with 2,774,318 votes cast for, 23,411 votes cast against, 26,672 votes abstained and 410,023 broker non-votes.

         Proposal 4, to amend the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 7,500,000 to 12,000,000 was approved with 2,757,462 votes cast for, 34,525 votes cast against, 32,414 votes abstained and 410,023 broker non-votes.

         Proposal 5, to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants was approved with 2,780,828 votes cast for, 23,869 votes cast against, 19,704 votes abstained and 410,023 broker non-votes.

Item 5.  Other Information

     On July 27, 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which (1) the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels; and
(2) the Company sold 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.00 to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.25 to other strategic investors for $1,000,000.

         In conjunction with the Starwood transaction, on July 17, 2001, the Company sold the assets of its franchised Pizzeria Uno restaurant located in South Plainfield, New Jersey for $700,000.

Item 6.  Exhibits and Reports on Form 8-K

a.   Exhibits
     Exhibit No.                                 Description
     -----------                                --------------

     3.1  Certificate of Amendment of Restated Certificate of Incorporation

     10.1 Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001

b.   Reports on Form 8-K

     Form 8-K dated May 16, 2001 reporting on Item 5 the execution of a Subscription Agreement with Starwood Hotels and Resorts Worldwide, Inc.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GRILL CONCEPTS, INC.


Dated: August 13, 2001     By:  /s/ Robert Spivak
                               --------------------------------------
                               Robert Spivak, President and C.E.O



Dated: August 13, 2001     By: /s/ Daryl Ansel
                               --------------------------------------
                               Daryl Ansel, Chief Financial Officer