Form 10-Q
period 2001-09-30
GRILL CONCEPTS INC
filed 2001-11-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              13-3319172
---------------------------------                         ----------------------
(State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
       -------------------------------------------------------------------
              (Registrant's telephone number, including area code)

            ---------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 8, 2001, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                        Page
                                                                        Number
                                                                       --------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           September 30, 2001 and December 31, 2000....................    3

         Consolidated  Condensed Statements of Operations - For the
         three months and nine months ended September 30, 2001 and
         September 24, 2000.............................................    5

         Consolidated  Condensed  Statements of Cash Flows - For the
         nine months ended September 30, 2001 and September 24, 2000....    6

         Notes to Consolidated Condensed Financial Statements...........    7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   16

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds......................   17

Item 6.  Exhibits and Reports on Form 8-K...............................   17

SIGNATURES..............................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                 September 30,     December 31,
                                                    2001              2000
                                                 ----------        ------------
                                                 (unaudited)
Current assets:
     Cash and cash equivalents               $  2,221,833          $ 623,097
     Inventories                                  575,107            541,579
     Receivables                                  459,998            654,594
     Prepaid expenses                             626,985            270,672
                                               ----------        -----------

       Total current assets                     3,883,923          2,089,942

Furniture, equipment, & improvements, net       9,193,278          9,300,548

Goodwill, net                                     206,928            213,053

Liquor licenses                                   423,049            587,614

Other assets                                      365,017            342,921
                                             ------------      -------------

       Total assets                         $  14,072,195       $ 12,534,078
                                             ============      =============



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)
             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                        September 30,              December 31,
                                                               2001                   2000
                                                         (unaudited)

Current liabilities:
     Bank line of credit                              $      -                    $  100,000
     Accounts payable                                     1,353,302                1,420,591
     Accrued expenses                                     1,897,946                2,358,699
     Current portion of long term debt                      640,525                  737,881
     Note payable - related party                           289,735                  191,716
                                                         ----------               ------------
       Total current liabilities                          4,181,508                4,808,887

Long-term debt                                            1,594,245                2,408,151
Notes payable - related parties                             627,060                  458,132
                                                         ----------              ------------
       Total liabilities                                  6,402,813                7,675,170

Minority interest                                         2,002,258                1,363,494

Stockholders' equity:
  Series A, 10% Convertible Preferred Stock,
  $.001 par value; 1,000,000 shares
  authorized, none issued                                        --
        and outstanding in 2001 and 2000
  Series B, 8% Convertible  Preferred Stock,
  $.001 par value;  1,000,000 shares
         authorized, none issued
         and outstanding in 2001 and 2000                         -                       -
Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2001 and 2000                      -                       -
  Series II, 10% Convertible Preferred Stock, $.001 par value;
  1,000,000 shares,
     authorized, 500 shares
     issued and outstanding in 2001 and 2000                      1                       1
  Common stock, $.00004 par value; 12,000,000 shares
     authorized in 2001 and 7,500,000 shares authorized
     in 2000, 5,537,071 shares issued and outstanding in 2001
     4,203,738 shares issued and outstanding in 2000            221                     168
  Additional paid-in capital                             12,933,405              11,071,055
  Accumulated deficit                                    (7,266,503)             (7,575,810)
                                                        -----------              -----------
     Total stockholders' equity                           5,667,124               3,495,414
                                                        -----------              -----------
       Total liabilities, minority interest and
           stockholders' equity                         $14,072,195             $12,534,078
                                                        ===========              ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                 Nine Months Ended
                                             -------------------------------   ----------------------------------
                                             September 30,  September 24,       September 30,        September 24,
                                                2001            2000                2001                 2000

Revenues:
     Sales                                  $ 9,954,799      $10,761,965        $33,276,149          $31,632,970
     Management and license fees                185,482          170,754            599,081              466,844
                                             -----------    -------------       ------------          -----------
       Total revenues                        10,140,281       10,932,719         33,875,230           32,099,814
Cost of sales                                 2,826,505        3,261,674          9,335,733            9,209,959
                                             -----------    -------------       ------------          -----------
Gross profit                                  7,313,776        7,671,045         24,539,497           22,889,858

Costs and expenses:
     Restaurant operating expenses            6,202,824        6,456,468         20,489,476           18,777,825
     General and administrative                 845,729          912,490          2,742,943            2,588,453
     Depreciation and amortization              319,009          344,606            975,295              927,974
     Preopening costs                                 -                -                  -              457,928
                                             -----------     ------------       ------------          -----------
       Total operating expenses               7,367,562        7,713,564         24,207,714           22,752,180

Income (loss) from operations                   (53,786)         (42,519)           331,783              137,678
Interest expense, net                          (164,668)        (152,638)          (358,003)            (333,295)
Gain on disposal of assets                      225,042                -            225,042                    -
                                             -----------    -------------       -------------         -----------
Income (loss) before provision for
income taxes, equity in loss of joint
venture and minority interest                     6,588         (195,157)           198,822             (195,617)

Provision for income taxes                       (2,502)          (7,500)            (4,372)             (13,100)
Equity in income (loss) of joint venture            357                -             (4,033)              (9,469)
Minority interest                                49,740           82,472            118,890              250,838
                                             -----------   --------------       -------------         -----------

Net (loss) income                                54,183         (120,185)           309,307               32,652
Preferred dividends accrued or paid             (12,500)         (12,500)           (37,500)             (37,500)
                                             -----------   --------------       -------------         -----------

Net (loss) income available to
 common stockholders                            $41,683       $ (132,685)          $271,807           $   (4,848)
                                             ===========   ==============       =============         ===========

Basic net (loss) income share                    $ 0.01         $  (0.03)            $ 0.06           $     0.00
                                             ===========   ==============       =============         ===========

Diluted (loss) income per share                  $ 0.01          $ (0.03)            $ 0.05           $     0.00
                                             ===========   ==============       =============         ===========

Weighted average shares outstanding
     Basic                                    5,170,771        4,171,823          4,526,082            4,061,402
                                             ===========   ==============       =============         ===========
     Diluted                                  5,751,160        4,705,156          5,130,310            4,594,735
                                             ===========   ==============       =============         ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                           Nine Months Ended
                                                                       --------------------------
                                                                      September 30,    September 24,
                                                                         2001              2000
                                                                       --------         ---------

Cash flows from operating activities:
     Net income                                                        $309,307          $ 32,652
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                  975,295           927,974
         Minority interest in net loss of subsidiaries                 (118,890)         (250,838)
         Equity in loss of joint venture                                  4,033             9,469
         Gain on sale of assets                                        (225,042)                -
     Changes in operating assets and liabilities
         Inventories                                                    (33,528)         (106,498)
         Receivables                                                    194,596           276,252
         Prepaid expenses                                              (364,026)          117,109
         Other assets                                                  (103,390)          (76,529)
         Accounts payable                                               (67,289)         (238,605)
         Accrued liabilities                                           (460,753)          134,860
                                                                      ----------        ---------
     Net cash provided by operating activities                          110,313           825,846
                                                                      ----------        ---------
Cash flows from investing activities:
     Additions to furniture, equipment and improvements              (1,088,488)       (2,196,076)
     Net proceeds from sale of assets                                   655,035                 -
                                                                      ----------       ----------
     Net cash used in investing activities                             (433,453)       (2,196,076)
                                                                      ----------       ----------
Cash flows from financing activities:
     Proceeds from equipment financing                                        -         1,003,535
     Proceeds from minority members' investment in LLCs               1,040,500         1,173,941
     Proceeds from issuance of note payable                                   -           400,000
     (Payments)/proceeds under line of credit                          (100,000)          100,000
     Proceeds from bank term loan                                             -         1,200,000
     Net proceeds from issuance of common stock                       1,862,403                 -
     Preferred return to minority stockholders                          (74,924)                -
     Return of capital to minority stockholders                        (161,789)                -
     Payments on related party debt                                    (104,922)         (387,910)
     Payments on long-term debt                                        (539,392)       (2,259,482)
                                                                     -----------       ----------
     Net cash provided by financing activities                        1,921,876         1,230,084
                                                                     -----------       ----------
Net (decrease) increase in cash and cash equivalents                  1,598,736          (140,146)
Cash and cash equivalents, beginning of period                          623,097           352,453
                                                                     -----------       ----------
Cash and cash equivalents, end of period                             $2,221,833         $ 212,307
                                                                     ===========       ==========

Supplemental cash flow information: Cash paid during the period for:
         Interest                                                     $ 317,123         $ 370,231
         Income taxes                                                    16,569                 -


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

2.       MINORITY INTEREST - THE GRILL ON HOLLYWOOD

     In connection with the building of a new restaurant, in July 2001, a limited liability company was formed for the operation of the "The Grill on Hollywood" restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant has been funded primarily by a capital contribution of $1,200,000 from the minority interest member of the limited liability company of which $1,040,500 had been contributed as of September 30, 2001. The Company is responsible for approximately $250,000 of costs that will be incurred during the fourth quarter. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

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

4.   PER SHARE DATA

     Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

5.   DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the Manager and 90% to the Members in the ratio of their percentage interests until the Members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the Member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the Members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, to the Manager and Members in the ratio of their percentage interests. In January 2001 a distribution of distributable cash in the amount of $89,910 was made to the minority member that reduced the member's interest.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution. Preferred return payments of $22,976 and $74,924, for the three and nine months, respectively were paid to the non-manager member. These payments are treated as a reduction of equity. Return of capital payments were also made to the non-manager member of $21,065 and $71,879, for the three and nine months, respectively.

6.   RELATED PARTIES

     A note holder of the Company was elected to the Board of Directors at the Company's annual meeting and became an investor of the Company at the same time. The note payable was reclassified from Long Term Debt to Notes Payable - related parties. The reclassification moved $95,850 from Current portion of long term debt to current Notes payable - related parties and $201,903 from Long term debt to non-current Notes payable - related parties.

7.   STOCKHOLDER'S EQUITY

     On July 27, 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which (1) the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels; and (2) the Company sold 666,667 shares of restricted common stock and 666,667 stock purchase warrants at $2.00 to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.25 to other strategic investors for $1,000,000. Proceeds reflected in the financial statements are net of transaction costs.

     In conjunction with the Starwood transaction, on July 17, 2001, the Company sold the assets of its franchised Pizzeria Uno restaurant located in South Plainfield, New Jersey for $700,000 less legal and other sale related costs of $44,965.

8.   INCOME TAXES

     The provisions for income taxes are minimal because the Company has available federal and state operating loss carryforwards that may be utilized to offset federal and state taxable earnings.

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

                                          Three Months Ended           Nine Months Ended
                                        September     September      September     September
                                        30, 2001      24, 2000       30, 2001       24, 2000
                                       ----------    -----------    ----------     ----------

Revenues:
    Company restaurant sales              98.2 %        98.4 %       98.2 %         98.5%
    Management and license fees            1.8           1.6          1.8            1.5
                                         ------        -------      --------       -------
         Total operating revenues        100.0 %       100.0 %      100.0 %         100.0%

Cost of sales                             27.9          29.8         27.6           28.7
                                         ------        -------      -------        -------
     Gross profit                         72.1          70.2         72.4           71.3
                                         ------        -------      -------        -------

     Restaurant operating expense         61.2          59.1         60.5           58.5
     General and administrative expense    8.3           8.3          8.1            8.1
Depreciation and amortization              3.1           3.2          2.9            2.9
     Pre-opening costs                       -             -            -            1.4
                                         ------        -------      -------        -------
          Total operating expenses        72.6          70.6         71.5           70.9
                                         ------        -------      -------        -------
          Operating (loss) income         (0.5)         (0.4)         1.0            0.4

Interest expense, net                     (1.6)         (1.4)        (1.1)          (1.0)
Gain on disposal of assets                 2.2           0.0          0.7            0.0
                                         ------        -------      -------        -------
(Loss) income before provision for income
  taxes, minority interest and equity in loss
  of joint venture                         0.1          (1.8)         0.6           (0.6)
Provision for income taxes                 0.0           0.0          0.0            0.0
Minority interest                          0.5           0.8          0.3            0.7
Equity in loss of joint venture            0.0           0.0          0.0            0.0
                                         ------         ------      -------        -------
Net (loss) income                          0.6%         (1.0)%        0.9%           0.1%
                                         ======         ======      =======        =======

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                    Third Quarter      Year-to-date       Total open at
                                      Openings           Openings         End of Quarter
                                 -----------------   -----------------   ----------------
                                 FY 2001   FY 2000   FY 2001   FY 2000   FY 2001  FY 2000
                                 -------   -------   -------   -------   -------  -------

Daily Grill restaurants:
    Company owned                   -         -         -          -        10       10
    Managed and/or licensed         -         1         -          1         4        4
Grill on the Alley restaurants:
    Company owned                   -         -         -          1         3        3
Pizza restaurants                  (1)       (1)       (1)        (1)        1        2
Other restaurants
    Managed and/or licensed         -         -         -          -         1        1
                                ------     -----     ------     ------    ------   -----
Total                             (1)         -        (1)         1        19       20
                                ======     =====     ======     ======    ======   =====

                                                       Three Months Ended              Nine Months Ended
                                                   -------------------------        --------------------------
                                                    September     September        September      September
                                                    30,  2001     24, 2000          30, 2001         24, 2000
                                                   -----------   -----------       -----------    -------------

Weighted average weekly sales per company owned
restaurant:
    Daily Grill                                   $   55,821     $   54,765       $   60,901      $   58,205
    Grill on the Alley                                74,956         86,860           82,013          89,704
    Pizza restaurants                                 33,323         29,892           34,560          31,631

Change in comparable restaurant sales (1):
    Daily Grill                                          1.9 %          5.9 %            4.6 %           5.3 %
    Grill on the Alley                                  (4.7)%         17.0 %            0.5 %          13.3 %
    Pizza restaurants                                   (6.6)%         (4.5)%           (5.5)%          (4.2)%

Total revenues:
    Daily Grill                                  $ 6,531,017    $ 6,407,463      $21,376,316     $20,429,973
     Grill on the Alley                            2,923,292      3,387,527        9,595,578       7,765,646
    Pizza restaurants                                500,490        966,975        2,304,255       3,437,351
Management and license fees                          185,482        170,754          599,081         466,844
                                                 ------------    -----------      ----------     -----------

Total consolidated revenues                       10,140,281     10,932,719       33,875,230      32,099,814
                                                 ===========     ==========      ===========     ===========

Managed restaurants                                2,615,142      2,791,440        8,143,021       8,378,065
Licensed restaurants                               1,920,866      1,509,039        6,000,591       4,147,165
Less: management and license fees                   (185,482)      (170,754)        (599,081)      ( 466,844)
                                                 -----------     -----------     -----------     ------------
Total system sales                               $14,490,807  $  15,062,444      $47,419,761    $ 44,158,200
                                                 ===========     ==========      ===========     ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Nine Months Ended September 30, 2001 as compared to the Three and Nine Months Ended September 24, 2000

The Company's revenues for the third quarter of fiscal 2001 decreased to $10.1 million, 7.2% under the $10.9 million generated for the same quarter of fiscal 2000. Total revenues included $10.0 million of sales revenues and $185,000 of management and licensing fees for the 2001 quarter compared to $10.8 million of sales revenues and $171,000 of management and licensing fees for the 2000 quarter. This $0.8 million, or 7.5%, decrease in sales revenues for the quarter was primarily attributable to a decrease in sales for Chicago - The Grill on the Alley compared to the same period in fiscal 2000 ($373,000) and the closure of Pizzeria Uno in South Plainfield, New Jersey ($410,000). Chicago has been experiencing weakened sales which where exaggerated by the drop in tourism and conventions resulting from the tragedy of September 11th. Last year's sales were strong after the June opening, which generated significant amounts of publicity.

Revenues for the nine months ended September 30, 2001 rose 5.5% to $33.9 million from the $32.1 million generated for the same period of fiscal 2000. Total revenues included $ 33.3 million of sales revenues and $599,000 of management and licensing fees for the first nine months of 2001, compared to $31.6 million of sales revenues and $467,000 of management and licensing fees for the first nine months of 2000. The increase in sales revenues for the nine months ($1.6 million, or 5.2%) was primarily attributable to an increase in same store sales ($954,000), plus a full 39 weeks of sales at the Chicago - The Grill on the Alley compared to only 15 weeks in 2000 ($1,802,000), which was partially offset by the closure of the Pizzeria Uno restaurants in Media ($630,000) and South Plainfield ($428,000).

Same store sales (for restaurants open at least 12 months) were flat for the quarter and increased 3.2% for the nine months. For the quarter, increases in average check price were offset by a decrease in the number of guests. For the nine months, the increase was due to average check price increases at the Daily Grill restaurants ($1,085,000) and the Grill on the Alley restaurants ($477,000). This increase was partially offset by a decrease in the number of guests at both the Daily Grill and Grill on the Alley restaurants ($590,000). Slightly more than half of the increase in average check price was attributable to menu price increases implemented in the fourth quarter of 2000. The increase in management and licensing fees for both the quarter ($15,000 or 8.6 %) and the nine months ($132,000 or 28.3%) was primarily attributable to increased sales at the Daily Gill restaurant at Georgetown Inn and the opening of the Daily Grill in the Skokie DoubleTree in September 2000.

In addition to the restaurants owned by the Company, of which sales are consolidated and included in the results of operations for the Company, the Company also manages and licenses six other restaurants. Total revenues for all restaurants owned, managed and licensed by the Company were $14.5 million and $15.1 million for the quarters, and $47.4 million and $44.2 million for the nine months ended September 2001 and 2000, respectively. This represents a decrease of $572,000, or 3.8 %, for the quarter and an increase of $3.3 million, or 7.4 %, for the nine months.

Cost of sales decreased by $435,000, or 13.3%, for the quarter and increased by $126,000, or 1.4%, for the nine months ended September 30, 2001 as compared to the same periods in 2000. The quarter decrease was primarily due to a decrease at Chicago - The Grill on the Alley ($205,000) and the closure of Pizzeria Uno ($127,000). The increase for the nine month period is primarily due to Chicago - The Grill on the Alley ($502,000) offset by closure of Pizzeria Uno ($315,000). Cost of sales decreased as a percentage of revenues. Cost of sales was 27.9% for the quarter and 27.6 % for the nine months as compared to 29.8 % for the third quarter of 2000 and 28.7% for the year-to-date period in 2000. The decrease in cost of sales as a percentage of revenues during the 2001 nine months was primarily the result of menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

Restaurant operating expenses decreased by $254,000, or 3.9%, for the quarter and increased as a percentage of revenues from 59.1% in 2000 to 61.2% in 2001. Restaurant operating expenses increased by $1,712,000, or 9.1%, for the nine months as compared to the same periods in 2000 and increased as a percentage of revenues from 58.5% in 2000 to 60.5% in 2001. The changes were primarily due to Chicago - The Grill on the Alley that had decreased operating expenses of $259,000 for the quarter and increased operating expenses of $1,119,000 for the nine months. The change in restaurant operating expenses as a percentage of total revenues was primarily attributable to payroll and related expenses which were down $60,000, or 1.7%, for the quarter and up $1,318,000, or 12.4%, for the nine months and variable costs which were down $57,000, or 4.7%, for the three months and up $221,000, or 5.9%, for the nine months. Payroll and related benefits decreased for the quarter at the Pizzeria Uno restaurants ($310,000) and were partially offset by an increase at the Daily Grill restaurants ($247,000). For the nine months payroll and related benefits increased at the Daily Grill restaurants ($730,000) and Chicago - The Grill on the Alley ($733,000). Variable expenses for Chicago - The Grill on the Alley were down $80,000 for the quarter and up $197,000 for the nine months. The increase in expenses at Chicago - The Grill on the Alley are due to the restaurant's having 13 and 39 weeks of operations in the quarter and nine months of 2001 compared to 13 and 15 weeks for the quarter and nine months of 2000.

General and administrative expense decreased 7.4 % for the quarter and increased
6.0 % for the nine months as compared to the same periods in 2000. As a percentage of total revenues, general and administrative expense totaled 8.3 % for the quarters and 8.1% for the nine months in 2001 and 2000. The increase in total general and administrative expense of $154,000, or 6.0%, for the nine months during 2001 was primarily attributable to increased headcount at the corporate office and related benefits.

Depreciation and amortization expense decreased by 7.4 % for the quarter and increased by 5.1 % for the nine months compared to 2000, however, as a percentage of revenues, it remained flat as it was offset by the increase in revenues. The decrease in depreciation and amortization expense for the quarter was primarily due to the closure of Pizzeria Unos while the increase for the nine months was primarily due to the Chicago - The Grill on the Alley assets being in service 39 weeks compared to 15 weeks in 2000.

All pre-opening costs incurred during the 2000 quarter and nine months relate to the opening of Chicago-The Grill on the Alley and were fully funded through landlord contributions, partnerships or a combination thereof and were expensed as incurred.

Interest expense, net, increased by $12,000, or 7.9%, during the quarter and $25,000, or 7.4%, during the nine months compared to the same periods in 2000. The increase in interest expense related to preferred returns payable to San Jose Grill investors, which increased by $23,000 for the 2001 year-to-date period. Interest expense remained relatively flat as a percentage of revenues for both the quarter and nine months compared to prior year.

The Company recorded only minimal income taxes for the nine months due to the available federal and state net operating loss carryforwards that can be utilized to offset federal and state taxable earnings.

The Company reported a gain on disposal of assets in the amount of $225,042, arising from the sale of the assets of the Pizzeria Uno in South Plainfield, New Jersey. The Company sold the assets for $700,000 in July 2001 less legal and other sale related costs of $44,965.

Results for the quarter and nine months reflect minority interest in the net losses of subsidiaries of $50,000 and $119,000 respectively, compared with $82,000 and $251,000 in the same periods in 2000. This decrease in the amount of net losses allocated to minority interests resulted primarily from expensing $458,000 of pre-opening costs, attributable to Chicago - The Grill on the Alley during the second quarter of 2000.

The Company incurred a charge of $4,000 for its equity in loss of joint venture during the nine months of 2001 compared to $9,000 in 2000, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $37,500 in each of the nine months ended September 30, 2001 and September 24, 2000.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 30, 2001 the Company had negative working capital of $0.3 million and a cash balance of $2.2 million compared to negative working capital of $2.7 million and a cash balance of $0.6 million at December 31, 2000. The improvement in working capital was primarily attributable to the receipt of $1.9 million from the issuance of stock and $0.7 million from the sale of Uno South Plainfield less legal and other sale related expenses of $44,965.

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At September 30 2001, the Company had existing bank borrowing of $0.9 million, an SBA loan of $ 0.1 million, loans from stockholders/officers of $ 0.9 million, equipment loans of $ 1.2 million and loans/advances from a landlord and others of $ 0.1 million.

On November 9, 2001 the Company opened The Grill on Hollywood restaurant in the new Hollywood and Highland upscale entertainment and shopping complex. The Company is responsible for approximately $250,000 of costs at Hollywood to be incurred in the fourth quarter of 2001. The Company is scheduled to begin management of a San Francisco hotel-based Daily Grill restaurant in the first quarter of 2002. The Company will be responsible for approximately $250,000 of pre-opening costs in San Francisco. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities. Substantial capital contributions from the hotel operators and other factors will cause the cost to the Company of opening such restaurants to be substantially less than the Company's cost to build and open non-hotel based restaurants.

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

In July 2001, the Company sold the assets of its South Plainfield, New Jersey franchised pizza restaurant for $700,000 less legal and other sale related fees of $44,965.

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

Certain Factors Affecting Future Operating Results

In addition to the opening of the new restaurant during 2001, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the following developments may impact future operating results.

The Company is actively looking for a buyer for the remaining franchised Pizzeria Uno restaurant in Cherry Hill, New Jersey.

Opening of The Grill on Hollywood, in November 2001, is expected to have a negative short-term impact on cash flow due to the required expenditures for pre-opening costs. The San Francisco restaurant is expected to open in the first quarter of 2002. The Company will incur approximately $250,000 of pre-opening costs during the first quarter of 2002. Management fees from the San Francisco restaurant will begin following the opening of the restaurant. Discussions are ongoing with Starwood Hotels and Resorts regarding any development locations.

The current economic downturn has had a negative impact, and may continue to have a negative impact, on the Company's revenues. . There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; that additional hotels will elect to retain the Company's hotel restaurant management services; that the remaining Pizza Restaurant can be sold on terms satisfactory to the Company; or that proceeds, if any, from the sale of the Pizza Restaurants can be deployed in a manner so as to replace the cash flows from the Pizza Restaurants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit and term loan facility (the "Credit Facility"). Borrowings outstanding under the Credit Facility totaled $850,000 at September 30, 2001. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

         On July 27, 2001, the Company sold (1) 666,667 shares of common stock and 666,667 five year common stock purchase warrants exercisable at $2.00 per share to Starwood Hotels and Resorts Worldwide, Inc. for $1,000,000 and (2) 666,666 shares of common stock and 666,666 five year common stock purchase warrants exercisable at $2.25 per share to 16 investors for $1,000,000. The securities were issued, without the use of an underwriter or placement agent and without the payment of commissions, pursuant to the exemption set forth in Rule 506 of the Securities Act of 1933. The securities were offered and sold to a limited number of purchasers, all of whom are accredited investors, in a privately negotiated transaction without general solicitation or general advertising. All of the certificates evidencing the securities sold are marked with a legend indicating that the shares are "restricted stock" which may not be resold except pursuant to an effective registration statement or an exemption from registration.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.           Description
         -----------           -----------
         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRILL CONCEPTS, INC.


Dated: November 13, 2001                  By:/s/ Robert Spivak
                                             ----------------------------------
                                           Robert Spivak, President
                                           and C.E.O



Dated: November 13, 2001                  By:/s/ Daryl Ansel
                                             ----------------------------------
                                           Daryl Ansel, Chief Financial Officer