Form 10-K
period 2001-12-31
GRILL CONCEPTS INC
filed 2002-03-29
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                            13-3319172
 ------------------------------                   ------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                    Number)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        ------------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's Telephone Number, Include Area Code:  (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

        Title of Each Class            Name of Each Exchange on Which Registered
               None                                   None

Securities Registered Under Section 12(g) of the Exchange Act:

                         Common Stock, $.00004 par value
                         -------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         5,537,071 shares of common stock of the Registrant were outstanding as of March 20, 2002. As of such date, the aggregate market value of the voting and non-voting common equity held by non-affiliates, based on the closing price on the NASDAQ Small-Cap Market, was approximately $4,600,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 30, 2001 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART I                                                                     Page
                                                                           ----

     ITEM 1.      BUSINESS...............................................     1
     ITEM 2.      PROPERTIES.............................................    15
     ITEM 3.      LEGAL PROCEEDINGS......................................    15
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    15

PART II

     ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS........................    16
     ITEM 6.      SELECTED FINANCIAL DATA................................    17
     ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........    18
     ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE
                  ABOUT MARKET RISK......................................    29
     ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    29
     ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE.................    29

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    29
     ITEM 11.     EXECUTIVE COMPENSATION.................................    29
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..................................    29
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    30

PART IV

     ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K................................    30

                                     PART I

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 28 of this Form 10-K.

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

     At December 30, 2001, the Company owned and operated 15 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 4 The Grill on the Alley restaurants and 1 Pizzeria Uno restaurant which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. With the exception of three The Grill on the Alley restaurants and one Daily Grill restaurant, which restaurants are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 30, 2001 were solely owned and operated on a non-franchise basis by the Company. The Pizzeria Uno Restaurant was operated pursuant to franchise agreement.

     During 2001, the Company (1) sold its Pizzeria Uno franchise in South Plainfield, New Jersey and (2) opened The Grill on Hollywood in Hollywood, California.

     During 2001, the Company continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties in strategic markets throughout the United States. The Company entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop the Company's restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free standing restaurants in those markets.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2001 and 2000 by restaurant concept for both Company owned restaurants ("Company Restaurants") and Company managed and/or licensed restaurants ("Managed Restaurants"):

                                                          2000              2001
                                                          ----              ----
Number of restaurants:
     Daily Grill restaurants:
         Company Restaurants:
              Beginning of year..................          10                10
              Restaurant openings................           -                 -
                                                         ----              ----
              End of year........................          10                10

         Managed Restaurants:
              Beginning of year..................           3                 4
              Restaurant openings................           1                 -
              Restaurants closed or sold.........            -                -
                                                         -----              ---
              End of year........................           4                 4

         Total Daily Grill restaurants:
              Beginning of year..................          13                14
              Restaurant openings................           1                 -
              Restaurants closed or sold.........            -                -
                                                         -----             ----
              End of year........................          14                14
                                                          ===               ===

     Grill restaurants:
         Company Restaurants:
              Beginning of year..................           2                 3
              Restaurant openings................           1                 1
                                                          ---               ---
              End of year........................           3                 4

         Total Grill restaurants:
              Beginning of year..................           2                 3
              Restaurant openings................           1                 1
                                                          ---               ---
              End of year........................           3                 4
                                                          ===               ===

     Other restaurants1:
         Company Restaurants:
              Beginning of year..................           3                  2
              Restaurants closed or sold.........         (1)                (1)
                                                        -----                ---
              End of year........................           2                 1

         Managed or Licensed Restaurants:
              Beginning of year..................           1                 1
              Restaurants closed or sold.........           -                 -
                                                        ------             ----
              End of year........................           1                 1

         Total Other restaurants:
              Beginning of year..................           4                 3
              Restaurants closed or sold.........          (1)               (1)
                                                          ----              ----
              End of year........................           3                 2
                                                         ====               ===

     Total restaurants:
              Beginning of year..................          19                20
              Restaurant openings................           2                 1
              Restaurants closed or sold.........          (1)               (1)
                                                          ----              ----
              End of year........................          20                20
                                                         ====               ===

1    Includes  two  Pizzeria  Uno  Restaurants  in 2000,  and one  Pizzeria  Uno
     Restaurant  in  2001,   operated  by  the  Company  pursuant  to  franchise
     agreements.

                                                          2000           2001
                                                          ----           ----
Weighted average weekly sales per restaurant:
   Daily Grill restaurants:
     Company Restaurants....................       $    58,920    $    60,041
     Managed Restaurants....................              n.a.           n.a.
   Grill restaurants:
     Company Restaurants....................       $    89,476    $    88,965
     Managed Restaurants....................              n.a.           n.a.
   Other restaurants:
     Company Restaurants....................       $    32,029    $    34,340

Change in comparable restaurant sales:
   Daily Grill restaurants
     Company Restaurants....................              8.1%             -%
     Managed Restaurants....................              n.a.           n.a.
   Grill restaurants
     Company Restaurants....................             25.2%         (4.6)%
     Managed Restaurants....................              n.a.           n.a.
   Other restaurants:
     Company Restaurants....................            (0.2)%         (4.6%)

Total system sales:
   Daily Grill..............................      $ 28,104,683   $ 28,099,091
   Grill....................................        12,168,746     13,713,816
   Pizza Restaurants........................         4,323,920      2,715,691
   Management and license fees..............         1,078,272        872,562
                                                  ------------   ------------

   Total consolidated revenues..............      $ 45,675,621   $ 45,401,160
                                                  ============   ============

     Managed restaurants ...................        11,150,362     10,488,301
     Licensed restaurants...................         6,575,461      7,392,052
     Less: management and license fees......        (1,078,272)      (872,562)
                                                  ------------   ------------

   Total system sales.......................      $ 62,323,172  $ 62,408,951
                                                  ============   ============

Restaurant Concepts

- Daily Grill Restaurants

     Background. At December 30, 2001, the Company, through its subsidiary, GCI, owned and operated, managed or licensed ten Daily Grill restaurants in Southern California, three Daily Grill restaurants in the Washington, D.C./Virginia market and one Daily Grill restaurant in Skokie, Illinois. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was acquired by the Company during 1996. See "-- The Grill on the Alley." The Grill on the Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial properties. At December 30, 2001, fourteen Daily Grill restaurants were in operation, nine of which were 100% owned by the Company and located in shopping malls and other commercial properties, one of which was 50% owned and located in Universal CityWalk, California, two of which were managed by the Company and located in hotels and two of which were licensed restaurants.

     Daily Grill locations opened, or are scheduled to open, in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:


                                                                            Ownership
                                                                            Interest,
                                                                            Licensed or
Location                                                 Opened             Managed
---------                                               --------           --------------

Brentwood, California                                    September 1988        100%
Los Angeles, California                                  April 1990            100%
Newport Beach, California                                April 1991            100%
Encino, California                                       April 1992            100%
Studio City, California                                  August 1993           100%
Palm Desert, California                                  January 1994          100%
Irvine, California                                       September 1996        100%
Los Angeles International Airport                        January 1997      Licensed
Washington, D.C.                                         March 1997            100%
Tysons Corner, Virginia                                  October 1998          100%
Burbank, California (Hilton Hotel)                       January 1999       Managed
Washington, D.C. (Georgetown Inn)                        April 1999         Managed
Universal CityWalk, California                           May 1999               50%
Skokie, Illinois (DoubleTree Hotel)                      September 2000    Licensed
San Francisco, California (Handlery Union Square Hotel)  February 2002      Managed


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

     Entrees range in price, subject to regional differences in menu pricing, from $9.50 for an "original" beef dip sandwich to $21.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $16.00 per person and the average dinner check is $24.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 30, 2001, food and non-alcoholic beverage sales constituted approximately 86% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 14%.

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

     Reservations are accepted but not required.

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

     The Company believes that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the Daily Grills which have been open for over a year repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

The Grill on the Alley

     Background. At December 30, 2001, the Company, through its subsidiary, GCI, owned and operated four The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California, one in San Jose, California, one in Chicago, Illinois and the newest in Hollywood, California, named The Grill on Hollywood.

     The original Grill is a fine dining Beverly Hills restaurant which opened in 1984 and served as the model for the Daily Grill restaurants. The Grill is set in the traditional style of the old-time grills of New York and San Francisco, with black-and-white marbled floors, polished wooden booths and deep green upholstery. In 1995, the Grill was inducted into Nation's Restaurant News' Fine Dining Hall of Fame and was described by W Magazine as "home of the quintessential Beverly Hills power lunch." The Grill offers five-star American cuisine and uncompromising service in a comfortable, dignified atmosphere.

     In April of 1996, the Company acquired the original Grill from a partnership, the managing partner of which was controlled by the Company's principal shareholders and directors.

     Restaurant Sites. At December 30, 2001, the Company operated four Grill restaurants, two of which are non-hotel based facilities and two of which are hotel-based facilities.

     Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:
                                                                   Ownership
                                                                   Interest or
     Location                                      Opened           Managed
    ----------                                    ---------       -------------
     Beverly Hills, California                    January 1984        100.00%
     San Jose, California (Fairmont Hotel)            May 1998         50.05%
     Chicago, Illinois (Westin Hotel)                June 2000         60.00%
     Hollywood, California                       November 2001         51.00%

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

     The Beverly Hills based Grill restaurant is approximately 4,300 square feet -- of which approximately 1,500 square feet is devoted to kitchen and service areas -- and seats 120 persons. The Hollywood based Grill restaurant is approximately 5,600 square feet - of which approximately 2,000 square feet is devoted to kitchen and service areas - and seats 200 persons.

     The San Jose based Grill restaurant is approximately 8,000 square feet -- of which approximately 38% is devoted to kitchen and service areas -- and seats 280 persons. The Chicago based Grill restaurant is approximately 8,500 square feet, of which approximately 35% is devoted to kitchen and service areas, and seats more than 300 guests.

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

     Entrees range in price from $11.95 for a hamburger to $34.50 for a Prime Porterhouse Steak. The average lunch check is $26.00 per person and the average dinner check is $60.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 30, 2001, food and non-alcoholic beverage sales constituted approximately 72% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 28%.

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

     The Company believes that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the original Grill repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

- Pizzeria Uno Restaurant

     Restaurant Site. At December 30, 2001, the Company, through its wholly-owned subsidiary, operated a "Pizzeria Uno Restaurant & Bar" location in Cherry Hill, New Jersey (the "Pizza Restaurant"). The Pizza Restaurant is operated in accordance with certain guidelines established by, and with managerial assistance from and training provided by, the Franchisor. See "-- The Franchise Agreements" below.

     The Pizza Restaurant is located in a suburban area in leased premises. The Pizza Restaurant is approximately 7,900 square feet, including a bar and lounge area, and has a seating capacity of 200 customers.

     Menu and Food Preparation. The Pizza Restaurant offers a diverse menu in accordance with guidelines established by the Franchisor, featuring gourmet, Chicago-style deep-dish pizzas, filled with ingredients such as fresh meats, spices, vegetables and cheese and baked to order based on proprietary recipes of the Franchisor. The Pizza Restaurant also offers a variety of sandwiches, hamburgers, appetizers, salads, desserts and beverages, including a full liquor selection. All of the menu items offered by the Pizza Restaurant are also available for delivery or carry-out. Delivery service is provided by third parties pursuant to contractual arrangements. Entree selections currently range in price from approximately $4.95 to $8.95, with an average cost per person per meal, including beverage, of approximately $6.25 for lunch and $9.25 for dinner.

     Atmosphere and Service. The Pizza Restaurant is characterized by a casual, friendly and entertaining atmosphere, full and efficient service, and high-quality menu items at moderate prices. The Pizza Restaurant employs four full time managers and assistant managers and approximately 50 part-time and full-time employees. The Pizza Restaurant is open from 11:00 a.m. to midnight, seven days per week, except on Friday and Saturday when the Pizza Restaurant remains open until 1:00 a.m.

     The Franchise Agreement. The Company acquired the rights to operate under the "Pizzeria Uno" name and use certain proprietary recipes and procedures pursuant to a franchise agreement (the "Franchise Agreement") between the Company or its subsidiary and the Uno Restaurant Group, a national operator and franchisor of "Pizzeria Uno" restaurants.

     Pursuant to the Franchise Agreement, the Company has the exclusive rights to utilize the proprietary marks, recipes, procedures and system developed by the Franchisor within a three mile radius of the Pizza Restaurant's location. The Franchise Agreement has a term of 20 years with three successive ten-year renewal periods at the option of the Company, provided that the agreement has not previously been terminated.

     In addition to use of the "Pizzeria Uno" name and mark and proprietary recipes, the Franchise Agreement entitles the Company to certain initial and ongoing services to be provided by the Franchisor. The Franchisor is also obligated to conduct ongoing national, regional and local advertising and promotions utilizing advertising fees paid by its various franchisees.

     The Company, in turn, is obligated to comply with the guidelines set forth in the Franchisor's Operating Manual and to maintain its confidentiality. Among the various guidelines and prohibitions imposed on the Company pursuant to the Franchise Agreement and the Manual are minimum insurance requirements, non-competition provisions, confidentiality requirements, product offering requirements, physical appearance requirements, trade name and trademark protection requirements, local advertising requirements, and operating requirements, among others. The Company is also obligated to pay certain ongoing fees in order to retain its franchise. Such ongoing fees consist of a continuing license fee (5% of gross revenues), subject to certain prescribed periodic minimum amounts and advertising fee (approximately 1% of gross revenues).

     Sale and Potential Sale of Pizza Restaurant. During 1998, the Company determined that the continued ownership and operation of the Pizza Restaurants did not fit with the Company's strategic growth plan. In July, 2000, the Company closed its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations. In July 2001, the Company sold its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000. The Company is also seeking a suitable buyer for its Pizzeria Uno restaurant located in Cherry Hill, New Jersey.

Other Restaurant Activities

     In addition to owning and operating Daily Grill, The Grill and the Pizza Restaurant, the Company, at December 30, 2001, also provided management services for Daily Grill restaurants at the Burbank Hilton and the Georgetown Inn and for the City Bar & Grill in the San Jose Hilton and had granted licenses to operate a Daily Grill at LAX and a Daily Grill at the DoubleTree Hotel in Skokie, Illinois.

- Restaurant Management Services

     In conjunction with the Company's entry into the hotel restaurant market, in May 1998, the Company began providing management services at the City Bar & Grill at the San Jose Hilton. The Company is entitled to a management fee equal to 4% of the gross receipts of the City Bar & Grill. Additionally, the Company is entitled to a percentage of the annual profits of the City Bar & Grill in excess of certain historical profits. The Agreement was amended in November 2001 to defer one-half of the management fee for six months at which time repayment would begin.

     In May 1998, the Company, pursuant to its agreement with Hotel Restaurant Properties, Inc., began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former format to a Daily Grill in January 1999. Pursuant to its management agreement with the hotel, the Company invested $500,000 for conversion of the restaurant to a Daily Grill and is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, the Company is entitled to 30% percent of the annual profits of the restaurant in excess of a base amount.

     In March 1999, the Company, pursuant to the Hotel Property Agreement (see below), began providing management services for a Daily Grill restaurant at the Georgetown Inn. Pursuant to its management agreement with the hotel, the Company was not required to invest in the restaurant but is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, the Company is entitled to a percentage of the annual profits of the restaurant in excess of a base amount.

- Restaurant Licensing

     LAX Daily Grill. Since January 1997, CA One Services has operated a Daily Grill restaurant (the "LAX Daily Grill") in the International Terminal of the Los Angeles International Airport. The LAX Daily Grill was originally operated as a joint venture between the Company and CA One Services, and since April 1998 has been operated by CA One Services under a license agreement.

     Pursuant to the terms of the License Agreement, the Company is entitled to receive royalties in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million. Following the events of September 11, 2001, service at the LAX Daily Grill has been scaled back.

     Skokie Daily Grill. In September 2000, pursuant to the Hotel Property Agreement (see below), a licensed Daily Grill restaurant was opened in the DoubleTree Hotel in Skokie, Illinois. Under the terms of the license, the hotel operator paid all costs to build and open the restaurant and the Company is entitled to a license fee equal to the greater of $65,000 or 2% of sales per year.

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

     In July 2001, in conjunction with an investment in the Company by Starwood Hotels, the Hotel Property Agreement was amended to limit, for so long as the Company is subject to the exclusivity provisions of a Property Development Agreement with Starwood, the amounts payable to HRP to $400,000 annually plus 12.5% of the amounts otherwise payable to HRP with respect to the Burbank, Georgetown and San Jose Hilton restaurants.

         The Agreement with HRP also provides that, beginning in May 2004, the Company shall have the right to acquire HRP and HRP shall have the right to cause the Company to acquire HRP. The purchase price of HRP shall be computed by
(1) multiplying the operating income of HRP over the preceding twelve months, excluding operating income attributable to certain defined restaurants, by ten,
(2) subtracting from the product the principal balance of loans made in connection with the development of restaurants pursuant to the HRP Agreement, and (3) multiplying that amount by 25%. The purchase price shall be payable in common stock of the Company based on the average closing price of the common stock over the ten trading days immediately preceding closing.

     Pursuant to the July 2001 amendment to the Hotel Property Agreement, the maximum purchase price of HRP will not exceed $4,500,000.

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

     At December 30, 2001, the Company operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March, 2002, no definitive sites had been identified for future construction of free standing restaurants. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will average $325 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion.

     At December 30, 2001, hotel based Daily Grill restaurants were operated under management or licensing agreements in Southern California, Washington, D.C., and Skokie, Illinois, and hotel based Grill restaurants were operated in San Jose, California and Chicago, Illinois. In February 2001, the Company entered into a management agreement with Handlery Hotel, Inc. pursuant to which the Company has agreed to manage a Daily Grill to be located adjacent to the Handlery Union Square Hotel in San Francisco. The restaurant opened in February of 2002. The Company and HRP are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment by the Company may vary widely.

Starwood Development Agreement

         On July 27, 2001, in conjunction with the purchase by Starwood Hotels and Resorts of 666,667 shares of the Company's common stock and 666,667 $2.00 warrants for $1,000,000, the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels.

         Under the Starwood Development Agreement, either the Company or Starwood may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

         So long as Starwood continues to meet certain development thresholds set forth in the Development Agreement, the Company is prohibited from developing, managing, operating or licensing the Company's restaurants in any hotel owned, managed or franchised by a person or entity, other than Starwood, with more than 50 locations operated under a single brand. Existing hotel based restaurants are excluded from the exclusive right of Starwood. The development thresholds required to be satisfied to maintain Starwood's exclusive development rights require, generally, (1) the signing of an average of one management agreement or license agreement with respect to Daily Grill restaurants annually over the life of the Development Agreement, (2) the signing of one management agreement or license agreement in any two year period with respect to Grill restaurants, and (3) the signing of an aggregate average of three management agreements or license agreements with respect to all of the Company's restaurants annually over the life of the Development Agreement. Satisfaction of the thresholds set forth in the Development Agreement are determined on each anniversary of the Development Agreement. With respect to satisfaction of the specific thresholds applying to Daily Grill restaurants and Grill restaurants, the failure to satisfy the development thresholds with respect to those individual brands will terminate the exclusivity provisions relative to such brand but will not effect the exclusivity rights as to the other brand or in general.

         Under the Development Agreement, the Company is obligated to issue to Starwood warrants to acquire a number of shares of the Company's common stock equal to four percent of the outstanding shares upon the attainment of certain development milestones. Such warrants are issuable upon execution of management agreements and/or license agreements relating to the development and operation, and the commencement of operation, of an aggregate of five, ten, fifteen and twenty of the Company's branded restaurants. If the market price of the Company's common stock on the date the warrants are to be issued is greater than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the greater of (1) 75% of the market price as of the date such warrant becomes issuable, or (2) the market price on the date of the Development Agreement. If the market price of the Company's common stock on the date the warrants are to be issued is less than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the market price as of the date such warrants become issuable. The warrants will be exercisable for a period of five years.

         In addition to the warrants described above, if and when the aggregate number of Company restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, the Company will be obligated to issue to Starwood a warrant to purchase a number of shares of the Company's common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date. On each anniversary of that date at which the restaurants operated under the Development Agreement continues to exceed the 35% threshold, for so long as the Development Agreement remains effective, the Company shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

         Following the events of September 11, 2001, Starwood has substantially curtailed new development activities and no management agreements or license agreements have, as yet, been entered into under the Development Agreement.

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

     Daily Grill and Grill. Each Daily Grill and Grill restaurant, including both free standing and hotel based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with the Company. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to the Company's Director of Operations. In addition to ensuring that food is prepared properly, the head chef is responsible  for product  quality,  food costs and  kitchen  labor  costs.  Each restaurant has approximately 85 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     The Company maintains financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated with centralized accounting and management information systems. In the year 2000, the point of sale systems in the original six Daily Grills were updated to new systems similar to those in newer restaurants. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receive these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control. Financial management and accounting policies and procedures are developed and maintained by the Company's Corporate Controller, Director of Information Systems, and Chief Financial Officer.

     All managers participate in a comprehensive six week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, customer service, food and beverage service, safety policies and employee relations. In addition, the Company has developed training courses for assistant managers and chefs. The Company typically has a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. The Company's senior management meets bi-weekly with each restaurant management team to discuss business issues, new ideas and revisit the manager's manual. Overall performance at each location is also monitored with shoppers' reports, guest comment cards and third party quality control reviews.

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

     Pizza Restaurant. The staff of the Company's Pizza Restaurant consists of four managers and 48 hourly employees, most of whom are part-time employees.

     All managers of the Pizza Restaurant participate in an onsite training program and are provided with the Franchisor's Operating Manual. Additionally, selected management personnel participate in periodic meetings conducted by the Franchisor focusing on marketing, new products and other aspects of business management.

     The Company has an Area Director who oversees and supervises the operation of the Company's Pizza Restaurant, providing ongoing guidance and assistance to managers as necessary. Additionally, field-service supervisors of the Franchisor periodically visit and inspect the operations of the Pizza Restaurant to assure compliance with the quality, service and other standards imposed by the Franchisor.

Purchasing

     Daily Grill and Grill. The Company has developed proprietary recipes for substantially all the items served at its Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by the Company's Vice President-Operations and Development. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, the Company is working with outside suppliers to produce a limited number of selected proprietary items such as salad dressings, soups and seasoning combinations.

     The Company utilizes its point-of-sale computer system to monitor inventory levels and sales, then orders food ingredients daily based on such levels. The Company employs contract purchasing in order to lock in food prices and reduce short term exposure to price increases. The Company's Director of Purchasing establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President - Operations and Development in conjunction with the Company's team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

Advertising and Marketing

     Daily Grill and Grill. The Company has historically relied primarily on reputation, local reviews and word of mouth to promote its Daily Grill and Grill restaurants. Daily Grill and Grill restaurants have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, participating in local charity events and providing a location and refreshments for meetings of charity organizations. During 2001, expenditures for advertising and promotion were approximately 1.1% of gross revenues.

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

Competition

     The Daily Grill restaurants compete within the mid-price, full-service casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory and Houston's, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national fine dining chains as well as selected local owner-operated fine dining establishments. The primary competitors to the Company's Pizza Restaurants are casual theme restaurant chains including Friday's and the Olive Garden. Competition for the Company's hotel based restaurants is primarily limited to restaurants within the immediate proximity of the hotel.

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

Employees

     The Company and its subsidiaries employ approximately 1,328 people, 42 of whom are corporate personnel and 102 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 40% are full-time employees, with the remainder being part-time employees.

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

     Pursuant to the Franchise Agreements, the Company's Pizza Restaurant operates under the "Pizzeria Uno" trademark and service marks. The Franchisor has undertaken to keep in place and renew, as necessary, its trademark registrations and to vigorously oppose any infringements of its marks.

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

     The Company's Cherry Hill Pizza Restaurant is located in space leased from Denbob Corporation, a corporation controlled by a former director of the Company, Robert L. Wechsler. The Grill restaurant in San Jose is located in space leased from a hotel management company which may be deemed to be controlled by a director of the Company, Lew Wolff who may also be deemed to be an affiliate of the Company as a result of his holdings of common stock and securities convertible into or exercisable to acquire common stock of the Company.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 30, 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years, adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999:

                                             High              Low
                                            ------            ------
2000 -     First Quarter                     1.812            1.281
           Second Quarter                    1.968            1.000
           Third Quarter                     2.125            1.234
           Fourth Quarter                    3.750            1.375

2001 -     First Quarter                     3.344            1.938
           Second Quarter                    3.500            1.940
           Third Quarter                     2.900            1.500
           Fourth Quarter                    1.900            1.100

     The  quotations  reflect   inter-dealer   prices  without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     At March 20, 2002, the closing bid price of the Common Stock was $1.32.

     As of March 20, 2002, there were approximately 419 holders of record of the Common Stock of the Company.

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


                                                                     Fiscal Year Ended December
                                                ----------------------------------------------------------
                                                 1997         1998          1999         2000         2001
                                                 ----         ----          ----         ----         ----

                                                         (In thousands except per share data)
Statement of Operations Data:
 Sales................................       $ 28,901     $ 34,464      $ 38,432     $ 44,598     $ 44,529
 Management and license fees..........              -          444           544        1,078          872
                                         -------------  -----------     ---------   ----------   ----------

 Total revenues.......................         28,901       34,908        38,976       45,676       45,401
                                         -------------  -----------     ---------   ----------   ----------

 Gross profit.........................         20,981       25,234        28,090       32,674       32,985
 Operating expenses:
   Restaurant operating expenses......         17,446       21,321        23,426       27,201       27,063
   General and administration.........          2,648        2,755         3,296        3,303        3,540
   Depreciation and amortization......            949        1,137         1,196        1,334        1,457
   Amortization of preopening costs...            337          175            54          330          199
   Unusual charges....................              -          964             -           73           -
                                         -------------  ------------     --------   ----------   ----------

Total.................................         21,380       26,352        27,972       32,241       32,259
                                         -------------  ------------     --------   ----------   ----------

Income (loss) from operations.........          (399)       (1,118)          118          433          726
Interest expense, net.................          (166)         (231)         (376)        (478)        (394)
Nonrecurring costs....................            93             -             -            -            -
                                         -------------  ------------     --------   ----------   ----------

Income  (loss)  before  taxes,
minority interest,  equity in loss
of joint venture and cumulative
effective of change in accounting
principle.............................         (472)       (1,349)          (258)         (45)         332
 Provision for income taxes...........           (5)          (10)            (6)         (14)         (65)
 Equity in loss of joint venture......            -             -            (74)          (9)          (9)
 Minority interests...................            -           122            (68)         102          211
 Cumulative effect of change in
   accounting principle...............            -           (70)             -            -            -
                                         ------------  ------------      --------   ----------   ----------

    Net income (loss).................         (477)       (1,307)          (406)          34          469
                                         ------------  ------------      --------   ----------   ----------

Preferred dividends accrued or paid..          (69)          (85)           (50)         (50)         (50)
Accounting deemed dividends...........          (211)         (83)             -            -            -
                                         ------------  -------------     --------   ----------   ----------

 Net income (loss) applicable to
  common stock........................   $      (757)  $   (1,475)     $    (456)   $     (16)   $     419
                                         ============  =============     ========   ==========   ==========

Net   income (loss) per share applicable
to common stock (1):
    Basic.............................   $     (0.20)  $    (0.37)     $   (0.11)   $    0.00    $    0.09
                                         ============  =============     ========   ==========   ==========
    Diluted...........................   $     (0.20)  $    (0.37)     $   (0.11)   $    0.00    $    0.09
                                         ============  =============     ========   ==========   ==========

 Weighted average shares outstanding
       Basic..........................     3,773,560    3,972,256      4,003,738    4,104,360    4,776,741
                                         ============  =============   ==========    =========    =========
       Diluted........................     3,773,560    3,972,256      4,003,738    4,104,360    4,866,449
                                         ============  =============   ==========    =========    =========


Balance Sheet Data:
 Working deficit......................  $     (1,223)  $   (2,300)     $  (3,685)   $  (2,719)   $    (693)
 Total assets.........................         9,011       11,387         11,288       12,534       14,344
 Long-term debt, less
   current portion....................           699        2,928          2,033        2,866        1,534
    Stockholders' equity..............         5,183        3,867          3,461        3,495        6,045

   (1) All per share amounts and weighted average shares outstanding have been adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 28 of this Form 10-K.

General

     During the fiscal year ended December 30, 2001, the Company owned and operated 16 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 2 Pizzeria Uno restaurants (one was sold in July 2001), 3 The Grill on the Alley restaurants and 1 The Grill on Hollywood (opened in November 2001) which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar and Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. During the fiscal year ended December 31, 2000, the Company owned and operated a total of 16 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 3 Pizzeria Uno restaurants (one was closed in July 2000) and 3 The Grill on the Alley restaurants which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. During the fiscal year ended December 26, 1999, the Company owned and operated a total of 15 restaurants and managed or licensed 4 additional restaurants, consisting of 10 Daily Grill restaurants, 3 Pizzeria Uno restaurants and 2 The Grill on the Alley restaurants which are owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and one Daily Grill restaurant which was licensed by the Company. See "Description of Business."

     Fiscal 2001 operating results include a full year of operations from the Chicago Grill restaurant (compared to 29 weeks in 2000), 7 weeks of operations of The Grill on Hollywood and a full year of operations for the Skokie restaurant (compared to 12 weeks in 2000). The Pizzeria Uno restaurant in South Plainfield, New Jersey was sold in July 2001 and revenues from that restaurant terminated at that date.

     Fiscal 2000 operating results include a full year of operations and management fees from the Georgetown Inn Daily Grill restaurant (compared to 39 weeks of operations in 1999) and the Universal CityWalk Daily Grill (compared to 25 weeks of operations in 1999), 29 weeks of operations of the Chicago Grill restaurant, and 12 weeks of operations at the Daily Grill in Skokie, Illinois. The Pizzeria Uno restaurant in Media, Pennsylvania was closed in July 2000 and revenues from that restaurant terminated at that date.

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

     The Company accounts for its interest in the Universal CityWalk Daily Grill using the equity method. All other owned restaurants are consolidated with minority interest being reflected in the San Jose Fairmont Grill, The Chicago Grill on the Alley and The Grill on Hollywood.

     Sales revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 81% of combined 2001 sales were food and 19% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

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

     In addition to its cost of food and beverages and normal restaurant operating expenses, the Company has paid, and is obligated to pay, certain fees to its Franchisor as well as certain minimum advertising expenses. Pursuant to the Company's Franchise Agreement, the Company pays a continuing license fee with respect to its Pizza Restaurant, an advertising fee and is required to expend certain minimum amounts on local advertising and promotion. See "Description of Business - The Pizza Restaurant -- The Franchise Agreement."

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

Results of Operations

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 1999, 2000 and 2001:

                                             Fiscal Year Ended December
                                             --------------------------
                                          1999            2000          2001
                                          ----            ----          ----

Sales revenues                           98.6%           97.6%        98.1%
Management and licensing fees             1.4             2.4          1.9
                                        -------        --------      -------

Total revenues                           100.0           100.0         100.0
Cost of sales                             27.9            28.5          27.3
                                        -------        --------      -------

Gross profit                              72.1            71.5          72.7
                                        -------        --------      -------

Restaurant operating expense              60.1            59.6          59.6
General and administrative expense         8.5             7.2           7.8
Depreciation and amortization              3.1             2.9           3.2
Preopening costs                           0.1             0.7           0.5
Unusual charges                            0.0             0.2           0.0
                                        -------        --------      -------

Total operating expenses                  71.8            70.6          71.1
                                        -------        --------      -------

Operating income                           0.3             0.9           1.6
Interest expense, net                     (1.0)           (1.0)         (0.9)
                                        -------        --------      -------

Income (loss) before income tax           (0.7)           (0.1)          0.7
Provision for taxes                        0.0             0.0          (0.2)
Minority interest                         (0.1)            0.2           0.5
Equity in loss of joint venture           (0.2)            0.0           0.0
                                        -------        --------      -------

Net income (loss)                         (1.0)%           0.1%          1.0%
                                        =======        ========      =======

Fiscal Year 2001 Compared to Fiscal Year 2000

     Revenues. The Company's revenues for 2001 decreased 0.6% to $45.4 million from $45.7 million in 2000. Sales revenues decreased 0.2% to $44.5 million in 2001 from $44.6 million in 2000. Management and license fee revenues decreased to $872,000 in 2001 from $1,078,000 in 2000. System-wide sales, including sales of non-consolidated restaurants operated under license, management agreement or partnership, totaled $62.4 million in 2001 compared to $62.3 million in 2000.

     The decline in consolidated revenues for the year is partially due to one less week of sales in 2001 compared to 2000. Additionally it is believed to be attributable to specific factors which may have effected individual restaurants, to unfavorable economic and operating conditions which prevailed during the fourth quarter of 2001, including weak economic conditions, the impact of the September 11 terrorist attacks, corporate spending cutbacks and reduced business travel. These factors contributed to a decline in consolidated revenues during the fourth quarter of 15.1%, from $13.6 million in 2000 to $11.5 million in 2001. The adverse operating conditions which prevailed during the fourth quarter of 2001 are continuing into the first quarter of 2002.
     Sales for Daily Grill restaurants were flat at $28.1 million in 2000 and 2001. Although weighted average weekly sales at the Daily Grill restaurants increased 1.9% from $58,920 in 2000 to $60,041 in 2001, the additional week in 2000 contributed, on average, $530,000, or 2% of sales. An increase in the average ticket of almost $2.00 was offset by a 0.9% decrease in the number of guests.

     Sales for Grill restaurants increased by 12.7% from $12.2 million in 2000 to $13.7 million in 2001. The increase in sales revenues for the Grill restaurants from 2000 to 2001 was primarily attributable to (1) the opening of the Grill on Hollywood in November 2001 which contributed $0.7 million and (2) having the full year of Chicago compared to only 29 weeks in 2000 which contributed $1.2 million. Weighted average weekly sales at the Grill restaurants decreased 0.6% from $89,476 in 2000 to $88,965 in 2001. An increase in the average ticket of $7.73, primarily attributable to San Jose Grill, combined with the addition of Hollywood offset the decrease in guests at both San Jose and Beverly Hills.

     Sales for the Pizza Restaurants decreased by 37.2% from $4.3 million in 2000 to $2.7 million in 2001. The decrease in sales revenues for the Pizza Restaurants from 2000 to 2001 was attributable to (1) the closing of the Pizzeria Uno franchise restaurant in Media, PA ($0.6 million), (2) the sale of the Pizzeria Uno in South Plainfield, NJ ($0.9 million) and (3) a 4.6% decline in same store sales at the remaining location. Weighted average weekly sales at the Pizza Restaurants increased 7.2% from $32,000 in 2000 to $34,300 in 2001. Management has determined that continued ownership and operation of the Pizza Restaurants does not fit with the Company's strategic growth plans. In July 2001, the Company finalized the sale of its Pizza Restaurant in South Plainfield, New Jersey for $700,000. The Company is also seeking a suitable buyer for its Pizza Restaurant in Cherry Hill, New Jersey.

     Price increases were last implemented during the fourth quarter of 2000 for certain menu items with minor increases as a result of menu engineering in the second quarter of 2001. While selected price increases may be implemented from time to time in the future, the Company does not plan to implement additional price increases in the foreseeable future. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in head count at existing restaurants and selected price increases. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in existing markets where the Company has a concentration of restaurants and high customer awareness. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

     Management and license fee revenues were attributable to (1) hotel restaurant management services which accounted for management fees of $577,000 in 2001 and $750,000 in 2000, (2) licensing fees from the LAX Daily Grill and Skokie, Illinois Daily Grill which totaled $194,000 in 2001 and $148,000 in 2000, and (3) fees from Universal CityWalk which totaled $101,000 in 2001 and $122,000 in 2000. The decrease in management fees during 2001 was attributable to decreased sales at the Burbank Hilton and San Jose City Bar & Grill offset by increases at the Georgetown Inn.

     The Company accounts for its 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, the Company's sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $2.0 million during 2001 as compared to $2.2 million during 2000.

     Cost of Sales and Gross Profit. While sales revenues decreased by 0.2 % in 2001 as compared to 2000, cost of sales decreased by 4.5% ($0.6 million) and decreased as a percentage of sales from 28.5% in 2000 to 27.3% in 2001. The decrease in cost of sales as a percentage of sales revenues was primarily attributable to menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

     Gross profit increased 1.0% from $32.7 million (71.5% of sales) in 2000 to $33.0 million (72.7% of sales) in 2001.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, preopening costs, and unusual charges, rose 0.1% to $32.3 million in 2001 (representing 71.1% of revenues) from $32.2 million in 2000 (representing 70.6% of sales).

     Restaurant operating expenses decreased 0.5% to $27.1 million in 2001 from $27.2 million in 2000. As a percentage of sales, restaurant operating expenses represented 59.6 % in both 2001 and 2000. The decrease in restaurant operating expenses resulted primarily from the sale of the Pizzeria Uno restaurant in South Plainfield, New Jersey for net proceeds of $225,000 which were credited against restaurant operating expenses.

     General and administrative expenses increased 7.2% to $3.5 million in 2001 from $3.3 million in 2000. General and administrative expenses represented 7.8% of sales in 2001 as compared to 7.2% of sales in 2000. The increase in total general and administrative was primarily the result of increased headcount at the corporate office and related benefits ($0.3 million).

     Depreciation and amortization expense was $1.5 million during 2001 as compared to $1.3 million during 2000. The increase in depreciation and amortization expense reflects the opening of the Hollywood Grill in November 2001 ($0.1 million) and a full year of expense for the Chicago Grill ($0.1 million).

     Preopening costs totaled $199,000 in 2001 as compared with $330,000 in 2000. These pre-opening costs were attributable to the opening in 2001 of The Grill on Hollywood and in 2000 of the Chicago Grill.

     Unusual charges totaling $73,000 in 2000 related to the costs of closing the Media Pizza Restaurant. The Company reported no unusual charges in 2001.

     Interest Expense. Interest expense, net, totaled $394,000 during 2001 as compared to $478,000 in 2000. The decrease in interest expense was primarily attributable to the reduction in total debt and decrease in interest rates on bank debt.

     Minority Interest and Equity in Loss of Joint Venture. The Company reported a minority interest in the loss of its majority owned subsidiaries of $211,000 during 2001, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $77,000, a minority interest in the loss of Chicago - The Grill on the Alley LLC of $144,000 and a minority interest in the loss of The Grill on Hollywood, LLC of $144,000. For the year ending December 31, 2000 the Company recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $115,000 and a minority interest in the loss of Chicago - The Grill on the Alley, LLC of $217,000.

     The Company recorded equity in loss of joint venture of $9,000 in 2001 and 2000 relating to the Company's 50% interest in Universal CityWalk Daily Grill.

     The Company reported net income of $469,000 in 2001 as compared to $34,000 for 2000.

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

     Minority Interest and Equity in Loss of Joint Venture. The Company reported a minority interest in the loss of its majority owned subsidiaries of $102,000 during 2000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $115,000 and a minority interest in the loss of Chicago - The Grill on the Alley LLC of $217,000. For the year ending December 26, 1999 the Company recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $68,000.

     The Company recorded equity in loss of joint venture of $9,000 in 2000 and $74,000 in 1999 which is primarily attributable to the preopening costs incurred in 1999 related to the Universal CityWalk Daily Grill.

     The Company reported net income of $34,000 in 2000 as compared to a net loss of $406,000 for 1999.

Liquidity and Capital Resources

     At December 30, 2001, the Company had a working capital deficit of $0.7 million and a cash balance of $2.3 million as compared to a working capital deficit of $2.7 million and a cash balance of $0.6 million at December 31, 2000. The variance in the Company's working capital and cash was primarily attributable to the issuance of new equity in 2001, proceeds from the sale of the Pizzeria Uno in South Plainfield, New Jersey and cash flow from operations that were used to pay off the Company's bank borrowing of $1.2 million and other debt of $0.5 million.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. At December 30, 2001, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.5 million, an SBA loan of $0.1 million, loans from stockholders/officers/directors of $0.5 million, equipment loans of $1.1 million, and loans/advances from a landlord of $0.1 million.

     On August 1,  2000,  the  Company  received a  $400,000  loan from  private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, the Company issued 40,000 warrants. In June 2001 the lender became a member of the Company's Board of Directors and the loan was reclassified as related party debt. The balance owed on the loan at December 30, 2001 was $274,000.

     On December 13, 2001 the Company amended its bank credit facility converting the term loan to a $0.8 million reducing line of credit and extending the existing $0.3 million line of credit for another year. At December 30, 2001 there were no borrowings against either line of credit. At December 31, 2000, the Company had a bank credit facility of $1.5 million consisting of a $0.3 million revolving line of credit and a $1.2 million term loan payable. Interest is payable at the bank's prime rate. In connection with the Credit Facility the Company is required to comply with certain debt service coverage and liquidity requirements. Two of the Company's principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, the Company issued warrants to purchase 150,000 shares at an exercise price of $1.406 per share exercisable for a period of four years and agreed to pay each of the stockholders interest of 2% per annum on the average annual balance on the note payable to the bank for guaranteeing the note. The extended line of credit matures in August 2004 and the reducing line of credit matures in October 2004.

     During 2001, the Company and its subsidiaries were obligated under 16 leases covering the premises in which the Company's Daily Grill, Grill and Pizza Restaurants are located as well as leases on its executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $2.9 million in 2001, with varying escalation and percentage rent clauses in each of the restaurant leases. Minimum rental payments during 2001 on existing leases as of December 30, 2001, total $2.6 million.

     The Company opened one restaurant in February 2002, in San Francisco, and is currently negotiating for two additional locations, which would open in 2002. Cost of opening the Handlery Hotel Daily Grill in San Francisco is estimated at $2.8 million, of which the Company expects to pay approximately $250,000, with the balance being paid by the hotel. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

     Capital expenditures were $1.1 million in 1999, $2.4 million in 2000 and $1.4 million in 2001. Capital expenditures in fiscal 2002 are expected to be between $1.0 million and $1.8 million, primarily for the development of new restaurants, capital replacements and refurbishing for existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on the Company's part. In addition, if the Company opens more, or less, restaurants than it currently anticipates, its capital requirements will increase, or decrease, accordingly.

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

     The Series I Convertible Preferred Stock was converted into 200,000 shares of common stock in July 2000.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $226,000 at December 30, 2001 and $176,000 at December 31, 2000.

     The $8.00 Warrants are exercisable to purchase common stock at a price of $8.00 per share commencing three years from the date of issuance and ending five years from the date of issuance.

     The $12.00 Warrants are exercisable to purchase common stock at a price of $12.00 per share commencing three years from the date of issuance and ending five years from the date of issuance.

     In February of 1999, the Company entered into a limited liability company/member loan arrangement to provide financing for the planned opening of a Grill restaurant at the Chicago Westin Hotel which opened June of 2000. Pursuant to the financing arrangement for the Chicago Westin Hotel Grill, investor members of the limited liability company (the "Chicago LLC") invested $1,000 in the Chicago LLC and loaned an additional $1.699 million to the Chicago LLC. $1,190,000 of the loan was converted to equity. The Company manages the Chicago LLC for which it receives a management fee of 5% of sales and owns a 60% interest in the Chicago LLC. The Company guaranteed repayment of the loan to the Chicago LLC and issued warrants to acquire 203,645 shares of common stock at $7.00 per share. The total cost to construct the Chicago Grill was $2.5 million. The Chicago Grill opened in June 2000. At December 30, 2001, the balance of the loan to Chicago LLC guaranteed by the Company was $455,000.

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In January 2001 a distribution of distributable cash in the amount of $90,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at December 30, 2001 was $260,000.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution. Preferred return payments of $97,000 were paid to the non-manager member during 2001. These payments are treated as a reduction of equity. Payments returning $94,000 of converted capital contribution were made in 2001.

     The Company may enter into investment/loan arrangements in the future on terms similar to the Chicago Westin Grill arrangements to provide for the funding of selected restaurants.

     In September 2000, the Company opened a hotel-based licensed Daily Grill restaurant at the Double Tree in Skokie, Illinois. All costs to build and open the restaurant were paid by the hotel operator.

     In July 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which the Company sold 666,667 shares of restricted common stock and 666,6667 stock warrants at $2.00 to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants for $2.25 to other strategic investors for $1,000,000. Proceeds reflected in the financial statements are net of transaction costs.

     In conjunction with the investment by Starwood, the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels.

         Under the Starwood Development Agreement, either the Company or Starwood may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

         So long as Starwood continues to meet certain development thresholds set forth in the Development Agreement, the Company is prohibited from developing, managing, operating or licensing the Company's restaurants in any hotel owned, managed or franchised by a person or entity, other than Starwood, with more than 50 locations operated under a single brand. Existing hotel based restaurants are excluded from the exclusive right of Starwood. The development thresholds required to be satisfied to maintain Starwood's exclusive development rights require, generally, (1) the signing of an average of one management agreement or license agreement with respect to Daily Grill restaurants annually over the life of the Development Agreement, (2) the signing of one management agreement or license agreement in any two year period with respect to Grill restaurants, and (3) the signing of an aggregate average of three management agreements or license agreements with respect to all of the Company's restaurants annually over the life of the Development Agreement. Satisfaction of the thresholds set forth in the Development Agreement are determined on each anniversary of the Development Agreement. With respect to satisfaction of the specific thresholds applying to Daily Grill restaurants and Grill restaurants, the failure to satisfy the development thresholds with respect to those individual brands will terminate the exclusivity provisions relative to such brand but will not effect the exclusivity rights as to the other brand or in general.

         Under the Development Agreement, the Company is obligated to issue to Starwood warrants to acquire a number of shares of the Company's common stock equal to four percent of the outstanding shares upon the attainment of certain development milestones. Such warrants are issuable upon execution of management agreements and/or license agreements relating to the development and operation, and the commencement of operation, of an aggregate of five, ten, fifteen and twenty of the Company's branded restaurants. If the market price of the Company's common stock on the date the warrants are to be issued is greater than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the greater of (1) 75% of the market price as of the date such warrant becomes issuable, or (2) the market price on the date of the Development Agreement. If the market price of the Company's common stock on the date the warrants are to be issued is less than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the market price as of the date such warrants become issuable. The warrants will be exercisable for a period of five years.

         In addition to the warrants described above, if and when the aggregate number of Company restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, the Company will be obligated to issue to Starwood a warrant to purchase a number of shares of the Company's common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date. On each anniversary of that date at which the restaurants operated under the Development Agreement continues to exceed the 35% threshold, for so long as the Development Agreement remains effective, the Company shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

     Following the events of September 11, 2001, Starwood has substantially curtailed new development activities and no management agreements or license agreements have, as yet, been entered into under the Development Agreement.

     In July 2001, the Company sold its South Plainfield, New Jersey Pizza Restaurant for net proceeds of $225,000.

     In July 2001, the Company entered into a limited liability company for the opening of The Grill on Hollywood. The investor member of the limited liability company invested $1.2 million . The Company invested $250,000 and owns a 51% interest in The Grill on Hollywood, LLC. The Company manages The Grill for which it receives a management fee of 5% of sales. In November 2001, the Company opened a free-standing Grill restaurant in Hollywood, California.

     Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months and to open at least one restaurant. In order to fund the opening of additional restaurants, the Company might require additional capital which might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard. See "Description of Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

Critical Accounting Policies

         The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. Principals of Consolidation and Minority Interests

       The Company's restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through three majority-owned limited liability companies and through a 50% owned joint venture. The Company's consolidated financial statements include balance sheet and income statement items, after eliminating intercompany accounts and transactions, of each wholly-owned and majority-owned subsidiary. The proportionate interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

       The Company's interest in the 50% owned joint venture which operates the Universal CityWalk Daily Grill is accounted for under the equity method of accounting. Under the equity method, the balance sheet and statement of operations items of that joint venture are not included on the Company's financial statements. Instead, the Company reports on its statement of operations a single line entry reflecting its proportionate interest in the earnings or loss of the joint venture, provided that the aggregate net losses from the joint venture do not exceed the Company's equity in the venture. The Company equity in the joint venture is reflected as an investment on the balance sheet which is adjusted, but not below zero, to reflect the Company's aggregate share of net income and losses of the venture.

Impairment of Long-Lived Assets

     The Company reviews all long-lived assets on a regular basis to determine if there has been an impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, the Company will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

       For purposes of evaluating recoverability of long-lived assets, the recoverability test is performed using undiscounted cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, will be determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis.

       Utilizing the above method, the Company, in prior years, has written down the assets of its Pizza Restaurant to zero. Based on the Company's review of its presently operating restaurants and other long-lived assets, during the fiscal year ended December 30, 2001, the Company recorded no impairments of its goodwill, intangibles or other long-lived assets.

Certain Factors Affecting Future Operating Results

     This Form 10-K contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at the Company's restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; and the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures which could adversely impact revenues and earnings; and potential increases in meat prices, and corresponding decreases in operating margins. In addition to the foregoing, the following specific factors may affect the Company's future operating results.

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

     The Company closed its Media, Pennsylvania Pizza Restaurant in 2000 and, in July 2001, finalized the sale of its South Plainfield, New Jersey Pizza Restaurant for $700,000. The Company is actively looking for a buyer for its remaining franchised Pizzeria Uno restaurant in Cherry Hill, New Jersey.

Future Accounting Requirements

     In July 2001, the FASB issued  Statement of Financial  Accounting  Standard
No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not believe that the adoption of SFAS No. 141 will have a significant impact on its financial statements.

     In July 2001, the FASB also issued Statement of Financial Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for the Company for fiscal year 2002. Adoption of No. 142 will reduce amortization expense in future periods. If the non-amortization provisions of SFAS No. 142 had been in effect as of the beginning of 2001, goodwill amortization of $8,000 for the year ended December 30, 2001 would have been eliminated. The Company has until June 2002 to complete our transitional impairment of goodwill associated with adopting SFAS No. 142. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

     In August 2001, the FASB also issued Statement of Financial Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of'" and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 is required for our fiscal year beginning December 31, 2001 although early adoption is permitted. We are currently evaluating the impact this new standard will have on our business, consolidated financial position, results of operations and cash flows.

Impact of Inflation

     Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on the Company's operating results to the extent that such increases cannot be passed along to customers. The Company does not believe that inflation has materially affected its operating results during the past two years.

     A majority of the Company's employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. The Company's cost of operations have been affected by several increases in the Federal and State minimum wage in recent years, including a state minimum wage increase in California in January 2002. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although the Company has been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in its prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $1.1 million revolving credit line and reducing credit line facility. At December 30, 2001 there are no borrowings under either credit line. Borrowings under the credit facility bear interest at the lender's prime rate. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

     (2)  Financial Statement Schedules

              None

     (3)  Exhibits

         Exhibit
         Number                     Description of Exhibit
        ---------                  -------------------------

          3.1  Certificate of Incorporation, as amended, of Grill Concepts, Inc.
               (7)
          3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (8)
          3.3 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (13)
          3.4 Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (20)
          3.5  Bylaws, as amended, of Grill Concepts, Inc. (1)
          3.6 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)
          4.1 Certificate of Designation fixing terms of Series II Preferred Stock (8)
          4.2  Specimen Common Stock Certificate (1)
          4.3  Form of Offshore Warrant (3)
          4.4  Form of $8.00 Warrant (8)
          4.5  Form of $12.00 Warrant (8)
         10.1  Form of Franchise Agreement (1)
         10.2 Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)
         +10.3 Grill Concepts, Inc. 1995 Stock Option Plan (6)
         +10.4 Employment  Agreement,  dated January 1, 2001, with Robert Spivak
               (18)
          10.5 Operating Agreement for San Jose Grill LLC, dated June 1997 (9)
          10.6 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (9)
          10.7 Subordinate Note, dated December 1997, relating to San Jose Grill LLC (9)
          10.8 Management Agreement re: San Jose City Bar & Grill (10)
          10.9 Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (11)
         10.10 License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C. (11)
         10.11 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (11)
         10.12 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (11)
         10.13 Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (12)
         10.14 Addendum to  Management  Agreement  re: San Jose City Bar & Grill
               (12)
        +10.15 Grill Concepts,  Inc. 1998 Comprehensive Stock Option and Award
               Plan, as amended February 27, 2001 (14)

        10.16 Bank of America Business Loan Agreement (15)
        10.17 Peter Roussak Warrant dated November 1999 (15)
        10.18 Chicago - Grill on the Alley Warrant (15)
        10.19 Chicago - Grill on the Alley First Extension Warrant (15)
        10.20 Chicago - Grill on the Alley Second Extension Warrant (15)
        10.21 Guaranty - Michigan Avenue Group Note (15)
        10.22 Operating Agreement for Chicago -The Grill on the Alley LLC (15)
        10.23 Letter Agreement dated July 19, 2000 with Wells Fargo Bank (16)
        10.24 Indemnification Agreement between Grill Concepts, Inc., Lewis N. Wolff and the Lewis N. Wolff Revocable Trust of 1993 and Michael
              S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust (16)
        10.25 Form of Letter Agreement regarding Loan Facility (16)
        10.26 Form of four year 9% Promissory Note (16)
        10.27 Form of Warrant issued in connection with Promissory Notes (16)
        10.28 Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff (16)
        10.29 Form of Warrant issued in connection with Loan Guaranty (16)
        10.30 Michael Grayson Warrant (17)
        10.31 Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (17)
        10.32 Asset Purchase Agreement, dated October 18, 2000 re: South Plainfield Pizzeria Uno (17)
        10.33 Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
        10.34 Development Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
        10.35 Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
        10.36 Stockholders' Agreement by and between Grill Concepts, Inc., Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of 1993. (18)
        10.37 Form of $2.00 Warrant. (19)
        10.38 Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001 (20)
        10.39*Amendment to San Jose City Bar and Grill Agreement
        21.1* Subsidiaries of Registrant
        23.1* Consent of PricewaterhouseCoopers LLP

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

(9) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.
(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended March 29, 1998.
(11) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.
(12) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.
(13) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 1999.
(14) Incorporated by reference to the Company's Definitive Proxy Statement filed May 29, 2001.
(15) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 26, 1999.
(16) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended September 24, 2000.
(17) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(18) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended April 1, 2001.
(19) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated May 16, 2001.
(20) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended July 1, 2001.

(b)  Reports on Form 8-K

         The Company filed no reports on Form 8-K during the quarter ended December 30, 2001.

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

Dated:  March 29, 2002

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                   Title                               Date
    -----------                 -------                             ------

  /s/ Robert Spivak        President, Chief Executive Officer    March 29, 2002
-----------------------
Robert Spivak              and Director (Principal Executive
                           Officer)

  /s/ Michael Weinstock    Chairman of the Board of Directors    March 29, 2002
-----------------------
Michael Weinstock          and Executive Vice President


  /s/ Charles Frank        Director                              March 29, 2002
-----------------------
Charles Frank

  /s/ Glenn Golenberg      Director                              March 29, 2002
-----------------------
Glenn Golenberg


                           Director                              March __, 2002
-----------------------
Norman MacLeod

  /s/ Stephen Ross         Director                              March 29, 2002
-----------------------
Stephen Ross

                           Director                              March __, 2002
-----------------------
Lewis Wolff


  /s/ Daryl Ansel          Chief Financial Officer               March 29, 2002
-----------------------
Daryl Ansel                (Principal Accounting Officer and
                           Principal Financial Officer)

                     Grill Concepts, Inc. and Subsidiaries
                   Index to Consolidated Financial Statements


                                                                  Page

Report of Independent Accountants                                 F-2

Consolidated Balance Sheets
     As of December 30, 2001 and December 31, 2000                F-3

Consolidated Statements of Operations
    For the Years Ended December 30, 2001, December 31, 2000      F-4
    and December 26, 1999

Consolidated Statements of Stockholders' Equity
    For the Years Ended December 30, 2001, December 31, 2000      F-5
    and December 26, 1999

Consolidated Statements of Cash Flows
    For the Years Ended December 30, 2001, December 31, 2000      F-6
    and December 26, 1999

Notes To Consolidated Financial Statements                        F-7

                        Report of Independent Accountants


To the Board of Directors and Stockholders of Grill Concepts, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of the Company's majority-owned subsidiaries, The San Jose Grill, LLC (a California Limited Liability Company) and Chicago-The Grill on The Alley, LLC (an Illinois Limited Liability Company) as of December 31, 2000 and for the year then ended, which combined statements reflect total assets and total revenues of $4,430,000 and $8,063,000, respectively. In addition, we did not audit the financial statements of The San Jose Grill, LLC for the year ended December 26, 1999, which statements reflect total revenues of $3,783,000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the aforementioned majority-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


March 4, 2002

                           Consolidated Balance Sheets
                      Grill Concepts, Inc. and Subsidiaries


                                                                             December 30,      December 31,
                                                                                 2001              2000
                                                                                -----             -----

Assets

Current assets:
   Cash and cash equivalents                                               $  2,300,000      $    623,000
   Inventories                                                                  590,000           541,000
   Receivables                                                                  602,000           655,000
   Prepaid expenses and other current assets                                    575,000           271,000
                                                                            -----------       -----------
              Total current assets                                            4,067,000         2,090,000

Furniture, equipment and improvements, net                                    9,066,000         9,301,000

Goodwill, net                                                                   205,000           213,000
Liquor licenses                                                                 454,000           587,000
Other assets                                                                    552,000           343,000
                                                                            -----------       -----------
              Total assets                                                  $14,344,000       $12,534,000
                                                                            ===========        ==========

Liabilities, Minority Interest and Stockholders' Equity

Current liabilities:
   Bank line of credit                                                      $         -           100,000
   Accounts payable                                                           1,179,000         1,420,000
   Accrued expenses                                                           2,919,000         2,359,000
   Current portion of long-term debts                                           369,000           738,000
   Notes payable - related parties                                              293,000           192,000
                                                                            -----------      ------------
              Total current liabilities                                       4,760,000         4,809,000

Long-term debts                                                                 943,000         2,408,000
Notes payable - related parties                                                 591,000           458,000
                                                                            -----------      ------------
              Total liabilities                                               6,294,000         7,675,000
                                                                            -----------      ------------

Minority interest                                                             2,005,000         1,364,000

Commitments and contingencies (Note 10)

Stockholders' equity:
    Series I, Convertible Preferred Stock,
    $0.01 par value; 1,000,000 shares authorized,
    none issued and outstanding in 2001 and 2000                                      -                -
   Series II, 10% Convertible Preferred Stock, $.001
   par value; 1,000,000 shares authorized, 500 shares issued
   and outstanding in 2001 and 2000,                                                  -                -
liquidation preference of $226,000 and $176,000 in 2001 and 2000, respectively
   Common Stock, $.00004 par value; 12,000,000 shares authorized in 2001
and 7,500,000 shares authorized in 2000, 5,537,071 issued and outstanding             -                -
in 2001 and 4,203,738 issued and outstanding in 2000
   Additional paid-in capital                                                13,152,000       11,071,000
   Accumulated deficit                                                       (7,107,000)      (7,576,000)
                                                                           -------------     ------------
          Total stockholders' equity                                          6,045,000        3,495,000
                                                                           -------------     ------------

          Total liabilities, minority interest  and stockholders' equity   $ 14,344,000      $12,534,000
                                                                           =============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      Grill Concepts, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                              December 30,     December 31,      December 26,
                                                                 2001             2000               1999
                                                             -------------   -------------      ---------------
Revenues:
   Sales                                                     $ 44,529,000     $ 44,598,000         $38,432,000
   Management and license fees                                    872,000        1,078,000             544,000
                                                             -------------    -------------     ---------------
              Total revenues                                   45,401,000        45,676,000         38,976,000
   Cost of sales                                               12,416,000        13,002,000         10,886,000
                                                             -------------    -------------     --------------

              Gross profit                                     32,985,000        32,674,000         28,090,000
                                                             -------------    -------------     --------------

Operating expenses:
   Restaurant operating expenses                               27,063,000        27,201,000         23,426,000
   General and administrative                                   3,540,000         3,303,000          3,296,000
   Depreciation and amortization                                1,457,000         1,334,000          1,196,000
   Preopening costs                                               199,000           330,000             54,000
   Unusual charges                                                      -            73,000                  -
                                                            --------------    -------------     --------------
              Total operating expenses                         32,259,000        32,241,000         27,972,000
                                                            --------------    -------------     --------------
              Income from operations                              726,000           433,000            118,000
Interest expense, net                                            (182,000)         (398,000)          (180,000)
Interest expense - related parties                               (212,000)          (80,000)          (196,000)
                                                            --------------    -------------     --------------

Income (loss) before provision for income taxes,
minority interest,  and equity in loss of joint                   332,000           (45,000)         (258,000)
venture
Provision for income taxes                                        (65,000)          (14,000)           (6,000)
                                                            --------------    --------------    --------------

Income (loss) before minority interest and
equity in loss of joint venture                                   267,000           (59,000)         (264,000)
Minority interest in loss (earnings) of subsidiaries              211,000           102,000           (68,000)
Equity in loss of joint venture                                    (9,000)           (9,000)          (74,000)
                                                            --------------    --------------    --------------

              Net income (loss)                                   469,000            34,000          (406,000)
                                                            --------------    --------------    --------------

   Preferred dividends accrued or paid                            (50,000)          (50,000)          (50,000)
                                                            --------------    --------------    --------------

Net income (loss) applicable to common stock                 $    419,000     $     (16,000)     $   (456,000)
                                                            ==============   ===============    ==============

Net income (loss) per share applicable to common stock:
     Basic net income (loss)                                 $       0.09     $        0.00      $      (0.11)
                                                            ==============   ===============    ==============
     Diluted net income (loss)                               $       0.09     $        0.00      $      (0.11)
                                                            ==============   ===============    ==============
Average-weighted shares outstanding:
     Basic                                                      4,776,741         4,104,360         4,003,738
                                                            ==============   ===============    ==============
     Diluted                                                    4,866,449         4,104,360         4,003,738
                                                            ==============   ===============    ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                      Grill Concepts, Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity


                     eries I Preferred Stock Series II Preferred Stock   Common Stock         Additional
                                                                                              Paid-In       Accumulated
                       Shares    Amount       Shares      Amount       Shares      Amount    Capital       Deficit           Total
                       ------   --------      ------     --------      -------    --------   -----------    -----------    --------


Balance, December
27, 1998               1,000     $    -         500       $    -      4,003,738   $     -    $11,071,000   $ (7,204,000) $3,867,000

Net loss                   -          -           -            -              -         -              -       (406,000)   (406,000)
                     --------   --------    --------      --------    ----------   -------    -----------   ------------  ----------

Balance, December 26,
1999                   1,000          -         500            -      4,003,738         -     11,071,000     (7,610,000)  3,461,000

Conversion of
   Series I, Convertible
   Preferred Stock,
   to common stock    (1,000)         -     200,000            -              -         -              -              -           -

Net income                 -          -           -            -              -         -              -         34,000      34,000
                     --------   --------   ---------     ----------  -----------  ----------   ------------   ------------ ---------

Balance, December 31,
2000                       -        500           -    4,203,738              -   11,071,000    (7,576,000)     3,495,000

Issuance of
   common stock
   and warrants                                        1,333,333              -                  2,081,000                2,081,000
Net income                 -          -           -            -              -            -             -        469,000   469,000
                     --------   --------   ---------    -----------  -----------  ----------  ------------    ----------- ----------
Balance, December 30,
2001                 $     -          -         500     $      -      5,537,071      $     - $  13,152,000    $(7,107,000)$6,045,000
                     ========   ========   =========    ===========  ===========  ==========  ============    =========== ==========

       The accompanying notes are an integral part of these consolidated financial statements

                      Grill Concepts, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                     December 30      December 31,     December 26,
                                                                      2001              2000             1999
                                                                     -----------      ------------     ------------

Cash flows from operating activities:
   Net income (loss)                                               $  469,000          $  34,000       $ (406,000)
   Adjustments to reconcile net income (loss) to net provided by operating activities:
       Depreciation and amortization                                1,457,000          1,334,000        1,196,000
       Unusual charges - write-off of assets                                -             73,000                -
       Gain on sale of assets                                        (225,000)                 -                -
       Minority interest in net (loss) earnings of
       subsidiaries                                                  (211,000)          (102,000)          68,000
       Equity in loss of joint venture                                  9,000              9,000           74,000
       Changes in operating assets and liabilities:
           Inventories                                                (49,000)          (115,000)         (42,000)
           Receivables                                                 (1,000)            84,000         (382,000)
           Prepaid expenses and other current assets                 (303,000)            24,000          169,000
           Liquor licenses and other assets                           (56,000)            51,000          (29,000)
           Accounts payable                                          (241,000)          (461,000)         462,000
           Accrued expenses                                           547,000            695,000          618,000
                                                                  --------------    ----------------  --------------

              Net cash provided by operating activities             1,396,000          1,626,000        1,728,000
                                                                  --------------    ----------------  --------------

Cash flows from investing activities:
   Additions to furniture, equipment and improvements              (1,423,000)        (2,382,000)     (1,118,000)
   Proceeds from sale of fixed assets                                 655,000                  -               -
   Purchase of liquor license                                         (31,000)                 -               -
   Investment in joint venture                                              -                  -         (83,000)
                                                                  --------------    ----------------  --------------
              Net cash used in investing activities                  (799,000)        (2,382,000)     (1,201,000)
                                                                  --------------    ----------------  --------------

Cash flows from financing activities:
   Proceeds from issuance of notes payable                                 -             400,000               -
   Net increase in bank line of credit                                     -             100,000         345,000
   Proceeds from term debt                                                 -           1,200,000         624,000
   Return of capital to minority member on San Jose Grill LLC        (90,000)                  -               -
   Proceeds from investment in Chicago Grill LLC                           -           1,190,000               -
   Proceeds from investment in Grill on Hollywood, LLC             1,200,000                   -               -
   Preferred return to minority member on Chicago - The             (191,000)            (73,000)              -
   Grill on the Alley, LLC
   Proceeds from equipment financing                                       -           1,007,000               -
   Payments on long term debt and bank loans                      (1,562,000)          2,398,000)       (455,000)
   Payments on related party debt                                   (138,000)           (399,000)     (1,127,000)
   Proceeds from issuance of common stock                          1,861,000                   -               -
                                                                  --------------    ----------------  --------------

              Net cash provided by (used in) financing activities  1,080,000           1,027,000        (613,000)
                                                                  --------------    ----------------  --------------

              Net increase (decrease) in cash and                  1,677,000             271,000         (86,000)
              cash equivalents

Cash and cash equivalents, beginning of year                         623,000             352,000         438,000
                                                                  --------------    ----------------  --------------

Cash and cash equivalents, end of year                           $ 2,300,000       $     623,000      $  352,000
                                                                  ==============     ===============  ==============

Supplemental cash flows information:
   Cash paid during the year for:
     Interest                                                    $   391,000       $     544,000      $   379,000
     Income taxes                                                $    28,000       $      12,000      $     6,000

       The accompanying notes are an integral part of these consolidated financial statements

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Business, Organization and Basis of Presentation

         General

         Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 30, 2001, the Company owned and operated fifteen restaurants, consisting of eight Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood (The Grill on Hollywood, LLC): one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and one Pizzeria Uno Restaurant located in New Jersey. With the exception of the Pizzeria Uno Restaurant which is operated pursuant to a franchise agreement, each of the Company's restaurants is owned and operated on a nonfranchise basis by the Company. The Company manages two Daily Grill restaurants and a City Bar and Grill and licenses two additional Daily Grill restaurants.

         Liquidity

         At December 30, 2001, the Company had a working capital deficit of $0.7 million and a cash balance of $2.3 million as compared to a working capital deficit of $2.7 million and a cash balance of $0.6 million at December 31, 2000. The variance in the Company's working capital and cash was primarily attributable to the issuance of new equity in 2001, proceeds from the sale of the Pizzeria Uno in South Plainfield, New Jersey and cash flow from operations that were used to pay off the Company's bank borrowing of $1.2 million and other debt of $0.5 million.

         The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. At December 30, 2001, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.5 million, an SBA loan of $0.1 million, loans from stockholders/officers/directors of $0.5 million, equipment loans of $1.1 million, and loans/advances from a landlord of $0.1 million.

         Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months. In order to fund the opening of additional restaurants, the Company will require, and intends to raise, additional capital, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation and Minority Interest

         The consolidated financial statements at December 30, 2001 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include the one Pizzeria Uno Restaurant, The Grill on the Alley, Universal Grill Concepts, Inc. and three majority-owned subsidiaries:
         The San Jose Grill LLC (a California Limited Liability Company), Chicago - The Grill on the Alley, LLC and The Grill on Hollywood, LLC. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used by Universal Grill Concepts, Inc. to account for the investment in the joint venture in Universal CityWalk.

         In connection with the building of a new restaurant, in July 2001, a limited liability company was formed for the operation of "The Grill on Hollywood" restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member and a tenant improvement allowance of up to $1,015,000. The Company contributed $250,000 to the limited liability company. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

         In connection with the building of a new restaurant, in February 1999, a limited liability company was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the minority interest member of the limited liability company and $750,000 of equipment financing. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

         In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

         Fiscal Year

         The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal year 2001 consisted of 52 weeks ended December 30, 2001. The fiscal year 2000 consisted of 53 weeks ended December 31, 2000. The fiscal year 1999 consisted of 52 weeks ended December 26, 1999.

         Revenue Recognition

         Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are recognized on an accrual basis when earned.

2.       Summary of Significant Accounting Policies (Continued)

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

         Depreciation of furniture and equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 10 years of the respective assets. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining life of the lease, whichever is shorter. Interest costs incurred during construction were capitalized and are being amortized over the related assets' estimated useful lives. When properties are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to current-year operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current-year expense and to capitalize expenditures for major replacements and betterments.

         Goodwill

         Goodwill relates to the excess of cost over the fair value of the net assets of The Grill acquired in April 1996. Goodwill is being amortized on a straight-line basis over 30 years. Accumulated amortization at December 30, 2001 was $41,000.

         Expendables

         Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

2.       Summary of Significant Accounting Policies (Continued)

         Liquor Licenses

         The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market.

         Pre-opening Costs

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

         Advertising and Promotion Costs

         All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 was $580,000, $ 844,000, and $804,000, respectively.

         Reclassifications

         Certain prior-year amounts have been reclassified to conform to the current-year presentation.

         Long-Lived Assets

         In accordance with SFAS No. 121, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted operating income is less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its goodwill, intangibles or other long-lived assets has occurred.

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

         Net Income Per Share

         Pursuant to SFAS No. 128, "Earnings Per Share," basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the treasury stock method.

         On August 9, 1999, the Company effected a 1-for-4 reverse stock split of the Company's common stock. All shares and per share data have been restated to reflect the reverse stock split.

         A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 30, 2001, December 31, 2000 and December 26, 1999 follow:

------------------------------ ------------------------ -------------------------- -------------------------
                                        2001                          2000                    1999
------------------------------ ------------------------ -------------------------- -------------------------

                                  Earnings    Shares     Earnings      Shares        Earnings       Shares

Net income (loss)               $  469,000               $ 34,000                   $(406,000)
Less: preferred stock dividend     (50,000)               (50,000)                    (50,000)
                                -----------              ---------                  -----------
Earnings available to common
stockholders                       419,000   4,776,741    (16,000)   4,104,360       (456,000)     4,003,738
Dilutive securities:
   Dilutive stock options                       20,450                       -                             -

   Warrants                              -      69,258          -            -              -              -
                               ------------  ----------  ----------  ----------    -----------     -----------

Diluted earnings available
to common stockholders         $   419,000   4,866,449   $(16,000)    4,104,360    $ (456,000)     4,003,738
                               ===========   ==========  ==========  ==========    ===========     ===========

2.       Summary of Significant Accounting Policies (Continued)

         Stock options for 460,813,  381,488 and 362,812  shares for 2001,  2000 and 1999, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 1,437,370, 844,895 and 641,145 shares, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

         Distribution of Capital and Preferred Returns

         The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In January 2001 a distribution of distributable cash in the amount of $90,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at December 30, 2001 was $260,000.

         The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution. Preferred return payments of $97,000 were paid to the non-manager member during 2001. These payments are treated as a reduction of equity. Payments returning $94,000 of converted capital contribution were made in 2001.

         The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manger member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests.

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

2.       Summary of Significant Accounting Polices (continued)

         Fair Value of Financial Instruments

         SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all nonfinancial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

         Cash, accounts payable and accrued liabilities are reflected in the financial statements at fair value because of the short-term maturity of these instruments. The fair value of long-term debt closely approximates its carrying value.

         Recent Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations." SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         In July 2001, the FASB also issued Statement of Financial Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, will be effective for the Company for fiscal year 2002. Adoption of SFAS No. 142 will reduce amortization expense in future periods. If the non-amortization provisions of SFAS No. 142 had been in effect as of the beginning of 2001, goodwill amortization of $8,000 for the year ended December 30, 2001 would have been eliminated. The Company has until June 2002 to complete our transitional impairment of goodwill associated with adopting SFAS No. 142. The amount of impairment losses recognizable upon adoption, if any, is not known at this time.

         In August 2001, the FASB also issued Statement of Financial Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of'" and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. Adoption of SFAS No. 144 is required for our fiscal year beginning December 31, 2001 although early adoption is permitted. We are currently evaluating the impact this new standard will have on our business, consolidated financial position, results of operations and cash flows.

3.   Furniture, Equipment and Improvements, Net

     Furniture, equipment and improvements at December 30, 2001 and December 31, 2000 consisted of:

                                                           2001         2000
                                                           ----         ----

         Furniture, fixtures and equipment           $  7,514,000    $7,034,000
         Leasehold improvements                         9,148,000     8,764,000
         Motor vehicle                                     23,000        23,000
         Expendables                                      335,000       335,000
                                                      -----------    ----------

         Furniture, equipment and improvements         17,020,000    16,156,000

         Less, Accumulated depreciation                (7,954,000)   (6,855,000)
                                                      ------------   ----------

         Furniture, equipment and improvements, net  $  9,066,000    $9,301,000
                                                      ============   ==========

4.       Accrued Expenses

          Accrued Expenses at December 30, 2001 and December 30, 2000 consist of the following:

                                           2001              2000
                                         ---------         --------
        Accrued payroll                $   636,000     $   587,000
        Accrued sales tax                  484,000         283,000
        Accrued vacation                   377,000         190,000
        Accrued interest                   138,000         111,000
        Deferred rent                      331,000         292,000
        Other                              953,000         896,000
                                         ---------       ---------
        Total                          $ 2,919,000     $ 2,359,000
                                         =========       =========

5.       Debts

         On December 13, 2001, the bank credit facility was amended converting the term loan to a $800,000 reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The reducing line of credit expires in October 2004. The $300,000 line of credit was extended until August 2002. Both lines bear interest at the bank prime rate. At December 30, 2001 there is no outstanding balance under the credit facility. All other terms and conditions remain the same.

         At December 31, 2000, the bank credit facility consisted of a $1,200,000 term loan expiring August 1, 2004, payable in forty-eight equal monthly installments starting September 1, 2000, plus interest and a $300,000 line of credit expiring August 1, 2001. Interest was payable monthly at the Bank's Reference Rate. The note is collateralized by an interest in the assets of the Company. In addition, two of the Company's principal stockholders have guaranteed the credit facility. In connection with this facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements. The credit agreement also contains a subjective acceleration clause and a cross-default provision.

     Debts at December 30, 2001 and December 31, 2000 are summarized as follows:



                                                                                      2001              2000
                                                                                      ----              ----

         Bank credit facility described above                                       $      -       $ 1,200,000

         Note  payable  to  Small  Business  Administration   collateralized  by
         property, payable monthly, $1,648, including interest at 4.0%, due
         September 23, 2006.                                                          84,000           101,000

         Note payable to lessor, uncollateralized, payable monthly, $1,435,
         including interest at 10.0%, due April 30, 2013.                            123,000           128,000

         Note payable for equipment, payable monthly, $2,039, due April 8,
         2002.                                                                         5,000            22,000

         Note payable for equipment, payable monthly, $14,597, including
         interest at 9.25%, due April 30, 2004.                                      356,000           490,000

         Note payable for equipment, payable monthly, $6,382, including
         interest at 10.8%, due May 1, 2004.                                         159,000           220,000

         Note payable to two non-related parties, payable monthly, $9,954,
         including interest at 9.0%, due August 1, 2004 converted to related               -           372,000
         party in 2001.

         Note payable for equipment, payable monthly, $15,396, including
         interest at 10.8%, due December 1, 2005.                                    583,000           709,000

         Note payable for equipment, payable monthly, $136, including
         interest at 11.8%, due July 1, 2003.                                          2,000             4,000
                                                                                  ----------        -----------

                                                                                   1,312,000         3,246,000

         Less, Current portion of long-term debts                                    369,000           738,000
         Less, Bank line of credit                                                         -           100,000
                                                                                  ----------        -----------

                  Long-term portion                                             $    943,000        $2,408,000
                                                                                  ==========        ===========

         Principal maturities of long-term debt are as follows:

                  Year Ending
                  December

                        2002                                         $  369,000
                        2003                                            401,000
                        2004                                            256,000
                        2005                                            174,000
                        2006                                             20,000
                        Thereafter                                       92,000
                                                                     -----------

                        Total                                      $  1,312,000
                                                                     ===========

6.       Related Parties

         Debts with related parties at December 30, 2001 and December 31, 2000 consisted of:


                                                                                      2001              2000
                                                                                      ----              ----

         Uncollateralized note payable to shareholder, with interest payable at a rate of 10% per annum.  The note payable and interest is due on
         June 30, 2002.                                                           $  70,000          $  70,000

         Uncollateralized  subordinated  note  payable to  shareholders,  with interest  payable at a rate of 7.0% per annum.  The note  payable and
         interest is due on June 30, 2002.                                           85,000             85,000

         Note payable to a member of the Board of Directors, payable monthly,
         $9,954, including interest at 9.0%, due August 1, 2004, converted          274,000                  -
         from non-related in 2001

         Collateralized  subordinated  note payable to a member of Chicago - The
         Grill on the Alley LLC.  Conversion of the note is at the option of the member.  The  original  principle  amount  of the note was  $1,699,000.
         However, in February 1999, the member converted  $1,190,000 of the note to  equity.  The note  bears  monthly  payments  of  $6,292,  including interest at 8% per annum.  The note will mature on October 1, 2009. The
         Company guaranteed  repayment of the loan to Chicago - The Grill on the
         Alley, LLC and issued 203,645 warrants to acquire common stock at $7.00 per share.
                                                                                    455,000             495,000
                                                                                  ---------          ----------
                                                                                    884,000             650,000

         Less, Current portion of notes payable - related parties                   293,000             192,000
                                                                                  ---------          ----------

                  Long-term portion                                                $591,000           $ 458,000
                                                                                  =========          ==========

         Principal maturities of debts with related parties are as follows:

                 Year Ending December 30,
                              2002                $     293,000
                              2003                      151,000
                              2004                      117,000
                              2005                       51,000
                              2006                       55,000
                              Thereafter                217,000
                                                    -----------
                               Total              $     884,000
                                                    ===========

         The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the bank credit facility for guaranteeing the note with their personal assets. Interest expense totaled $59,000, $44,000 and $79,000 for fiscal years 2001, 2000 and 1999, respectively.

         A stockholder of the Company is the lessor for property leased by one of the Pizzeria Uno Restaurants. Rent expense related to this operating lease was $252,000, $248,000 and $244,000 for each of the fiscal years 2001, 2000 and 1999, respectively.

         The holder of all of the Company's preferred stock is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the restaurants managed by the Company through management agreements entered into during 1998. Revenue related to this management agreement was $65,000 and $92,000 for the fiscal years 2001 and 2000, respectively.

         In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. HRP collects the management fees earned under agreements entered into with the assistance of HRP and forwards the Company its portion. There were $143,000 and $188,000 of management fees paid to HRP on this Agreement for fiscal year 2001 and 2000, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. As of December 30, 2001 $133,000 was receivable from HRP and at December 31, 2000, $29,000 was payable to HRP. Additionally, the Agreement provides that in certain cases both HRP and the Company will have certain rights to cause the Company to acquire HRP.

7.       Stockholders' Equity

         In June 1997, the Company completed a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 187,500 five-year $8.00 warrants and 187,500 five-year $12.00 warrants. The aggregate sales price of those securities was $1,500,000.

         The Series I Convertible Preferred Stock is convertible into common stock at $5.00 per share. In July 2000, the holder of the Series I convertible preferred stock converted all 1,000 shares of preferred stock into 200,000 shares of common stock.

         The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $4,000 per share. There were no conversions as of December 30, 2001. Accumulated dividends in arrears totaled $226,000 and $176,000 as of December 30, 2001 and December 30, 2000, respectively.

         In July 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which (1) the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company's restaurant properties in Starwood hotels; (2) the Company sold 666,667 shares of restricted common stock and 666,667 $2.00 stock purchase warrants to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.25 to other strategic investors for $1,000,000. Proceeds reflected in the financial statements are net of transaction costs.

         Warrants

         At December 31, 1995, the Company had outstanding 47,698 warrants previously issued by Magellan and exercisable at a price of $8.00 per share. These warrants expired in 2000. Additionally, in connection with the merger and a private placement during 1995, the Company issued an additional 25,000 warrants, which were exercisable at $12.00 per share. These warrants expired in 2000.

         In connection with the offshore placement of the Series A, 10% Convertible Preferred Stock in June 1996, the Company issued warrants to acquire an aggregate of 62,500 shares of the Company's common stock at a price of $12.00 per share which expired June 17, 2001.

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

         In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In July 2001 an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share.

         In connection with a guarantee of the Company's bank lending facility, the Company issued 150,000 warrants in July 2000 to two principle shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the guaranty at a price of $2.12 per share.

         In July 2001, in conjunction with the sale of restricted common stock to Starwood Hotels and Resorts Worldwide, Inc. and other strategic investors, the company issued 666,667 $2.00 stock purchase warrants and 666,666 $2.25 stock purchase warrants. The warrants expire in July 2006.

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

         A total of 1,072,500 common shares are reserved for issuance pursuant to these plans. During the year, upon recommendation of the Compensation Committee, 279,500 options were granted at $2.19 to $3.30. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. The number of shares reserved under the Plans was increased by 500,000 shares at the annual stockholders' meeting in 2001. Transactions during the fiscal years 2001, 2000 and 1999 under the Plans were as follows:


                                                  2001                      2000                    1999
                                           ------------------       ---------------------    ----------------------
                                                       Weighted-                Weighted-                Weighted-
                                             Number    Average       Number     Average       Number     Average
                                           Of Shares   Option       of Shares   Option       of Shares   Option
                                           ---------   Exercise     ---------   Exercise     ---------   Exercise
                                                       Price                    Price                    Price
                                                       ---------                ----------               ----------

         Options outstanding at
                  beginning of year         381,488     $  4.22     362,812     $  5.05      320,275      $  5.24
         Options granted - price less
                  than fair value                 -           -           -           -            -            -
         Options granted -
                 price                      179,500        2.54      92,300        1.55      121,625         4.20
                 equals fair value
         Options granted - price greater
                  than fair value           100,000        3.16           -           -            -            -

         Options exercised                        -           -           -           -            -            -
         Options cancelled                 (117,875)       5.27     (73,624)       4.96      (79,088)        4.62
                                          ----------   ----------  ---------    ---------   ---------     --------

         Options outstanding at end of
                  Year                       543,113    $  3.24     381,488    $   4.22      362,812     $   5.05
                                             =======    ========   =========    =========   =========     ========

         Options exercisable at end of
                  Year                       188,210                234,863                  227,175
         Options available for grant at
                  end of year                529,387                191,012                  209,688

         The  following  table  summarizes   information   about  stock  options
         outstanding at December 30, 2001 (shares in thousands):

                                         Options Outstanding                           Options Exercisable
                                ------------------------------------------------  ------------------------------
                                    Number         Weighted-                          Number
                                Outstanding at      Average         Weighted-     Outstanding at     Weighted-
                Range of         December 30,      Remaining         Average       December 30,       Average
             Exercise Price                     Contractual Life  Exercise Price                   Exercise Price
             --------------     --------------  ----------------  --------------  --------------   --------------
                                    2001                                              2001
                                    -----                                             -----

                  $1.55             82,300           8.7             $ 1.55          16,460         $ 1.55
             $2.19 to $3.30        279,500           8.8             $ 2.76          30,750         $ 3.30
             $4.00 to $4.68        109,938           4.4             $ 4.26          73,675         $ 4.31
             $5.36 to $6.12         71,375           3.9             $ 5.49          67,325         $ 5.50
                                  --------                                         --------
                                   543,113                                          188,210
                                  =======                                          ========


         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2001, 2000 and 1999 would have decreased net income (loss) by $170,000, $115,000 and $129,000, respectively on a pro forma basis.

                                                                2001          2000          1999
                                                                ----          ----          ----

                  Net income (loss), as reported            $  469,000   $   34,000     $ (406,000)
                  Net income (loss), pro forma              $  299,000   $  (81,000)    $ (535,000)
                  Net income (loss) per share, as
                  reported:
                      Basic                                 $    0.09    $     0.00     $    (0.11)
                      Diluted                               $    0.09    $     0.00     $    (0.11)
                  Net income (loss) per share, pro forma:
                      Basic                                 $    0.05    $    (0.03)    $    (0.15)
                      Diluted                               $    0.05    $    (0.03)    $    (0.15)

         The fair value of each option grant issued in fiscal year 2001, 2000 and 1999 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:
         (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 63.60% to 71.25%, (c) risk-free interest rates ranging from 4.43% to 6.00%, and (d) expected option lives of five years.

         The weighted average fair value of options granted at market price during 2001, 2000 and 1999 was $1.56, $0.98 and $0.57, respectively.

8.       Unusual Charges

         In 2000 the Company recorded a charge to earnings of $73,000 for the costs related to the closure of the Pizzeria Uno restaurant in Media, PA.

9.       Pension Plan

         Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of
         21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2001, 2000 and 1999, the Company made no contributions to the Plan.

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

         The aggregate minimum lease payments under noncancellable operating leases are as follows:

                  Fiscal Year Ending

                           2002                             $   2,205,000
                           2003                                 2,147,000
                           2004                                 2,104,000
                           2005                                 1,976,000
                           2006                                 1,429,000
                           Thereafter                           5,922,000
                                                            -------------

                                    Total                   $  15,783,000
                                                            =============


         Rent expense was $2,906,000, $2,990,000 and $2,939,000 for fiscal years 2001, 2000 and 1999, respectively, including $337,000, $ 395,000 and
         $236,000 for 2001, 2000 and 1999, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

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

         The Company plans on new restaurant openings during 2002. The restaurants will be structured as either joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

11.      Income Taxes

         The provisions for income taxes for the fiscal years ended December 30, 2001 December 31, 2000 and December 26, 1999 are as follows:


                                            2001            2000           1999
                                            ----            ----           ----

          Current - federal            $       -      $     9,700      $      -

          Current - state                 65,000            4,300         6,000
                                       ----------      -----------      --------

                                       $  65,000      $    14,000      $  6,000
                                       =========       ===========      ========


     The following is a reconciliation between the U.S. federal statutory rate and the effective tax rate:


                                                2001          2000        1999
                                                ----          ----        ----

        Federal tax rate                         34.0%      (34.0%)      (34.0%)
        State tax net of federal benefit         13.5%        6.20%       12.0%
        Change in valuation allowance           (33.0%)          -           -
        Net operating loss for which no
        tax benefit was realized                    -         47.4%       23.6%
        Other                                     5.1%        11.1%          -
                                            -----------   -----------   --------

        Effective tax rate                       19.6%        30.7%        1.6%
                                            ===========   ===========   ========

         Deferred tax assets and liabilities consist of the following as of December 30, 2001, December 31, 2000 and December 26, 1999:

                                                   2001              2000
                                                   ----              ----
         Deferred tax assets:
             Net operating loss                $ 1,212,000        $1,090,000
             Fixed Assets                          416,000           806,000
             Intangibles                            62,000           170,000
             General business credit               640,000           721,000
              Other                                110,000            77,000
                                                -----------        ----------

                  Total gross deferred           2,440,000         2,864,000
         tax                   assets

         Less, Valuation allowance              (2,260,000)       (2,697,000)
                                                -----------       -----------

                  Net deferred tax assets          180,000           167,000

         Deferred tax liabilities:
             Intangible assets                    (180,000)         (167,000)
                                                -----------       -----------

                  Net deferred tax
         assets and liabilities                $        -         $        -
                                                ===========       ===========



         At December 30, 2001, the Company has available federal and state net operating loss carryforwards of $ 2,394,000 and $3,983,000 respectively, that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses begin expiring in 2002. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

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

         In connection with the building of a new restaurant in July 2001, The Grill on Hollywood, LLC was formed for the operation of a Grill restaurant at the new Hollywood and Highland upscale entertainment and shopping complex in Hollywood, California. The construction of the restaurant was financed through a combination of equity capital and tenant improvement allowances. The restaurant opened on November 9, 2001.

         The Company began management of a San Francisco hotel-based Daily Grill restaurant in February 2002. The Company will be responsible for approximately $250,000 of pre-opening costs in San Francisco.

         Store Closings

         In November 1999, the Company ceased to operate the Daily Grill restaurant in Salt Lake City, Utah.

         As noted in Note 8, the Company ceased to operate the Pizzeria Uno restaurant in Media, Pennsylvania in July 2000.

         In July 2001, the Company finalized its sale of its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000 less legal and other sale related fees of $45,000. The gain of $225,000 from the sale was reported as a reduction of restaurant operating expenses. The Company is also seeking a suitable buyer for its Pizzeria Uno restaurant located in Cherry Hill, New Jersey.

13.      Quarterly Financial Data (Unaudited)

     Summarized unaudited quarterly financial data for fiscal years 2001and 2000 is as follows:

                                                                       Quarter Ended
                                               ---------------------------------------------------------------
                                                April 1,          July 1,       September 30,     December 30,
                                                  2001             2001             2001              2001
                                               ----------        ----------     -------------     ------------

        Total revenues                        $ 12,435,000     $  11,300,000    $ 10,140,000      $ 11,526,000

         Gross profit                            9,063,000         8,163,000       7,314,000         8,445,000

        Income (loss) from operations              403,000           (18,000)        171,000           170,000

        Net income (loss)                          329,000           (74,000)         54,000           160,000

        Basic net income (loss) per share    $        0.08     $       (0.02)   $       0.01      $       0.03

        Diluted net income (loss) per share  $        0.08     $       (0.02)   $       0.01      $       0.03

                                                March 28,         June 25,       September 24,     December 31,
                                                  2000              2000             2000              2000
                                               ----------        -----------     -------------     ------------

        Total revenues                        $ 10,826,000      $ 10,341,000     $ 10,933,000      $ 13,576,000

        Gross profit                             7,816,000         7,403,000        7,671,000         9,784,000

        Income (loss) from operations              403,000          (223,000)         (42,000)          295,000

        Net income (loss)                          273,000          (120,000)        (120,000)            1,000
        Basic net income (loss) per share     $       0.07     $       (0.03)    $      (0.03)    $        0.00

        Diluted net income (loss) per share
                                              $       0.07     $       (0.03)    $      (0.03)    $        0.00