Form 10-Q
period 2002-03-31
GRILL CONCEPTS INC
filed 2002-05-13
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

                       For the transition period from to .


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                              13-3319172
 ------------------------------                             --------------------
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

     As of May10, 2002, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX


                                                                          Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - March 31, 2002
            and December 30, 2001...........................................   1

            Consolidated Condensed Statements of Operations - For the three
            months ended March 31, 2002 and April 1, 2001...................   3

            Consolidated Condensed Statements of Cash Flows - For the three
            months ended March 31, 2002 and April 1, 2001...................   4

            Notes to Consolidated Condensed Financial Statements............   5

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................   6

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk......  12

PART II - OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-K................................  12

SIGNATURES    ..............................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS




                                                 March 31,       December 30,
                                                   2002             2001
                                                -----------      -------------
                                                (unaudited)

Current assets:
     Cash and cash equivalents                   $1,509,000     $ 2,300,000
     Inventories                                    536,000         590,000
     Receivables                                    736,000         602,000
     Prepaid expenses & other current assets        766,000         575,000
                                               -------------   -------------

          Total current assets                    3,547,000       4,067,000

Furniture, equipment and improvements, net        9,070,000       9,066,000

Goodwill, net                                       205,000         205,000
Liquor licenses                                     454,000         454,000
Advance to affiliate                                250,000               -
Other assets                                        540,000         552,000
                                               -------------   -------------

          Total assets                          $14,066,000     $14,344,000
                                               =============   =============




              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)


             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                                       March 31,        December 30,
                                                                          2002                2001
                                                                     ---------------    ------------------
                                                                      (unaudited)
Current liabilities:
     Accounts payable                                                   $ 1,165,000           $ 1,179,000
     Accrued expenses                                                     2,618,000             2,919,000
     Current portion of long term debt                                      375,000               369,000
     Note payable - related parties                                         297,000               293,000
                                                                     ---------------    ------------------
          Total current liabilities                                       4,455,000             4,760,000

Long-term debt                                                              849,000               943,000
Notes payable - related parties                                             553,000               591,000
                                                                     ---------------    ------------------
          Total liabilities                                               5,857,000             6,294,000

Minority interest                                                         1,921,000             2,005,000

Stockholders' equity:
    Series I,  Convertible Preferred Stock, $.001 par
        value; 1,000,000 shares authorized, none
        issued and outstanding in 2002 and 2001                                   -                     -
    Series II, 10%  Convertible  Preferred  Stock,
     $.001 par  value;  1,000,000
        shares authorized, 500 shares issued
        and outstanding in 2002 and 2001                                          -                     -
    Common stock, $.00004 par value; 12,000,000
shares
         authorized in 2002 and 2001, 5,537,071 issued and
         outstanding in 2002 and 2001                                             -                     -

    Additional paid-in capital                                           13,152,000            13,152,000

    Accumulated deficit                                                  (6,864,000)           (7,107,000)
                                                                     ---------------    ------------------
          Total stockholders' equity                                      6,288,000             6,045,000

Total liabilities, minority interest and stockholders' equity           $14,066,000           $14,344,000
                                                                     ===============    ==================



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                          Three Months Ended
                                                                  ------------------------------------
                                                                     March 31,             April 1,
                                                                        2002                 2001
                                                                  -----------------    -----------------

Revenues:
     Sales                                                             $11,550,000          $12,279,000
     Management and license fees                                           222,000              156,000
                                                                  -----------------    -----------------
          Total revenues                                                11,772,000           12,435,000

Cost of sales                                                            3,181,000           3,372, 000
                                                                  -----------------    -----------------
     Gross Profit                                                        8,591,000            9,063,000
                                                                  -----------------    -----------------

Operating expenses:
     Restaurant operating expenses                                       7,033,000            7,327,000
     General and administrative                                            929,000            1,023,000
     Depreciation and amortization                                         371,000              310,000
                                                                  -----------------    -----------------
          Total operating expenses                                       8,333,000            8,660,000
                                                                  -----------------    -----------------

Income from operations                                                     258,000              403,000
     Interest expense, net                                                 (45,000)             (90,000)
                                                                  -----------------    -----------------
     Income before provision for income taxes, equity
in
      loss of joint venture and minority interest                          213,000              313,000

Provision for income taxes                                                 (18,000)                   -
Minority interest                                                           53,000               16,000
Equity in loss of joint venture                                             (5,000)                   -
                                                                  -----------------    -----------------
          Net income                                                       243,000              329,000
                                                                  -----------------    -----------------

Preferred dividends accrued or paid                                       (13,000)             (13,000)
                                                                  -----------------    -----------------

Net income applicable to common stock                                   $ 230,000            $ 316,000
                                                                  =================    =================
Net income per share applicable to common stock:
     Basic net income                                                       $0.04                $0.08
                                                                  =================    =================
     Diluted net income                                                     $0.04                $0.08
                                                                  =================    =================

Weighted average share outstanding:
      Basic                                                             5,537,071            4,203,738
                                                                  =================    =================
      Diluted                                                           5,537,071            4,325,799
                                                                  =================    =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                  -------------------------------------
                                                                     March 31,            April 1,
                                                                       2002                 2001
                                                                  ----------------     ----------------

Cash flows from operating activities:
     Net income                                                        $243,000            $ 329,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation and amortization                                 371,000              310,000
          Minority interest in earnings (loss) of subsidiaries         (53,000)             (16,000)
          Equity in loss of joint venture                                 5,000                    -
          Changes in operating assets and liabilities:
              Inventories                                                54,000                7,000
              Receivables                                             (134,000)              253,000
              Prepaid expenses and other current assets               (195,000)            (103,000)
              Liquor licenses and other assets                          (3,000)             (33,000)
              Accounts payable                                         (14,000)            (324,000)
              Accrued expenses                                        (288,000)            (223,000)
                                                                ----------------     ----------------
Net cash (used in) provided by operating activities                    (14,000)              200,000
                                                                ----------------     ----------------

Cash flows from investing activities:
   Additions to furniture, equipment and improvements                 (360,000)             (23,000)

    Advance to affiliate                                              (250,000)                    -
                                                                ----------------     ----------------
 Net cash used in investing activities                                (610,000)             (23,000)
                                                                ----------------     ----------------

Cash flows from financing activities:
     Payments on related party debt                                    (34,000)             (12,000)
     Payments on long term debt                                        (89,000)            (216,000)
     Return of capital to minority shareholder                                -             (90,000)
     Preferred return to minority shareholder                          (44,000)             (59,000)
                                                                ----------------     ----------------
Net cash used in financing activities                                 (167,000)            (377,000)
                                                                ----------------     ----------------

Net decrease in cash and cash equivalents                             (791,000)            (200,000)
Cash and cash equivalents, beginning of period                        2,300,000              623,000
                                                                ----------------     ----------------
Cash and cash equivalents, end of period                            $ 1,509,000            $ 423,000
                                                                ================     ================

Supplemental cash flow information: Cash paid during the period for:
       Interest                                                        $ 50,000             $ 95,000
       Income taxes                                                    $ 39,000               $9,000




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 30, 2001 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 30, 2001. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 29, 2002.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

      Accounting Pronouncements Adopted December 31, 2001

     In July 2001, the FASB issued Statement of Financial Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, is effective for the Company for fiscal year 2002. Adoption of SFAS No. 142 reduced amortization expense by $2,000 for the first quarter of 2002. The Company has until June 2002 to complete our transitional impairment of goodwill associated with adopting SFAS No. 142. The amount of impairment losses recognizable upon adoption, if any, is not expected to have a significant impact on the Company's financial statements.

     In August 2001, the FASB also issued Statement of Financial Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of'" and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes one accounting model, based on framework established in SFAS No. 121, for recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS No. 144 was required for our fiscal year beginning December 31, 2001 and did not have a significant impact on our consolidated financial position, results of operations and cash flows.

     Future Accounting Requirements

     In May 2002, the FASB issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting principles Board Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions' are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

3.  DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

                  The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. A distribution of distributable cash was not made in the first quarter of 2002. In January 2001 a distribution of distributable cash in the amount of $90,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at March 31, 2002 was $260,000.

                  The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their capital contribution. Preferred return payments of $44,000 were paid to the non-manager member during the first quarter of 2002. These payments are treated as a reduction of equity. Payments returning $10,000 of converted capital contribution were made in the first quarter of 2002.

     The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests. No distribution of distributable cash has been made.

4.       PER SHARE DATA

     Basic earnings per share data is based upon weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.


                                                    2002                          2001
                                          Earnings       Shares         Earnings        Shares
                                        ------------  -----------     -------------   -----------

Net income                               $243,000                       $ 329,000
Less: preferred stock dividend            (13,000)                        (13,000)
                                         ---------                       ---------
Earnings available for common
stockholders                              230,000       5,537,071         316,000       4,203,738
Dilutive securities:
   Stock options                                -               -               -          33,750

   Warrants                                     -               -               -          88,311
                                       -----------     ----------       ----------    ------------
Dilutive earnings available to common
stockholders                            $ 230,000       5,537,071        $316,000       4,325,799
                                       ============    ==========       ==========    ============

5.   ADVANCE TO AFFILIATE

     On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company advanced approximately $250,000 to the restaurant which will be reimbursed through future operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted.


                                                                        Three Months Ended
                                                                  -------------------------------
                                                                    March 31,         April 1,
                                                                      2002              2001
                                                                  --------------    -------------
                                                                        %                %

Revenues:
    Company restaurant sales                                               98.1             98.7
    Management and license fees                                             1.9              1.3
                                                                  --------------    -------------
          Total revenues                                                  100.0            100.0

Cost of sales                                                              27.0             27.1
                                                                  --------------    -------------
          Gross profit                                                     73.0             72.9
                                                                  --------------    -------------

     Restaurant operating expenses                                         59.7             58.9
     General and administrative                                             7.9              8.2
     Depreciation and amortization                                          3.2              2.5
     Preopening costs                                                       0.0              0.0
                                                                  --------------    -------------
          Total operating expenses                                         70.8             69.6
                                                                  --------------    -------------

          Operating income                                                  2.2              3.3
Interest expense, net                                                     (0.4)            (0.7)
                                                                  --------------    -------------
          Income before taxes, equity in loss of joint
          Venture and minority interest                                     1.8              2.6
Provision for income taxes                                                (0.2)              0.0
Minority interest                                                           0.5              0.1
Equity in loss of joint venture                                             0.0              0.0
                                                                  --------------    -------------
          Net income                                                        2.1              2.7
                                                                  ==============    =============


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                               First Quarter                 Total open at
                                                  Openings                   End of Quarter
                                        ----------------------------- -----------------------------
                                        FY 2002         FY 2001       FY 2002         FY 2001

Daily Grill Restaurants:
     Company owned                           -               -             10              10
     Managed and/or licensed                 1               -              5              4
Grill on the Alley restaurants:
     Company owned                           -               -             4               3
Pizza restaurants                            -               -             1               2
Other restaurants
     Managed and/or licensed                 -               -             1               1
                                        ------------    ------------- ------------    -------------
Total                                        1               -            21               20
                                        ============    ============= ============    =============


                                                              Three Months Ended
                                                       ------------------------------------
                                                       March 31, 2002       April 1, 2001
                                                       ----------------    ----------------

Weighted average weekly sales per company owned restaurant:
   Daily Grill                                                 $61,200             $67,100
   Grill on the Alley                                           76,500              89,900
   Pizza restaurants                                            31,100              35,700

Change in comparable restaurants (1)
   Daily Grill                                                  (8.7)%                7.8%
   Grill on the Alley                                           (8.3)%                6.2%
   Pizza restaurants                                           (11.9)%              (2.8)%

Total Company revenues:
  Daily Grill                                              $ 7,166,000         $ 7,845,000
  Grill on the Alley                                         3,980,000           3,507,000
  Pizza restaurants                                            404,000             927,000
  Management and license fees                                  222,000             156,000
                                                       ----------------    ----------------
Total consolidated revenues                                 11,772,000          12,435,000
                                                       ----------------    ----------------

Managed restaurants sales                                    2,795,000           2,833,000
Licensed restaurants sales                                   1,447,000           1,943,000
 Less management and license fees                             (222,000)           (156,000)
                                                       ----------------    ----------------
Total system sales                                         $15,792,000         $17,055,000
                                                       ================    ================


(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three Months Ended March 31, 2002 as Compared to the Three Months Ended April 1, 2001.

The 2002 period includes the operations of the Company's Grill on Hollywood restaurant that opened in November 2001 and management fees for the San Francisco Daily Grill that opened February 25, 2002. The 2001 period includes the operations of the South Plainfield, New Jersey Pizzeria Uno restaurant that was sold in July 2001.

The Company's revenues for the three-month period decreased 5.3% to $11,772,000 from $12,435,000 for the same period in 2001. Total revenues included $11,550,000 of sales revenues and $222,000 of management and licensing fees in 2002 as compared to $12,279,000 of sales revenues and $156,000 of management and licensing fees in 2001. The decrease of $729,000, or 5.9%, in sales revenues is primarily attributable to lower sales at the Daily Grill and Grill restaurants opened for both periods ($968,000) and the closure of the Pizzeria Uno in South Plainfield ($469,000), partially offset by the opening of the Grill on Hollywood ($763,000). Same store sales (for restaurants open at least 12 months) decreased 8.7% due to a decrease in the number of guests at the Grill and Daily Grill restaurants ($1,341,000) and lower sales at the

Cherry Hill Pizzeria Uno ($54,000) partially offset by average ticket price increases at the Daily Grill restaurants ($349,000).

Cost of sales decreased 5.7% and decreased as a percentage of sales from 27.1% to 27.0%. This decrease in cost of sales as a percentage of sales during the 2002 period is principally attributable to menu refinements and related sales mix as well as cost reductions resulting from improved purchasing. As a result, dollar gross profit decreased 5.2% from $9,063,000 (72.9% of sales) in 2001 to $8,591,000 (73.0% of sales) in 2002.

Restaurant operating expenses decreased 4.0% to $7,033,000 in 2002 from $7,327,000 in 2001. The dollar decrease in restaurant operating expenses was primarily attributable to the closure of the South Plainfield Pizzeria Uno ($348,000), reduction in payroll ($272,000) and variable costs ($175,000) for comparable restaurants, partially offset by the opening of the Grill on Hollywood ($512,000). Restaurant operating expenses as a percentage of sales increased from 58.9% in 2001 to 59.7% in 2002 due to an increase in fringe benefit and general liability insurance costs.

General and administrative expenses decreased 9.2% to represent 7.9% of sales in the 2002 three month period while amounting to 8.2% of sales in the 2001 three month period. Decreased spending in many expense categories resulted from cost savings initiatives partially offset by increases in payroll and related benefits.

Depreciation and amortization expense increased 19.7% for the 2002 three month period representing 3.2% of sales in 2002 and 2.5% of sales in 2001 primarily due to the opening of Hollywood ($43,000).

The 2001 three month operations also reflect income due to a minority interest in the net loss of subsidiaries of $53,000 from San Jose Grill, L.L.C., the Chicago Grill on the Alley, L.L.C. and The Grill on Hollywood, L.L.C. compared to a loss in 2001 of $16,000 from the San Jose Grill L.L.C. and the Chicago Grill on the Alley, L.L.C.

The Company incurred a charge in 2002 of $5,000 for its equity in the loss of joint venture, which reflects the Company's proportionate share of contributed capital in the Daily Grill Short Order at Universal Studios CityWalk. The Company recorded no charge with respect to the joint venture during the 2001 period.

The Company recorded $18,000 of income tax provision for the three month period in 2002 compared to no provision in 2001 due to the profitable operation utilizing available federal and state net operating loss carryforwards.

The Company reported accrued dividends on preferred stock of $13,000 in each of the three-month periods ending March 31, 2002 and April 1, 2001.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 31, 2002 the Company had negative working capital of $0.9 million and a cash balance of $1.5 million compared to negative working capital of $0.7 million and a cash balance of $2.3 million at December 30, 2001.

The unfavorable change in working capital was primarily attributable to an advance to the San Francisco hotel-based Daily Grill restaurant. The Company will be reimbursed through future operations.

Net cash used in operations during the quarter ended March 31, 2002 totaled $14,000 compared to cash provided by operations of $200,000 during the quarter ended April1, 2001. The adverse change in operating cash flow during the current period related primarily to reduced income during the current period.

Net cash used in investing activities during the quarter ended March 31, 2002 totaled $610,000 as compared to $23,000 during the quarter ended April 1, 2001. Cash used in investing activities during the current period related to purchases of furniture, equipment and improvements at The Grill on Hollywood, the remodel of the Newport Daily Grill and advances made in connection with the opening of the San Francisco hotel-based Daily Grill restaurant.

Net cash used in financing activities during the quarter ended March 31, 2002 totaled $167,000 as compared to $377,000 during the quarter ended April 1, 2001. Cash used in financing activities during the current period related to reductions in debt ($123,000) and payment of preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($44,000).

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At March 31, 2002, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.5 million, equipment loans of $1.0 million and loans/advances from a landlord and others of $0.1 million.

On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company advanced approximately $250,000 to the restaurant which will be reimbursed through future operations. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to the Company of opening such restaurants to be less than the Company's cost to build and open non-hotel based restaurants.

The Company may enter into investment/loan arrangements in the future on terms similar to the San Jose Fairmont Grill and Chicago Westin Grill arrangements to provide for the funding of selected restaurants. Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months and to open at least one restaurant. In order to fund the opening of additional restaurants, the Company may require additional capital that may be raised through additional bank borrowings, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard.

Future Accounting Requirements

In May 2002, the FASB issued SFAS 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002.
Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 2002, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, the following developments during the first half of this year may impact future operating results.

The Company entered into an agreement to sell its Cherry Hill, New Jersey Pizza Restaurant for $325,000. Sale of the Cherry Hill restaurant was completed on April 23, 2002.

On April 21, 2002 the Company closed its Daily Grill restaurant in Encino due to expiration of the lease.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; that additional hotels will elect to retain the Company's hotel restaurant management services; that proceeds from the sale of the Pizza Restaurant can be deployed in a manner so as to replace the cash flows, revenues and operating profit from the Pizza Restaurant.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its $1.1 million revolving credit line and reducing credit line facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at March 31, 2002. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits

         None

     (b)  Reports on Form 8-K

            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL CONCEPTS, INC.

Signature                     Title                               Date
---------                     -----                               -----


   /s/ Robert Spivak          President and Chief                 May 13, 2002
----------------------
Robert Spivak                 Executive Officer




  /s/ Daryl Ansel             Principal Accounting               May 13, 2002
----------------------
Daryl Ansel                   Officer