Form 10-Q
period 2002-06-30
GRILL CONCEPTS INC
filed 2002-08-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                           13-3319172
---------------------------------                 ------------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of August 13, 2002, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                        Page
                                                                        Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           June 30, 2002 and December 30, 2001..........................    2

         Consolidated Condensed Statements of Operations -
           For the three months and six months ended June
           30, 2002 and July 1, 2001....................................    4

         Consolidated Condensed Statements of Cash Flows -
         For the six months ended June 30, 2002 and
           July 1, 2001.................................................    5

         Notes to Consolidated Condensed Financial Statements...........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....   17

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders............   18

Item 6.  Exhibits and Reports on Form 8-K...............................   18

SIGNATURES..............................................................   19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                                  June 30,        December 30,
                                                   2002              2001
                                                ----------        ------------
                                                (unaudited)
Current assets:
     Cash and cash equivalents                 $  1,076,000       $  2,300,000
     Inventories                                    520,000            590,000
     Receivables                                    667,000            602,000
     Prepaid expenses                               605,000            575,000
                                                 -----------       ------------

       Total current assets                       2,868,000          4,067,000

     Furniture, equipment, & improvements, net    8,602,000          9,066,000

     Goodwill, net                                  205,000            205,000
     Note receivable                                117,000                  -
     Liquor licenses                                332,000            454,000
     Advance to managed outlet                      287,000                  -
     Other assets                                   551,000            552,000
                                                -----------      -------------

       Total assets                             $12,962,000      $  14,344,000
                                                ===========      =============


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                                     June 30,          December 30,
                                                                      2002                2001
                                                                   (unaudited)
                                                                  --------------       ------------

Current liabilities:
     Accounts payable                                            $   883,000          $ 1,179,000
     Accrued expenses                                              2,236,000            2,919,000
     Current portion of long term debt                               386,000              369,000
     Notes payable - related parties                                 300,000              293,000
                                                                  -----------          -----------
       Total current liabilities                                   3,805,000            4,760,000

     Long-term debt                                                  747,000              943,000
     Notes payable - related parties                                 516,000              591,000
                                                                  ------------         -----------
     Total liabilities                                             5,068,000            6,294,000

     Minority interest                                             1,671,000            2,005,000

     Stockholders' equity:
      Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2002 and 2001                               -                    -
       Series II, 10% Convertible Preferred Stock, $.001
      par value; 1,000,000
     shares, authorized, 500 shares
     issued and outstanding in 2002 and 2001                               -                    -
       Common stock, $.00004 par value; 12,000,000 shares
                 authorized in 2002 and 2001, 5,537,071 shares
                 issued and outstanding in 2002 and 2001                   -                    -
       Additional paid-in capital                                 13,152,000           13,152,000
  Accumulated deficit                                             (6,929,000)          (7,107,000)
                                                                  ------------         ------------
     Total stockholders' equity                                    6,223,000            6,045,000
                                                                  ------------         ------------
       Total liabilities, minority interest and
           stockholders' equity                                  $12,962,000          $14,344,000
                                                                  ===========          ============


   The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                 Six Months Ended
                                             -------------------------------   ------------------------------
                                             June 30, 2002     July 1, 2001    June 30, 2002     July 1, 2001
                                             -------------     ------------    -------------     ------------

     Revenues:Sales                          $ 10,062,000       $11,042,000     $21,612,000      $23,321,000
     Management and license fees                  246,000           258,000         468,000          414,000
                                             ------------        ----------     ------------      -----------
       Total revenues                          10,308,000       11,300,000        22,080,000      23,735,000
     Cost of sales                              2,780,000        3,137,000         5,961,000       6,509,000
                                             ------------        ----------     ------------      ----------
     Gross profit                               7,528,000        8,163,000        16,119,000      17,226,000
                                             ------------        ----------     ------------      ----------

     Operating expenses:Restaurant
     operating expenses                         6,375,000        6,960,000        13,408,000      14,287,000
     General and administrative                   937,000          874,000         1,866,000       1,897,000
     Depreciation and amortization                357,000          346,000           728,000         656,000
                                              -----------        ----------     ------------      ----------
     Total operating expenses                   7,669,000        8,180,000        16,002,000      16,840,000
                                              -----------        ----------     ------------      ----------

     (Loss) income from operations               (141,000)         (17,000)          117,000         386,000
Interest expense, net                             (56,000)        (104,000)         (101,000)       (194,000)
                                              -----------        ----------     ------------      ----------
(Loss) income before provision for
income taxes, equity in loss of joint
venture and minority interest                    (197,000)        (121,000)           16,000         192,000
Provision for income taxes                         (2,000)          (2,000)          (20,000)         (2,000)
Minority interest                                 141,000           53,000           194,000          69,000
Equity in loss of joint venture                    (7,000)          (4,000)          (12,000)         (4,000)
                                              -----------        ----------     ------------      -----------

Net (loss) income                                 (65,000)         (74,000)          178,000         255,000
Preferred dividends accrued or paid               (12,000)         (12,000)          (25,000)        (25,000)
                                              -----------        ----------     ------------      -----------

     Net (loss) income applicable to
      common stock                               $(77,000)       $ (86,000)         $153,000       $ 230,000
                                              ===========        ==========     ============      ===========

     Net (loss) income per share applicable
   to common stock:
          Basic                                   $ (0.01)         $ (0.02)          $ 0.03        $    0.05
                                              ===========        ==========     ============       ==========

          Diluted                              $    (0.01)         $ (0.02)         $ 0.03            $ 0.05
                                              ===========        ==========     ============       ==========

     Weighted average shares outstanding:
     Basic                                      5,537,071        4,203,738       5,537,071         4,203,738
                                              ===========        =========      ============       ==========
     Diluted                                    5,537,071        4,203,738       5,562,651         4,338,353
                                              ===========        =========      ============       ==========



        The accompanying notes are an integral part of these consolidated condensed financial statements.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Six Months Ended
                                                                     --------------------------
                                                                     June 30,           July 1,
                                                                       2002              2001
                                                                     ---------        ---------

Cash flows from operating activities:
     Net income                                                   $   178,000          $ 255,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                728,000            656,000
         Gain on sale of assets                                       (71,000)                 -
         Minority interest in earnings (loss) of subsidiaries        (194,000)           (69,000)
         Equity in loss of joint venture                               12,000              4,000
     Changes in operating assets and liabilities
         Inventories                                                   70,000            (63,000)
         Receivables                                                  (65,000)           157,000
         Prepaid expenses and other current assets                    (37,000)          (257,000)
         Liquor licenses and other assets                              15,000           (167,000)
         Accounts payable                                            (296,000)          (384,000)
         Accrued liabilities                                         (573,000)           119,000
                                                                  ------------         ----------
     Net cash (used in) provided by operating activities             (233,000)           251,000
                                                                  ------------         ----------

     Cash flows from investing activities:
       Proceeds from sale of assets                                   144,000                 -
     Advance to managed outlet                                       (287,000)                -
     Investment in non-consolidated entity                            (47,000)                -
     Additions to furniture, equipment and improvements              (402,000)          (55,000)
                                                                   -----------          --------
     Net cash used in investing activities                           (592,000)          (55,000)
                                                                   -----------          --------

     Cash flows from financing activities:Preferred return
     to minority stockholders                                         (88,000)         (134,000)
     Return of capital to minority stockholders                       (64,000)          (90,000)
     Payments to related parties                                      (68,000)          (21,000)
     Payments on long-term debt                                      (179,000)         (426,000)
                                                                    ----------         ----------
     Net cash used in financing activities                           (399,000)         (671,000)
                                                                    ----------         ----------

Net decrease in cash and cash equivalents                          (1,224,000)         (475,000)
Cash and cash equivalents, beginning of period                      2,300,000           623,000
                                                                    ----------         ----------
Cash and cash equivalents, end of period                           $1,076,000         $ 148,000
                                                                    ==========         ==========

Supplemental cash flow information: Cash paid during
the period for:
         Interest                                                    $ 90,000         $ 160,000
         Income taxes                                                  85,000            13,000
         Non cash transaction:
                     Note receivable from sale of assets            $ 117,000                 -


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

2.   RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

     Accounting Pronouncements Adopted December 31, 2001

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, is effective for the Company for fiscal year 2002. Adoption of SFAS 142 reduced amortization expense by $ 4,000 for the first six months of 2002. The Company has not identified any impairment losses that need to be recognized.

     In August 2001, the FASB also issued Statement of Financial Standards No. 144, ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived to be Disposed Of'" and also replaces and broadens the provisions of Accounting Principles Board Opinion No. 30, ("APB No. 30") "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS 144 establishes one accounting model, based on the framework established in SFAS No. 121, for recognition, measurement and reporting of impairment of long-lived assets to be held and used and measurement of long-lived assets to be disposed of by sale. SFAS 144 was required for our fiscal year beginning December 31, 2001 and did not have a significant impact on our consolidated financial position, results of operations and cash flows.

     Future Accounting Requirements

     In May 2002, the FASB issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30, are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

     In July 2002, the FASB issued Statement of Financial Standards No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

3.   DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In April 2002 a distribution of distributable cash in the amount of $64,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at June 30, 2002 was $195,000.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their capital contribution. Preferred return payments of $88,000 were paid to the non-manager member during the first six months of 2002. These payments are treated as a reduction of equity. Payments returning $20,000 of converted capital contribution were made in the first six months of 2002. The minority member's unrecovered capital contribution at June 30, 2002 was $838,000.

     The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests. No distribution of distributable cash has been made. The minority member's unrecovered combined capital and additional capital contribution at June 30, 2002 was $1,200,000.

4.   PER SHARE DATA

     Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.

                                         Three Months Ended                   Six Months Ended
                                 June 30, 2002      July 1, 2001      June 30, 2002      July 1, 2001
                                 --------------     -------------     -------------      ------------

Common stock outstanding             5,537,071         4,203,738         5,537,071         4,203,738
Dilutive securities:
   Stock options                             -                 -             2,572            37,837
Convertible preferred stock                  -                 -                 -                 -
Warrants                                     -                 -            25,580            96,778
                                     ----------       -----------        ----------       -----------
Dilutive securities used in          5,537,071         4,203,738         5,562,651         4,338,353
calculation                          ==========       ===========        ==========       ===========


     For the three months ended June 30, 2002 675,113 options, 2,297,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the six months ended June 30, 2002 592,813 options, 2,107,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they are anti-dilutive.

5.   ADVANCE TO MANAGED OUTLET

     On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company has advanced approximately $287,000 to the restaurant during the first six months of 2002 which will be reimbursed through future operations.

6.   SALE OF COMPANY ASSETS

     On April 23, 2002 the sale of the assets of the Cherry Hill Pizzeria Uno was finalized. The price was $325,000 less legal and other sale related fees of $61,000. The Company received $175,000 in cash and a non-interest bearing note for the remaining $150,000. The note receivable was recorded net of a discount of $33,000. The profit from the sale was $46,000 which was recorded as a reduction to restaurant operating expenses.

     In April 2002 the lease for the Encino Daily Grill expired and was not renewed. In May 2002 equipment and fixtures from the Encino Daily Grill, having a net book value of $5,000, were sold for $30,000. The profit from the sale was recorded as a reduction to restaurant operating expenses.

7.   ADDITIONAL INVESTMENT IN NON-CONSOLIDATED ENTITIY

     In April the Company contributed an additional $47,000 to the Universal CityWalk joint venture. Although the management agreement for Universal Grill Joint Venture requires the Company and the other member to make an interest free loan to the joint venture of fifty percent of anticipated negative cash flows, both members agreed to make this payment a capital contribution.

8.   SUBSEQUENT EVENTS

     On July 10,  2002 the  Company  began  management  of the hotel based Daily
     Grill Houston. This restaurant is located in the Westin Galleria in Houston, Texas. This is the first restaurant to be opened under the Development Agreement signed last July with Starwood Hotels and Resorts.

     In connection with the building of a new restaurant a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant will be funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000. The Company contributed a capital contribution of $350,000 in July 2002. The restaurant is scheduled to open in the fourth quarter of 2002.

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


                                                   Three Months Ended           Six Months Ended
                                                  June 30,       July 1,      June 30,       July 1,
                                                    2002          2001         2002           2001
                                                  ---------     --------     ----------     --------
Revenues:                                            %              %            %             %

    Company restaurant sales                        97.6          97.7          97.9          98.3
    Management and license fees                      2.4           2.3           2.1           1.7
                                                  --------      --------      -------       -------
         Total operating revenues                  100.0         100.0         100.0         100.0

Cost of sales                                       27.0          27.8          27.0          27.4
                                                  --------      --------      -------       -------
     Gross profit                                   73.0          72.2          73.0          72.6
                                                  --------      --------      -------       -------

     Restaurant operating expense                   61.8          61.6          60.7          60.2
     General and administrative expense              9.1           7.7           8.5           8.0
     Depreciation and amortization                   3.5           3.1           3.3           2.8
                                                  --------       -------      -------       -------
          Total operating expenses                  74.4          72.4          72.5          71.0
                                                  --------       -------      -------       -------
          Operating (loss) income                   (1.4)         (0.2)          0.5           1.6

Interest expense, net                               (0.5)         (0.9)         (0.5)         (0.8)
                                                  -------        -------      -------       -------
(Loss) income before provision for income
taxes, minority interest and equity in loss of
joint venture                                       (1.9)         (1.1)          0.0           0.8
Provision for income taxes                           0.0           0.0          (0.1)          0.0
Minority interest                                    1.4           0.5           0.9           0.3
Equity in loss of joint venture                     (0.1)         (0.1)          0.0           0.0
                                                 --------        -------      -------       -------
Net (loss) income                                  (0.6)          (0.7)          0.8           1.1
                                                 ========        =======      =======       =======


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                              Second Quarter           Year-to-date            Total open at
                                                 Openings                Openings             End of Quarter
                                           FY 2002      FY 2001     FY 2002     FY 2001     FY 2002     FY 2001
                                           -------      --------    -------     -------     -------     -------

Daily Grill restaurants:
    Company owned                             (1)           -           (1)          -           9          10
    Managed and/or licensed                    -            -            1           -           5           4
Grill on the Alley restaurants:
    Company owned                              -            -            -           -           4           3
Pizza restaurants                             (1)           -           (1)          -           -           2
Other restaurants
    Managed and/or licensed                    -            -            -           -           1           1
                                         -------       ------        ------      -----        ----        ----
Total                                        (2)            -           (1)          -          19          20
                                         =======       ======        ======      =====        ====        ====

                                                Three Months Ended           Six Months Ended
                                              June 30,      July 1,        June 30,       July 1,
                                               2002          2001           2002           2001
                                             --------      --------       --------       --------
Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                            $   56,231     $   59,833     $   58,513     $  63,441
    Grill on the Alley                         71,890         81,165         74,216        85,542
    Pizza restaurants                          30,986         33,715         31,067        34,688

Change in comparable restaurant
    (1):Daily Grill                              (5.7)%         2.9%         (7.0)%           5.9%
    Grill on the Alley                           (2.0)%         0.4%         (5.3)%           2.9%
    Pizza restaurants                            n.a.          (6.0)%         n.a.           (3.3)%

Total Company revenues:
    Daily Grill                           $ 6,230,000    $ 7,000,000      $13,396,000   $14,845,000
    Grill on the Alley                      3,739,000      3,165,000        7,719,000     6,672,000
    Pizza restaurants                          93,000        877,000          497,000     1,804,000
    Management and license fees               246,000        258,000          468,000       414,000
                                            ----------   -----------     ------------   ------------

    Total consolidated revenues           $10,308,000    $11,300,000     $22,080,000    $23,735,000
                                           ===========   ===========     ============   ============

Managed restaurants                         3,267,000      2,694,000       6,352,000      5,528,000
Licensed restaurants                        1,801,000      2,136,000       3,248,000      4,080,000
Less: management and license fees            (246,000)      (258,000)       (468,000)      (414,000)
Total system sales                          ---------      ---------     -----------    -----------
                                          $15,130,000    $15,872,000     $31,212,000    $32,929,000
                                            =========    ===========     ===========    ===========


(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Six Months Ended June 30, 2002 as compared to the Three and Six Months Ended July 1, 2001

The Company operated 15 owned restaurants, 4 managed restaurants and licensed its name and recipes to 2 others during the quarter and six months ended June 30, 2002 as compared to 15 owned restaurants, 3 managed restaurants and 2 licensed during the quarter and six months ended July 1, 2001. The Company's results fully consolidate sales for owned restaurants, but include only management fee income from the managed and licensed restaurants. Restaurants operated for a portion of the current year and/or prior year period include the Grill on Hollywood restaurant that opened in November 2001, the San Francisco Daily Grill that opened under a management agreement in February 2002, Pizzeria Uno Cherry Hill that was sold in April 2002, Encino Daily Grill that was closed in April 2002 and Pizzeria Uno South Plainfield that was sold in July 2001.

The Company's revenues for the second quarter of fiscal 2002 decreased to $10.3 million, 8.8% under the $ 11.3 million generated for the same quarter of fiscal 2001. Total revenues included $10.1 million of sales revenues and $ 246,000 of management and licensing fees for the 2002 quarter compared to $11.0 million of sales revenues and $258,000 of management and licensing fees for the 2001 quarter. This $ 1.0 million, or 8.8%, decrease in sales revenues for the quarter was primarily attributable to a decrease in same store sales ($436,000) and the closure of the Pizzeria Unos in South Plainfield ($464,000) and Cherry Hill ($323,000) and the closure of Encino ($397,000), partially offset by a full 13 weeks of sales for The Grill on Hollywood ($636,000).

Revenues for the six months ended June 30, 2002 decreased 7.0% to $ 22.1 million from the $ 23.7 million generated for the same period of fiscal 2001. Total revenues included $ 21.6 million of sales revenues and $ 468,000 of management and licensing fees for the first six months of 2002, compared to $ 23.3 million of sales revenues and $414,000 of management and licensing fees for the first six months of 2001. The decrease in sales revenues for the six months ($1.7 million, or 7.3%) was primarily attributable to a decrease in same store sales ($1,323,000) and the closure of the Pizzeria Unos in South Plainfield ($933,000) and Cherry Hill ($377,000) and the closure of the Encino Daily Grill ($478,000), partially offset by sales at The Grill on Hollywood ($1,399,000).

Same store sales (for restaurants open at least 12 months) decreased 4.5% for the quarter and 6.5% for the six months. For the quarter, this decrease was due to a decrease in the number of guests at the Daily Grills ($771,000) and the Grill on the Alley restaurants ($102,000), partially offset by an increase in average check price at the Daily Grill restaurants ($396,000), and at the Grill on the Alley restaurants ($39,000). For the six months the decrease was due to a decrease in the number of guests at both the Daily Grill and Grill on the Alley restaurants ($2,150,000) which was only partially offset by an increase in average check price increases at the Daily Grill restaurants ($762,000) and the Grill on the Alley restaurants ($62,000). Management and licensing fees for the quarter decreased ($12,000 or 4.6%) primarily due to decreased sales at the Daily Grill at Los Angeles International Airport. Management and licensing fees increased for the six months ($54,000 or 13.0%) primarily due to the opening of the San Francisco Daily Grill in February 2002.

In addition to the 15 restaurants owned by the Company during the quarter and six months ended June 30, 2002, the Company also managed or licensed six other restaurants. Total revenues for all restaurants owned, managed and licensed by the Company were $15,130,000 and $15,872,000 for the quarters and $31,212,000 and $32,929,000 for the six months ended June 30, 2002 and July1, 2001, respectively. This represents a decrease of $742,000, or 4.7%, for the quarter and $1,717,000, or 5.2%, for the six months.Cost of sales decreased by $357,000, or 11.4%, for the quarter and $548,000, or 8.4%, for the six months ended June 30, 2002 as compared to the same periods in 2001 primarily due to the decrease in sales combined with improved purchasing and menu refinements. Cost of sales decreased as a percentage of sales revenues.

Cost of sales was 27.0% for both the quarter and six months as compared to 27.8 % for the second quarter of 2001 and 27.4% for the year-to-date period in 2001. The decrease in cost of sales as a percentage of sales during the 2002 six months was primarily the result of menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

Restaurant operating expenses decreased by $585,000, or 8.4%, for the quarter and $879,000, or 6.2%, for the six months as compared to the same periods in 2001. The dollar decrease in restaurant operating expenses for the quarter was primarily attributable to the closure of the Pizzeria Uno locations in South Plainfield and Cherry Hill ($729,000), a reduction in payroll and benefits ($239,000) and variable costs ($150,000) at comparable restaurants, offset by the opening of The Grill on Hollywood ($529,000). The dollar decrease in operating expenses for the six months was primarily attributable to the closure of the Pizzeria Uno locations ($1,129,000), a reduction in payroll and benefits ($461,000) and variable costs ($324,000) at comparable restaurants, offset by the opening of The Grill on Hollywood ($1,040,000). Restaurant operating expenses, as a percentage of revenues, increased in the second quarter from 61.6 % in 2001 to 61.8 % in 2002. For the six months, the percentages were 60.2 % in 2001 and 60.7% in 2002. The major contributor to the increase as a percentage of sales was insurance costs.

General and administrative expense increased 7.2 % for the quarter and decreased
1.6 % for the six months as compared to the same periods in 2001. As a percentage of total revenues, general and administrative expense totaled 9.1 % for the quarter and 8.5% for the six months as compared to 7.7% for the quarter and 8.0 % for the six months in 2001. The decrease in total general and administrative expense of $31,000, or 1.6%, for the six months during 2002 was primarily attributable to cost reduction in professional services and travel and entertainment offset by an increase in payroll and related benefits. The increase in total general and administrative expense of $63,000, or 7.2% for the 2002 quarter is attributable to increased payroll and benefits.

Depreciation  and  amortization  expense  increased by 3.2 % for the quarter and
11.0 % for the six months compared to 2001, representing 3.3% of sales for the six months of 2002 compared to 2.8% in 2001. The increase in depreciation and amortization expense for both the quarter and the six months was primarily due to the addition of The Grill on Hollywood offset by the closure of the Pizzeria Uno locations.

Interest expense, net, decreased by $48,000, or 46.2%, during the quarter and $93,000, or 47.9%, during the six months compared to the same periods in 2001. The decrease in interest expense resulted from the elimination of bank interest due to the elimination of bank debt.

The Company recorded $20,000 of income taxes for the six months compared to $2,000 in 2001. Only minimal taxes have been required due to the available federal and state net operating loss carryforwards that can be utilized to offset federal and state taxable earnings; however, some of the state carryforwards have expired.

Results for the quarter and six months reflect minority interest in the net losses of subsidiaries of $141,000 and $53,000 respectively, compared with $194,000 and $69,000 in the same periods in 2001. This increase in the amount of net losses allocated to minority interests resulted primarily from the opening of The Grill on Hollywood in November 2001.

The company incurred a charge of $12,000 for its equity in loss of joint venture during the six months of 2002 compared to $4,000 in 2001, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $25,000 in each of the six months ended June 30, 2002 and July 1, 2001.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 30, 2002 the Company had negative working capital of $0.9 million and a cash balance of $1.1 million compared to negative working capital of $0.7 million and a cash balance of $2.3 million at December 30, 2001.

Net cash used in operations during the six months ended June 30, 2002 totaled $233,000 compared to $251,000 provided by operations during the six months ended July 1, 2001. The adverse change in operating cash flow during the six months was related to reducing accounts payable ($296,000) and accrued liabilities ($573,000).

Net cash used in investing activities during the six months ended June 30, 2002 totaled $592,000 compared to $55,000 during the six months ended July 1, 2001. Cash used in investing activities during the current period were for the remodel of the Newport Beach Daily Grill ($396,000), advances made to the San Francisco Daily Grill ($287,000) and a additional contribution to the Universal CityWalk joint venture ($47,000), partially offset by the proceeds from the sale of assets from Pizzeria Uno Cherry Hill ($114,000) and Encino Daily Grill ($30,000).

Net cash used in financing activities during the six months ended June 30, 2002 totaled $399,000 compared to $671,000 during the six months ended July 1, 2001. Cash used in financing activities during the current period related to reductions in debt ($247,000), preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($88,000) and return of capital to minority investor in San Jose Grill, LLC ($64,000).

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At June 30, 2002, the Company had a bank credit facility with nothing owing, a SBA loan of $ 0.1 million, loans from stockholders/officers of $0.8 million, equipment loans of $0.9 million and loans/advances from a landlord and others of $0.1 million.

On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company advanced approximately $287,000 to the restaurant that will be reimbursed through future operations.

The Company began management of a hotel-based Daily Grill in Houston, Texas on July 10, 2002. Under terms of the Management Agreement, the Company may be required to loan up to $80,000 to the restaurant for initial working capital.

In connection with the construction of a new restaurant a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant will be funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000. The Company made a capital contribution of $350,000 in July 2002. The restaurant is scheduled to open in the fourth quarter of 2002.

Under certain of its operating and management agreements the Company has an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter such loans to be repaid out of the first cash available from operations. The management agreement for the San Francisco Daily Grill stipulates that if in any month there is insufficient working capital to pay operating expenses, excluding payments to the Company or the Owner, the Company will pay one-half of the required working capital; such advances are to be repaid prior to deferred payments to the Company or Owner. The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member shall receive a preferred return of eight percent on their capital contribution and a payment on their converted capital prior to any distribution of cash. The Operating Agreement for The Grill on Hollywood, LLC stipulates that 90% of distributable cash shall go to the non-manager member until their preferred return, unrecovered contribution and any additional contribution have been returned. The Operating Agreement for San Jose Grill, LLC stipulates that distributable cash shall be paid first 10% to the manager and 90% to the members in proportion to their ownership percentage until initial capital is recovered, then as a preferred return on the capital contributions to both members in proportion to their ownership percentage and finally 16 2/3% to the manager and the balance to the members in proportion to their ownership percentages.

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

The Company may enter into investment/loan arrangements in the future on terms similar to the San Jose Fairmont Grill and Chicago Westin Grill arrangements to provide for the funding of selected restaurants. Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months and to open at least one restaurant. In order to fund the opening of additional restaurants, the Company may require additional capital that may be raised through additional bank borrowings, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard, except for funding of the El Segundo restaurant discussed above.

In April 2002, the Company sold the assets of its Cherry Hill, New Jersey franchised pizza restaurant for $325,000 less legal and other sale related fees of $61,000. The Company received $175,000 of cash and a ten-year non-interest bearing note for $150,000.

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

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

Certain Factors Affecting Future Operating Results

In addition to the planned opening of the new restaurants during 2002, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, the following developments may impact future operating results.

On April 23, 2002 the Company finalized the sale of assets of its franchised Cherry Hill, New Jersey Pizza Restaurant for $325,000 less $61,000 of legal and other sale related fees. The proceeds from the sale will be used for future capital projects.

In April 2002 the lease for the Encino Daily Grill expired and the restaurant was closed. In May 2002 the Company sold equipment and fixtures from the Encino Daily Grill for $30,000.

The San Francisco Daily Grill restaurant opened in February 2002. The Company advanced $287,000 for initial working capital during the first six months of 2002 that is to be repaid through future operations.

The Daily Grill Houston opened in July 2002. The Company may advance up to $80,000 for initial working capital that will be repaid from future operations. The Daily Grill Houston is located in a Starwood property. Discussions are ongoing with Starwood Hotels and Resorts regarding other development locations.

The current economic downturn has had a negative impact, and may continue to have a negative impact, on the Company's revenues. Decreases in consumer spending will have a significant impact on the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at June 30, 2002. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At an annual meeting of shareholders of Grill Concepts, Inc. held on June 26, 2002, the stockholders voted on two proposals: the election of directors and ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants.

The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Charles Frank, Glenn Golenberg, Lewis Wolff, Stephen Ross and Norman MacLeod, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

                                    Votes For                  Votes Against
                                    ---------                  -------------

         Robert Spivak              3,698,659                       84
         Michael Weinstock          3,698,653                       90
         Charles Frank              3,698,659                       84
         Glenn Golenberg            3,698,659                       84
         Lewis Wolff                3,698,656                       90
         Stephen Ross               3,698,654                       89
         Norman MacLeod             3,698,631                      112

In addition to the election of directors as noted above, the following matter was voted upon at such meeting:

Proposal 2, to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants was approved with 3,684,010 votes cast for, 15,109 votes cast against, and 808 votes abstained.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

         Exhibit No.              Description
         -----------            ---------------
             99.1               Certification  Pursuant  to  18.U.S.C.  Section
                                1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GRILL CONCEPTS, INC.


Signature                          Title                               Date
----------                        -------                            ------

/s/ Robert Spivak
------------------            President and Chief              August 13, 2002
Robert Spivak                 Executive Officer

/s Daryl Ansel                Principal Accounting             August 13, 2002
-----------------             Officer
Daryl Ansel