Form 10-Q
period 2002-09-29
GRILL CONCEPTS INC
filed 2002-11-13
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                                  13-3319172
----------------------------                                 -------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of November 8, 2002, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.

                                      INDEX



                                                                                    Page
                                                                                   Number

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
           September 29, 2002 and December 30, 2001.............................    2

         Consolidated Condensed Statements of Operations - For the three months and nine months ended September
           29, 2002 and September 30, 2001......................................    4

         Consolidated Condensed Statements of Cash Flows - For the nine months ended September 29, 2002 and
           September 30, 2001...................................................    5

         Notes to Consolidated Condensed Financial Statements...................    6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations............................................    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............   17

Item 4.  Controls and Procedures................................................   17

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.......................................   18

SIGNATURES......................................................................   19




                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                               September 29,       December 30,
                                                  2002                2001
                                               (unaudited)
Current assets:
     Cash and cash equivalents                 $   419,000        $  2,300,000
     Restricted cash                             1,260,000                   -
     Inventories                                   451,000             590,000
     Receivables                                   553,000             602,000
     Prepaid expenses and other current assets     610,000             575,000
                                               -----------          -----------

       Total current assets                      3,293,000           4,067,000

Furniture, equipment, & improvements, net        8,445,000           9,066,000

Goodwill, net                                      205,000             205,000
Note receivable                                    117,000                   -
Liquor licenses                                    332,000             454,000
Advances to managed outlets                        351,000                   -
Other assets                                       526,000             552,000
                                               -----------          -----------

       Total assets                            $13,269,000        $ 14,344,000
                                               ===========          ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)

             LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                     September 29,      December 30,
                                                         2002              2001
                                                    ---------------    --------------
                                                     (unaudited)

Current liabilities:
     Accounts payable                             $   1,085,000       $ 1,179,000
     Accrued liabilities                              2,044,000         2,919,000
     Current portion of long term debt                  396,000           369,000
     Notes payable - related parties                    303,000           293,000
                                                  ------------        ------------
       Total current liabilities                      3,828,000         4,760,000

Long-term debt                                          644,000           943,000
Notes payable - related parties                         481,000           591,000
                                                   ------------       ------------
       Total liabilities                              4,953,000         6,294,000

Minority interest                                     2,535,000         2,005,000

Stockholders' equity:
 Series I, Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares
     authorized, none issued and outstanding
     in 2002 and 2001                                         -                 -
  Series II, 10% Convertible Preferred Stock,
     $.001 par value; 1,000,000 shares,
     authorized, 500 shares
     issued and outstanding in 2002 and 2001                  -                 -
  Common stock, $.00004 par value; 12,000,000 shares
     authorized in 2002 and 2001, 5,537,071 shares
     issued and outstanding in 2002 and 2001                  -                 -
  Additional paid-in capital                         13,152,000        13,152,000
  Accumulated deficit                                (7,371,000)       (7,107,000)
                                                    ------------      ------------
     Total stockholders' equity                       5,781,000         6,045,000
                                                    ------------      ------------
       Total liabilities, minority interest and
           stockholders' equity                     $13,269,000       $14,344,000
                                                    ===========       ============

  The accompanying notes are an integral part of these consolidated condensed financial statements.
                                       3

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended                   Nine Months Ended
                                           ------------------------------      ---------------------------------
                                           September 29,     September 30,     September 29,       September 30,
                                               2002              2001              2002                2001
                                           -------------     -------------     --------------      -------------
Revenues:
     Sales                                $ 9,231,000         $9,955,000       $30,843,000         $33,276,000
     Management and license fees              236,000            185,000           704,000             599,000
                                           -----------       ------------      ------------        ------------
       Total revenues                       9,467,000         10,140,000        31,547,000          33,875,000
Cost of sales                               2,610,000          2,826,000         8,571,000           9,335,000
                                           -----------       ------------      ------------        ------------
Gross profit                                6,857,000          7,314,000        22,976,000          24,540,000
                                           -----------       ------------      ------------        ------------

Operating expenses:
     Restaurant operating expenses          6,054,000          6,203,000        19,533,000          20,490,000
     Gain on disposal of assets                     -           (225,000)          (71,000)           (225,000)
     General and administrative               926,000            846,000         2,792,000           2,743,000
     Depreciation and amortization            364,000            319,000         1,092,000             975,000
                                           ----------        -----------       -----------        ------------
     Total operating expenses               7,344,000          7,143,000        23,346,000          23,983,000
                                           ----------        -----------       -----------        ------------

(Loss) income from operations               (487,000)            171,000          (370,000)            557,000
Interest expense, net                        (59,000)           (164,000)         (160,000)           (358,000)
                                           ----------        -----------       ------------       -------------

(Loss) income before provision for
income taxes, equity in loss of joint
venture and minority interest               (546,000)              7,000          (530,000)            199,000

Provision for income taxes                    (2,000)             (3,000)          (22,000)             (5,000)
Minority interest                            107,000              50,000           301,000             119,000
Equity in loss of joint venture               (1,000)                  -           (13,000)             (4,000)
                                           ----------        -----------       ------------       -------------

Net (loss) income                           (442,000)             54,000          (264,000)            309,000
Preferred dividends accrued or paid          (12,000)            (12,000)          (38,000)            (37,000)
                                           ----------        -----------       ------------       -------------

Net (loss) income applicable to
 common stock                              $(454,000)          $ 42,000          $(302,000)          $ 272,000
                                          ===========        ===========       ============       =============

Net (loss) income per share
applicable to common stock:
     Basic                                   $ (0.08)            $ 0.01            $ (0.05)            $ 0.06
                                          ===========        ===========       ============       =============

     Diluted                                 $ (0.08)            $ 0.01            $ (0.05)            $ 0.06
                                          ===========        ===========       ============       =============

Weighted average shares outstanding:
     Basic                                 5,537,071          5,170,771          5,537,071          4,526,082
                                          ===========        ===========       ============       =============
     Diluted                               5,537,071          5,309,999          5,537,071          4,694,192
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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                          Nine Months Ended
                                                                  -------------------------------
                                                                  September 29,     September 30,
                                                                      2002              2001
                                                                   -----------       ----------

Cash flows from operating activities:
     Net (loss) income                                            $  (264,000)        $ 309,000
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                              1,092,000           975,000
         Gain on sale of assets                                       (71,000)         (225,000)
         Minority interest in loss of subsidiaries                   (301,000)         (119,000)
         Equity in loss of joint venture                               13,000             4,000
     Changes in operating assets and liabilities:
         Inventories                                                  139,000           (34,000)
         Receivables                                                   49,000           195,000
         Prepaid expenses and other current assets                    (47,000)         (364,000)
         Liquor licenses and other assets                              29,000          (103,000)
         Accounts payable                                             (94,000)          (67,000)
         Accrued liabilities                                         (765,000)         (461,000)
                                                                   ------------       ----------
     Net cash (used in) provided by operating activities             (220,000)          110,000
                                                                   ------------       ----------

Cash flows from investing activities:
      Proceeds from sale of assets                                    144,000           655,000
     Advances to managed outlets                                     (351,000)                -
     Investment in non-consolidated entity                            (47,000)                -
     Restricted cash for LLC restaurant construction               (1,260,000)                -
     Additions to furniture, equipment and improvements              (594,000)       (1,088,000)
                                                                   -----------       -----------
Net cash used in investing activities                              (2,108,000)         (433,000)
                                                                   -----------       -----------

Cash flows from financing activities:
     Net proceeds from issuance of common stock                             -         1,862,000
     Proceeds from minority members' investment in LLCs             1,000,000         1,041,000
     Preferred return to minority member                             (117,000)          (75,000)
     Return of capital to minority member                             (64,000)         (162,000)
     Payments to related parties                                     (100,000)         (105,000)
     Payments under line of credit                                          -          (100,000)
     Payments on long-term debt                                      (272,000)         (539,000)
                                                                    ---------         ----------
     Net cash provided by financing activities                        447,000         1,922,000
                                                                    ---------         ----------

Net (decrease) increase in cash and cash equivalents               (1,881,000)        1,599,000
Cash and cash equivalents, beginning of period                      2,300,000           623,000
                                                                   ----------         ----------
Cash and cash equivalents, end of period                           $  419,000       $ 2,222,000
                                                                   ==========        ===========

Supplemental cash flow information: Cash paid during the period for:
         Interest                                                   $ 215,000         $ 317,000
         Income taxes                                                  81,000            17,000
     Non-cash transaction:
         Note receivable from sale of assets                        $ 117,000                 -


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

2.       RESTRICTED CASH

     Capital contributions from both the Company and the minority member of The Daily Grill at Continental Park, LLC have been deposited into an escrow account. The escrow agent is issuing checks directly to the contractor or to the Company for payment to other vendors for expenses associated with the construction of the new restaurant and pre-opening.

3.       MINORITY INTEREST - THE DAILY GRILL AT CONTINENTAL PARK, LLC

     In connection with the building of a new restaurant a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000. The Company contributed cash of $350,000 in July 2002 as its investment in the limited liability company. The restaurant is scheduled to open in the first quarter of 2003. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

4.       RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

     Accounting Pronouncements Adopted December 31, 2001

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142, which changes the accounting for goodwill and indefinite-lived intangible assets from an amortization method to an impairment-only approach, is effective for the Company for fiscal year 2002. Adoption of SFAS 142 reduced amortization expense by $ 6,000 for the first nine months of 2002. The Company has not identified any impairment losses that need to be recognized.

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

     Future Accounting Requirements

     In May 2002, the FASB issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of APB No. 30 are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

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

5.       DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In April 2002 a distribution of distributable cash in the amount of $64,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at September 29, 2002 was $195,000.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their capital contribution. Preferred return payments of $117,000 were paid to the non-manager member during the first nine months of 2002. These payments are treated as a reduction of equity. Payments returning $27,000 of converted capital contribution were made in the first nine months of 2002. The minority member's unrecovered capital contribution at September 29, 2002 was $808,000.

     The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests. No distribution of distributable cash has been made. The minority member's unrecovered combined capital and additional capital contribution at September 29, 2002 was $1,200,000.

6.       PER SHARE DATA

     Basic earnings per share data is based upon the weighted average number of common shares outstanding. Diluted earnings per share data is based upon the weighted average number of common shares outstanding plus the number of common shares potentially issuable for dilutive securities such as stock options and warrants.


                                 Three Months Ended                  Nine Months Ended
                           September 29,     September 30,   September 29,     September 30,
                              2002              2001            2002               2001
                           -------------     -------------   --------------    -------------

Common stock outstanding    5,537,071          5,170,771       5,537,071         4,526,082
Dilutive securities:
   Stock options                    -             24,713               -            32,996
   Convertible                      -                                  -                 -
   preferred stock
   Warrants                         -           114,515                -           135,114
                           -----------        ----------      -----------      -------------
Dilutive securities used
in calculation              5,537,071         5,309,999        5,537,071         4,694,192
                           ===========        ==========      ===========      =============

     For the three months ended September 29, 2002, 658,550 options, 1,922,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the nine months ended September 29, 2002, 658,550 options, 1,922,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they are anti-dilutive.

7.       ADVANCES TO MANAGED OUTLETS

     On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company has advanced approximately $287,000 to the restaurant during the first nine months of 2002 that will be reimbursed through future operations.

     In July 2002 the Company began management of a Houston Daily Grill restaurant. The Company has advanced approximately $64,000 to the restaurant during the first nine months of 2002 that will be reimbursed through future operations.

8.       SALE OF COMPANY ASSETS

     On April 23, 2002 the sale of the assets of the Cherry Hill Pizzeria Uno was finalized. The price was $325,000 less legal and other sale related fees of $61,000. The Company received $175,000 in cash and a non-interest bearing note for the remaining $150,000. The note receivable was recorded net of a discount of $33,000. The profit from the sale was $46,000.

     In April 2002 the lease for the Encino Daily Grill expired and was not renewed. In May 2002 equipment and fixtures from the Encino Daily Grill, having a net book value of $5,000, were sold for $30,000.

9.       ADDITIONAL INVESTMENT IN NON-CONSOLIDATED ENTITIY

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


                                               Three Months Ended              Nine Months Ended
                                         September 29,   September 30,   September 29,     September 30,
                                             2002           2001             2002             2001
                                         -------------   -------------   -------------     ------------
Revenues:                                     %                %              %                 %

     Company restaurant sales                97.5            98.2            97.8             98.2
     Management and license fees              2.5             1.8             2.2              1.8
                                          ----------      ---------        --------         -------
         Total operating revenues           100.0           100.0           100.0            100.0

Cost of sales                                27.6            27.9            27.2             27.6
                                          ---------       ---------        -------          -------
     Gross profit                            72.4            72.1            72.8             72.4
                                          ---------       ---------        -------          -------

     Restaurant operating expense            64.0            61.2            61.9             60.5
     Gain on disposal of assets               0.0            (2.2)           (0.2)            (0.7)
    General and administrative expense        9.8             8.3             8.8              8.1
     Depreciation and amortization            3.8             3.1             3.5              2.9
                                          ---------       ---------        -------          ------
               Total operating expenses      77.6            70.4            74.0             70.8
                                          ---------       ---------        -------          ------

          Operating (loss) income            (5.1)            1.7            (1.2)             1.6

Interest expense, net                        (0.6)           (1.6)           (0.5)            (1.1)
                                          ---------       ---------        -------          ------

(Loss) income before provision for
income taxes, minority interest and
equity in loss of  joint venture             (5.8)            0.1            (1.7)             0.6
Provision for income taxes                    0.0             0.0            (0.1)             0.0
 Minority interest                            1.1             0.5             1.0              0.4
Equity in loss of joint venture              (0.0)            0.0             0.0              0.0
                                          ---------       ---------        -------           -------
Net (loss) income                            (4.7)            0.5            (0.8)             0.9
                                          =========       =========        =======           =======

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                        Third Quarter      Year-to-date          Total open at
                                          Openings          Openings             End of Quarter
                                    ------------------------------------------------------------
                                    FY 2002   FY 2001    FY 2002    FY 2001   FY 2002    FY 2001
                                    -------   ------    -------    -------   -------    -------

Daily Grill restaurants:
    Company owned                       -          -         (1)         -        9          10
    Managed and/or licensed             1          -          2          -        6           4
Grill on the Alley restaurants:
    Company owned                       -          -          -          -        4           3
Pizza restaurants                       -         (1)        (1)        (1)       -           1
Other restaurants
    Managed and/or licensed             -          -          -          -        1           1
                                   ------     -------     ------     -------   ------      ------
Total                                  1          (1)         -         (1)      20          19
                                   ======     =======     ======     =======   ======      ======



                                          Three Months Ended               Nine Months Ended
                                         --------------------             -------------------
                                    September 29,   September 30,     September 29,    September 30,
                                       2002            2001              2002             2001
                                     -------         -------           ---------        --------

Weighted average weekly sales
   per company owned restaurant:
    Daily Grill                     $ 56,160       $  55,821         $  56,861        $   60,901
    Grill on the Alley                65,183          74,956            71,205            82,013
    Pizza restaurants                    n.a.         33,735            29,239            34,560

Change in comparable restaurant (1):
    Daily Grill                         (3.7)%           1.9 %            (5.9)%             4.6%
    Grill on the Alley                  (3.3)%          (4.7)%            (4.7)%             0.5%
    Pizza restaurants                    n.a.           (6.6)%             n.a.             (5.5)%

Total Company revenues:
    Daily Grill                   $5,841,000     $ 6,531,000       $19,238,000       $21,376,000
    Grill on the Alley             3,390,000       2,923,000        11,108,000         9,596,000
    Pizza restaurants                      -         501,000           497,000         2,304,000
    Management and license fees      236,000         185,000           704,000           599,000
                                  -----------     -----------      ------------      ------------

Total consolidated revenues       $9,467,000     $10,140,000       $31,547,000       $33,875,000
                                  ===========     ===========      ============      ===========

Managed restaurants                3,720,000       2,615,000        10,088,000         8,143,000
Licensed restaurants               1,786,000       1,921,000         5,033,000         6,001,000
Less: management and license fees   (236,000)       (185,000)         (704,000)         (599,000)
                                  -----------     -----------      ------------      ------------
Total system sales               $14,737,000     $14,491,000       $45,964,000       $47,420,000
                                  ===========     ===========      ============      ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Nine Months Ended September 29, 2002 as compared to the Three and Nine Months Ended September 30, 2001

The Company operated 15 owned restaurants, 5 managed restaurants and licensed its name and recipes to 2 others during the quarter and nine months ended September 29, 2002 as compared to 15 owned restaurants, 3 managed restaurants and 2 licensed during the quarter and nine months ended September 30, 2001. The Company's results fully consolidate sales for owned restaurants, but include only management and license fee income from the managed and licensed restaurants. Restaurants operated for a portion of the current year and/or prior year period include the Grill on Hollywood restaurant that opened in November 2001, the San Francisco Daily Grill that opened under a management agreement in February 2002, the Houston Daily Grill that opened under a management agreement in July 2002, Pizzeria Uno Cherry Hill that was sold in April 2002, Encino Daily Grill that was closed in April 2002 and Pizzeria Uno South Plainfield that was sold in July 2001.

The Company's revenues for the third quarter of fiscal 2002 decreased to $9.5 million, 6.6% lower than the $10.1 million generated for the same quarter of fiscal 2001. Total revenues included $9.2 million of sales revenues and $236,000 of management and licensing fees for the 2002 quarter compared to $10.0 million of sales revenues and $185,000 of management and licensing fees for the 2001 quarter. This $0.7 million, or 7.3%, decrease in sales revenues for the quarter was primarily attributable to a decrease in same store sales ($318,000) and the closure of the Pizzeria Unos in South Plainfield ($68,000) and Cherry Hill ($432,000) and the closure of Encino ($486,000), partially offset by a full 13 weeks of sales for The Grill on Hollywood ($564,000).

Revenues for the nine months ended September 29, 2002 decreased 6.9% to $31.5 million from the $33.9 million generated for the same period of fiscal 2001. Total revenues included $30.8 million of sales revenues and $704,000 of management and licensing fees for the first nine months of 2002, compared to $33.3 million of sales revenues and $599,000 of management and licensing fees for the first nine months of 2001. The decrease in sales revenues for the nine months ($2.4 million, or 7.3%) was primarily attributable to a decrease in same store sales ($1,623,000) and the closure of the Pizzeria Unos in South Plainfield ($1,001,000) and Cherry Hill ($811,000) and the closure of the Encino Daily Grill ($964,000), partially offset by sales at The Grill on Hollywood ($1,963,000).

Same store sales (for restaurants open at least 12 months) decreased 3.5% for the quarter and 5.5% for the nine months. For the quarter, this decrease was due to a decrease in the number of guests at the Daily Grills ($382,000) and the Grill on the Alley restaurants ($106,000), partially offset by an increase in average check price at the Daily Grill restaurants ($161,000), and at the Grill on the Alley restaurants ($9,000). For the nine months the decrease was due to a decrease in the number of guests at both the Daily Grill restaurants ($2,118,000) and Grill on the Alley restaurants ($520,000) which was only partially offset by an increase in average check price increases at the Daily Grill restaurants ($947,000) and the Grill on the Alley restaurants ($71,000). The decrease in guest counts for both the quarter and the nine month period is believed to be primarily attributable to poor economic conditions in the Company's principal markets. Management and licensing fees for the quarter increased ($51,000 or 27.6%) primarily due to the opening of the San Francisco Daily Grill in February 2002 and the Houston Daily Grill in July 2002. Management and licensing fees increased for the nine months ($105,000 or 17.5%) primarily due to the opening of the San Francisco Daily Grill in February 2002 and the Houston Daily Grill in July 2002 partially offset by decreased sales at the Daily Grills at Los Angeles International Airport and Skokie

In addition to the 15 restaurants owned by the Company during the quarter and nine months ended September 29, 2002, the Company also managed or licensed seven other restaurants. Total revenues for all restaurants owned, managed and licensed by the Company were $14,737,000 and $14,491,000 for the quarters and $45,964,000 and $47,420,000 for the nine months ended September 29, 2002 and September 30, 2001, respectively. This represents an increase of $246,000, or 1.7%, for the quarter and a decrease of $1,456,000, or 3.1%, for the nine months.

Cost of sales decreased by $216,000, or 7.6%, for the quarter and $764,000, or 8.2%, for the nine months ended September 29, 2002 as compared to the same periods in 2001 primarily due to the decrease in sales combined with improved purchasing and menu refinements. Cost of sales decreased as a percentage of sales revenues. Cost of sales was 27.6% for the quarter and 27.2% for the nine months as compared to 27.9% for the third quarter of 2001 and 27.6% for the year-to-date period in 2001. The decrease in cost of sales as a percentage of sales during the 2002 nine months was primarily the result of menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

Restaurant operating expenses decreased by $149,000, or 2.4%, for the quarter and decreased by $957,000, or 4.7%, for the nine months as compared to the same periods in 2001. The dollar decrease in restaurant operating expenses for the quarter was primarily attributable to the closure of the Pizzeria Uno locations in South Plainfield and Cherry Hill ($160,000), a decrease in payroll and benefits ($113,000), variable costs ($44,000) and occupancy ($28,000) at comparable restaurants, partially offset by to the opening of The Grill on Hollywood ($400,000). The dollar decrease in operating expenses for the nine months was primarily attributable to the closure of the Pizzeria Uno locations ($1,256,000), a reduction in payroll and benefits ($583,000), variable costs ($397,000) and occupancy ($121,000) at comparable restaurants, offset by the opening of The Grill on Hollywood ($1,440,000). Restaurant operating expenses, as a percentage of revenues, increased in the third quarter from 61.2 % in 2001 to 64.0 % in 2002. For the nine months, the percentages were 60.5 % in 2001 and 61.9% in 2002. The major contributor to the increase as a percentage of sales was insurance costs.

Gain on disposal of assets in both 2002 and 2001 was related to selling assets associated with the closure of restaurants. In the quarter ending September 2002 there were no sales of assets compared to the same quarter of 2001 when the sale of the assets of the South Plainfield Pizzeria Uno was completed ($225,000). For the nine months ending September 29, 2002 the Company recorded gains from the sale of the assets of the Cherry Hill Pizzeria Uno ($46,000) and the Encino Daily Grill ($25,000) compared to $225,000 for the nine month period in 2001.

General and administrative expense increased 9.5% for the quarter and 1.8% for the nine months as compared to the same periods in 2001. As a percentage of total revenues, general and administrative expense totaled 9.8% for the quarter and 8.9% for the nine months as compared to 8.3% for the quarter and 8.1% for the nine months in 2001. The increase in total general and administrative expense of $49,000, or 1.8%, for the nine months during 2002 was primarily attributable to an increase in payroll and related benefits partially offset by cost reduction in professional services and travel and entertainment expenses. The increase in total general and administrative expense of $80,000, or 9.5% for the 2002 quarter is attributable to increased payroll and benefits.

Depreciation and amortization expense increased by 14.1% for the quarter and 12.0% for the nine months compared to 2001, representing 3.5% of sales for the nine months of 2002 compared to 2.9% in 2001. The increase in depreciation and amortization expense for both the quarter and the nine months was primarily due to the addition of The Grill on Hollywood offset by the closure of the Pizzeria Uno locations and the Encino Daily Grill.

Interest expense, net, decreased by $105,000, or 64.0% during the quarter and $198,000, or 55.3%, during the nine months compared to the same periods in 2001. The decrease in interest expense resulted from the elimination of bank interest due to the elimination of bank debt.

The Company recorded $22,000 of income taxes for the nine months compared to $5,000 in 2001. Only minimal taxes have been required due to the available federal and state net operating loss carryforwards that can be utilized to offset federal and state taxable earnings; however, some of the state carryforwards have expired.

Results for the quarter and nine months reflect minority interest in the net losses of subsidiaries of $107,000 and $301,000 respectively, compared with $50,000 and $119,000 in the same periods in 2001. This increase in the amount of net losses allocated to minority interests resulted primarily from the opening of The Grill on Hollywood in November 2001.

The company incurred a charge of $13,000 for its equity in loss of joint venture during the nine months of 2002 compared to $4,000 in 2001, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $37,500 in each of the nine months ended September 29, 2002 and September 30, 2001.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 29, 2002 the Company had negative working capital of $0.5 million and a cash balance of $0.4 million compared to negative working capital of $0.7 million and a cash balance of $2.3 million at December 30, 2001.

Net cash used in operations during the nine months ended September 29, 2002 totaled $220,000 compared to $110,000 provided by operations during the nine months ended September 30, 2001. The adverse change in operating cash flow during the nine months was related to operating loss ($264,000), reducing accounts payable ($94,000) and accrued liabilities ($764,000) offset by depreciation and amortization ($1,092,000).

Net cash used in investing activities during the nine months ended September 29, 2002 totaled $2,108,000 compared to $433,000 during the nine months ended September 30, 2001. Cash used in investing activities during the current period were for the construction of the Daily Grill at Continental Park ($1,260,000), the remodel of the Newport Beach Daily Grill ($396,000), advances made to the San Francisco Daily Grill and Houston Daily Grill ($351,000) and a additional contribution to the Universal CityWalk joint venture ($47,000), partially offset by the proceeds from the sale of assets from Pizzeria Uno Cherry Hill ($114,000) and Encino Daily Grill ($30,000).

Net cash provided by financing activities during the nine months ended September 29, 2002 totaled $447,000 compared to $1,922,000 during the nine months ended September 30, 2001. Cash provided by financing activities during the current period related to the minority member's investment in the Daily Grill at Continental Park, LLC ($1,000,000) partially offset by reductions in debt ($372,000), preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($117,000) and return of capital to minority investor in San Jose Grill, LLC ($64,000).

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of Preferred Stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At September 29, 2002, the Company had a bank credit facility with nothing owing, a SBA loan of $ 0.1 million, loans from stockholders/officers of $0.8 million, equipment loans of $0.8 million and loans/advances from a landlord and others of $0.1 million.

On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company advanced approximately $287,000 to the restaurant that will be reimbursed through future operations.

The Company began management of a hotel-based Daily Grill in Houston, Texas on July 10, 2002. Under terms of the Management Agreement, the Company has loaned $64,000 to the restaurant for initial working capital to be repaid from future operations.

In connection with the construction of a new restaurant a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant will be funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000. The Company made a capital contribution of $350,000 in July 2002. The restaurant is scheduled to open in January 2003.

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

Certain Factors Affecting Future Operating Results

In addition to the planned opening of the new restaurants during 2003, as described above, and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 30, 2001, the following developments may impact future operating results.

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

The Daily Grill Houston opened in July 2002. The Company has advanced $64,000 for initial working capital that will be repaid from future operations. The Daily Grill Houston is located in a Starwood property. Discussions are ongoing with Starwood Hotels and Resorts regarding other development locations.

In July 2002, the Company made a capital contribution of $350,000 to the Daily Grill at Continental Park, LLC. The Company has a 50.01% ownership interest in the limited liability company. Construction of the restaurant is being funded primarily by a capital contribution from the minority member of $1,000,000 and a tenant improvement allowance of $500,000. The restaurant is scheduled to open in January 2003.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at September 29, 2002. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

Item 4. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit No.                    Description
        -------------                  -------------
            99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     GRILL CONCEPTS, INC.


Signature                     Title                               Date
---------                    -------                             ------


 /s/ Robert Spivak            President and Chief          November 12, 2002
---------------------
Robert Spivak                 Executive Officer




/s/ Daryl Ansel               Principal Accounting         November 12, 2002
----------------------
Daryl Ansel                   Officer

 CERTIFICATIONS

I, Robert Spivak, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grill Concepts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

By: /s/ Robert Spivak
Robert Spivak
Chief Executive Officer

I, Daryl Ansel, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Grill Concepts, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 12, 2002

By:  /s/ Daryl Ansel
Daryl Ansel
Chief Financial Officer