Form 10-K
period 2002-12-29
GRILL CONCEPTS INC
filed 2003-03-28
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT  OF  1934

                   For the Fiscal Year Ended December 29, 2002

[ ]     TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     13-3319172
           --------                                     ----------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

Registrant's  Telephone  Number,  Include  Area  Code:  (310)  820-5559

Securities  Registered  Under  Section  12(b)  of  the  Exchange  Act:

     Title  of  Each  Class     Name  of  Each  Exchange  on  Which  Registered
     ----------------------     -----------------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  [ ]  No  [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the NASDAQ
Small-Cap Market, as of the close of business June 30, 2002 was approximately $3,922,000. Number of share outstanding of the registrant's common stock, $.00004 par value, as of March 20, 2003: 5,537,071 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 29, 2002 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART  I                                                            Page
                                                                   ----

     ITEM  1.    BUSINESS                                             1
     ITEM 2.     PROPERTIES                                          13
     ITEM 3.     LEGAL PROCEEDINGS                                   14
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 14

PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS                     14
     ITEM 6.     SELECTED FINANCIAL DATA                             16
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS       18
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                   30
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA         30
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE              30

PART III

     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  30
     ITEM 11.    EXECUTIVE COMPENSATION                              30
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT                               30
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      30

PART IV

     ITEM 14.    CONTROLS AND PROCEDURES                             31
     ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                 AND REPORTS ON FORM 8-K                             31

                                     PART I

     This  Form  10-K  contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 27 of this Form 10-K.



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

     At December 29, 2002, the Company owned and operated 13 restaurants and managed or licensed 7 additional restaurants, consisting of 9 Daily Grill restaurants and 4 The Grill on the Alley restaurants which are owned and operated by the Company, 4 Daily Grill restaurants which are managed by the Company and 2 Daily Grill restaurants and a City Bar & Grill restaurant which are licensed by the Company. With the exception of three The Grill on the Alley restaurants, which restaurants are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 29, 2002 were solely owned and operated on a non-franchise basis by the Company.

     During  2002,  the  Company  (1)  sold its Pizzeria Uno franchise in Cherry
Hill,  New  Jersey  and  (2)  closed  the  Daily  Grill  in  Encino, California.

     During 2002, the Company continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties in strategic markets throughout the United States. In 2001 the Company entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop the Company's restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free standing restaurants in those markets. One managed Daily Grill restaurant was opened in Houston, Texas in July 2002 pursuant to the alliance. An additional managed Daily Grill restaurant, not covered by the Starwood alliance, was opened adjoining the Handlery Union Square Hotel in San Francisco, California in February 2002.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2002 and 2001 by restaurant concept for both Company owned restaurants ("Company Restaurants") and Company managed and/or licensed restaurants ("Managed Restaurants"):

                                                                  2001     2002
                                                                  ----     ----
Number of restaurants:
    Daily Grill restaurants:
     Company Restaurants:
       Beginning of year                                             10     10
       Restaurant closings                                           -      (1)
                                                                   ----    -----
       End of year                                                   10      9

Managed or Licensed Restaurants:
       Beginning of year                                              4      4
       Restaurant openings                                           -       2
                                                                   ----    -----
       End of year                                                    4      6

Total Daily Grill restaurants:
       Beginning of year                                             14     14
       Restaurant openings                                           -       2
       Restaurants closed or sold                                    -      (1)
                                                                   ----    -----
       End of year                                                   14     15
                                                                    ===     ===

Grill restaurants:
      Company Restaurants:
       Beginning of year                                              3      4
       Restaurant openings                                            1      -
                                                                   ----    -----
       End of year                                                    4      4

Total Grill restaurants:
       Beginning of year                                              3      4
       Restaurant openings                                            1      -
                                                                   ----    -----
       End of year                                                    4      4
                                                                    ===     ===

Other restaurants1:
     Company Restaurants:
       Beginning of year                                              2      1
       Restaurants closed or sold                                   (1)     (1)
                                                                   ----    -----
       End of year                                                   1       -

     Managed or Licensed Restaurants:
       Beginning of year                                             1       1
                                                                     -       -
       End of year                                                   1       1

     Total Other restaurants:
       Beginning of year                                             3       2
       Restaurants closed or sold                                   (1)     (1)
                                                                   ----    -----
       End of year                                                   2       1
                                                                   ====     ===

Total restaurants:
       Beginning of year                                             20     20
       Restaurant openings                                           1       2
       Restaurants closed or sold                                  (1)      (2)
                                                                   ----    -----
       End of year                                                   20     20
                                                                   ====     ===

1     Includes one Pizzeria Uno Restaurant in 2001 operated by the Company pursuant to a franchise agreement.

                                                                  2001     2002
                                                                  ----     ----
Weighted average weekly sales per restaurant:
     Daily Grill restaurants:
       Company Restaurants                                     $60,041  $57,133
       Managed Restaurants.                                       n.a.     n.a.
     Grill restaurants:
       Company Restaurants                                     $88,965  $73,057
       Managed Restaurants.                                       n.a.     n.a.
     Other restaurants:
       Company Restaurants                                     $34,340  $29,239

Change in comparable restaurant sales:
     Daily Grill restaurants
       Company Restaurants                                         -     (4.2)%
       Managed Restaurants                                        n.a.     n.a.
     Grill restaurants
       Company Restaurants                                      (4.6)%   (2.3)%
       Managed Restaurants                                        n.a.     n.a.
     Other restaurants:
       Company Restaurants                                      (4.6)%       -

Total system sales:
     Daily Grill                                       $28,099,000  $25,593,000
     Grill                                              13,714,000   15,196,000
     Pizza Restaurants                                   2,716,000      497,000
     Management and license fees                           872,000    1,006,000
                                                        -----------   ---------
     Total consolidated revenues                        45,401,000   42,292,000

     Managed restaurants                                10,488,000   13,975,000
     Licensed restaurants                                7,392,000    6,963,000
       Less: management and license fees                  (872,000)  (1,006,000)
                                                        -----------   ---------

     Total system sales                                $62,409,000  $62,224,000
                                                        ===========   =========


RESTAURANT CONCEPTS

- DAILY GRILL RESTAURANTS

     Background. At December 29, 2002, the Company, through its subsidiary, GCI, owned and operated, managed or licensed nine Daily Grill restaurants in Southern California, three Daily Grill restaurants in the Washington, D.C./Virginia market, one Daily Grill restaurant in Skokie, Illinois, one Daily Grill restaurant in San Francisco, California and one Daily Grill restaurant in Houston, Texas. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which was
acquired by the Company during 1996.  See "-- The Grill on the Alley."   The
Grill on the Alley was founded by Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial properties. At December 29, 2002, fifteen Daily Grill restaurants were in operation, eight of which were 100% owned by the Company and located in shopping malls and other commercial properties, one of which was 50% owned and located in Universal CityWalk, California, four of which were managed by the Company and located in hotels and two of which were licensed restaurants.

     Daily Grill locations opened, or are scheduled to open, in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:


                                                                     Ownership
                                       Opened or                     Interest,
                                       Scheduled                     Licensed or
Location                                Opening                       Managed
--------                               ------                          -------

Brentwood, California                  September 1988                     100%
Los Angeles, California                April 1990                         100%
Newport Beach, California              April 1991                         100%
Studio City, California                August 1993                        100%
Palm Desert, California                January 1994                       100%
Irvine, California                     September 1996                     100%
Los Angeles International Airport      January 1997                   Licensed
Washington, D.C.                       March 1997                         100%
Tysons Corner, Virginia                October 1998                       100%
Burbank, California (Hilton Hotel)     January 1999                    Managed
Washington, D.C. (Georgetown Inn)      April 1999                      Managed
Universal CityWalk, California         May 1999                            50%
Skokie, Illinois (DoubleTree Hotel)    September 2000                 Licensed
San Francisco, California
  (Handlery Union Square Hotel)        February 2002                   Managed
Houston, Texas (Westin Galleria)       July 2002                       Managed
El Segundo (South Bay), California     January 2003                      50.1%
Bethesda, Maryland (Hyatt Hotel)       September 2003                     100%

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

     Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by the Company, operated pursuant to a partnership, joint venture or license arrangement or operated pursuant to a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process is the responsibility of Hotel Restaurant Properties, Inc. ("HRP") which identifies suitable locations and negotiates leases, license or management agreements for those properties. See "-- Hotel Property Agreement."

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

     Entrees range in price, subject to regional differences in menu pricing, from $9.50 for an "original" beef dip sandwich to $21.95 for a char-broiled 16 oz. T-bone steak with all the trimmings. The average lunch check is $16.00 per person and the average dinner check is $24.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 29, 2002, food and non-alcoholic beverage sales constituted approximately 85% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 15%.

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

     Atmosphere and Service. All Daily Grill restaurants are presently open for lunch and dinner seven days a week and Sunday brunch. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters for singles to feel comfortable. A number of the Daily Grill restaurants have private dining rooms for banquets or additional seating. The restaurant emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level". Reservations are accepted but not required.

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

     In order to assure that the Company's philosophy of guest service is adhered to, all Daily Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in the Company's procedures and policies but in every aspect of Daily Grill operations. The Company's policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just under 57% per year for hourly employees, considerably below the industry average which management believes to be approximately 125%.

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

THE GRILL ON THE ALLEY

     Background. At December 29, 2002, the Company, through its subsidiary, GCI, owned and operated four The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California, one in San Jose, California, one in Chicago, Illinois and one in Hollywood, California, named The Grill on Hollywood.

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

     Restaurant Sites. At December 29, 2002, the Company operated four Grill restaurants, two of which are non-hotel based facilities and two of which are hotel-based facilities.

     Grill locations opened, or are scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:
                                                                     Ownership
                                                                      Interest,
                                                                     Licensed or
Location                               Opened                          Managed
--------                               ------                          -------

Beverly Hills, California              January 1984                    100.00%
San Jose, California (Fairmont Hotel)  May 1998                         50.05%
Chicago, Illinois (Westin Hotel)       June 2000                        60.00%
Hollywood, California                  November 2001                    51.00%

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

     Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites cannot be reasonably estimated. Management anticipates that additional hotel based Grill restaurants will require minimal capital investment on the Company's part. However, each hotel restaurant arrangement will be negotiated separately and the capital investment by the Company may vary widely. Total project costs of the existing hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $2.1 million to $3.4 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring steaks and seafood and freshly prepared salads and vegetables served in generous portions.

     Entrees range in price from $11.95 for a hamburger to $34.50 for a Prime Porterhouse Steak. The average lunch check is $26.00 per person and the average dinner check is $54.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 29, 2002, food and non-alcoholic beverage sales constituted approximately 71% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 29%.

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


SALE OF PIZZERIA UNO RESTAURANTS

     In April 2002, with the sale of its Cherry Hill, New Jersey Pizzeria Uno Restaurant for $325,000, the Company completed its planned divestiture of its interests in Pizzeria Uno Restaurants. Previously, the Company operated as many as four franchised Pizzeria Uno Restaurants. During 1998, the Company determined that the continued ownership and operation of the Pizza Restaurants did not fit with the Company's strategic growth plan. Based on that determination, in July, 2000, the Company closed its Pizzeria Uno restaurant in Media, Pennsylvania due to declining operations and, in July 2001, the Company sold its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000.

OTHER RESTAURANT ACTIVITIES

     In addition to owning and operating Daily Grill and The Grill, the Company, at December 29, 2002, also provided management services for Daily Grill restaurants at the Burbank Hilton, the Georgetown Inn, the Handlery Hotel and the Westin Galleria and had granted licenses to operate a Daily Grill at LAX, a Daily Grill at the DoubleTree Hotel in Skokie, Illinois and for the City Bar & Grill in the San Jose Hilton.

- RESTAURANT MANAGEMENT SERVICES

     In conjunction with the Company's entry into the hotel restaurant market, in May 1998, the Company began providing management services at the City Bar & Grill at the San Jose Hilton. In September 2002 the agreement relating to the Company's management of the City Bar and Grill was converted to a license agreement under which the Company is entitled to receive royalties equal to the greater of $2,500 per month or 1.5% on sales.

     In May 1998, the Company, pursuant to its agreement with HRP, began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former format to a Daily Grill in January 1999. Pursuant to its management agreement with the hotel, the Company invested $500,000 for conversion of the restaurant to a Daily Grill and is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, the Company is entitled to 30% percent of the annual profits of the restaurant in excess of a base amount.

     In March 1999, the Company, pursuant to the Hotel Property Agreement (see below), began providing management services for a Daily Grill restaurant at the Georgetown Inn. Pursuant to its management agreement with the hotel, the Company was not required to invest in the restaurant but is responsible for management and supervision of the restaurant. The Company is entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, the Company is entitled to a percentage of the annual profits of the restaurant.

     In February 2002, the Company, pursuant to the Hotel Property Agreement, began providing management services for a Daily Grill restaurant at the Handlery Hotel in San Francisco. Pursuant to its management agreement with the hotel, the Company advanced the restaurant $287,000 to be paid out of future operating profits. The Company is entitled to a management fee equal to 6% of gross receipts of the restaurant. Additionally, the Company is entitled to 25% of the net income of the restaurant.

     In July 2002, the Company, pursuant to the Hotel Property Agreement, began providing management services for a Daily Grill restaurant at the Westin Galleria in Houston, Texas. Pursuant to its management agreement with the hotel, the Company advanced the restaurant $64,000 to be repaid out of net income available for distribution, second only to owner's working capital advances. The Company is entitled to a management fee equal to 5% of gross receipts of the restaurant. Additionally, the Company is entitled to 35% of the annual profits of the restaurant after working capital requirements are satisfied.

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

     Skokie Daily Grill. In September 2000, pursuant to the Hotel Property Agreement, a licensed Daily Grill restaurant was opened in the DoubleTree Hotel in Skokie, Illinois. Under the terms of the license, the hotel operator paid all costs to build and open the restaurant and the Company is entitled to a license fee equal to the greater of $65,000 or 2% of sales per year.

HOTEL PROPERTY AGREEMENT

     In order to facilitate the Company's efforts to open restaurants on a large scale basis in hotel properties, the Company, in August of 1998 entered into the Hotel Property Agreement with HRP pursuant to which HRP has agreed to assist the Company in locating suitable hotel locations for the opening of the Company's restaurants. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. The Company will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. The Company may advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day to day operations of each Managed Outlet. The Company will be entitled to receive from HRP a base overhead fee equal to $1,667 per month per Managed Outlet. Net income after repayments required on Manager Loans from each Managed Outlet will be allocated 75% to the Company and 25% to HRP.

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

     At December 29, 2002, the Company operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March 2003, no definitive site had been identified for future construction of free standing restaurants. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will average $325 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which the Company pursues expansion.

     At December 29, 2002, hotel based Daily Grill restaurants were operated under management or licensing agreements in Southern California, Washington, D.C., Skokie, Illinois, San Francisco, California and Houston, Texas, and hotel based Grill restaurants were operated in San Jose, California and Chicago, Illinois. The Company and HRP are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment by the Company may vary widely. The Company signed a lease for a hotel-based owned Daily Grill restaurant in Bethesda, Maryland.

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

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only one management agreement has, as yet, been entered into under the Development Agreement. Certain portions of the exclusivity agreement have terminated due to the lack of performance on Starwood's part.


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

     PURCHASING

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

     The Company utilizes its point-of-sale computer system to monitor inventory levels and sales, then orders food ingredients daily based on such levels. The Company employs contract purchasing in order to lock in food prices and reduce short term exposure to price increases. The Company's Vice President-Operations and Development establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President - Operations and Development in conjunction with the Company's team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

     The Company's marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. The Company's marketing and promotional efforts have been fueled historically by its quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and The Daily Grill have been featured in articles and reviews in numerous local as well as national publications. The Company supplements its reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, direct mail promotions, customer newsletters, a birthday club, as well as holiday and special interest events. The Company also supports and participates in local charity campaigns. These activities are managed by a full time Director of Marketing. Guest feedback is solicited regularly through a comment card program. During 2002, expenditures for advertising and promotion were approximately 1.3% of gross revenues.

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

EMPLOYEES

     The Company and its subsidiaries employ approximately 1,269 people, 37 of whom are corporate personnel and 98 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of the Company's employees, approximately 40% are full-time employees, with the remainder being part-time employees.

     Management believes that its employee relations are good at the present
time.   An anonymous employee survey is taken each year and the results are disseminated to keep management aware of the level of employee satisfaction.

     With the exception of the Chicago Grill on the Alley, none of the Company's employees are represented by labor unions or are subject to collective bargaining or other similar agreements. The union contract covering the Chicago Grill expired in August 2002 and is presently in negotiation. Pending agreement on a new union contract, the Chicago Grill on the Alley is subject to the risk a work stoppage although management does not anticipate one.

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


ITEM 2.   PROPERTIES

     With the exception of certain properties which may be operated pursuant to management arrangements or partnership or joint venture arrangements, all of the Company's restaurants are located in space leased from parties unaffiliated with the Company. The leases have initial terms ranging from 10 to 25 years, with varying renewal options on all but one of such leases. Each of the leases provides for a base rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See "Business."

     The Grill restaurant in San Jose is located in space leased from a hotel management company which may be deemed to be controlled by a director of the Company, Lewis Wolff who may also be deemed to be an affiliate of the Company as a result of his holdings of common stock and securities convertible into or exercisable to acquire common stock of the Company.

     The Company's executive offices are located in 3,300 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in May 2005.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of the Company's fiscal year ended December 29, 2002.



                                     PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
MATTERS

     The Company's common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for the Company's common stock for each quarterly period during the last two fiscal years:

                                             High          Low
                                             ----          ---

2001  -     First  Quarter                   3.344       1.938
            Second Quarter                   3.500       1.940
            Third Quarter                    2.900       1.500
            Fourth Quarter                   1.900       1.100

2002 -      First Quarter                    1.850       1.220
            Second Quarter                   2.000       1.500
            Third Quarter                    1.900       1.400
            Fourth Quarter                   1.850       0.970

     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 17, 2003, the closing bid price of the Common Stock was $1.32.

     As of March 17, 2003, there were approximately 414 holders of record of the Common Stock of the Company.

     The Company has never declared or paid any cash dividend on its Common Stock and does not expect to declare or pay any such dividend in the foreseeable future.

SECURITIES  AUTHORIZED  FOR  ISSUANCE  UNDER  EQUITY  COMPENSATION  PLANS

     The following table gives information about the Company's common stock that may be issued upon exercise of (1) options granted pursuant to the option plan and (2) options or warrants granted pursuant to equity compensation plans not approved by security holders as of December 29, 2002.



                                                                   NUMBER OF SECURITIES
                      NUMBER OF SECURITIES   WEIGHTED-AVERAGE    REMAINING AVAILABLE FOR
                       TO BE ISSUED UPON    EXERCISE PRICE OF     FUTURE ISSUANCE UNDER
                          EXERCISE OF          OUTSTANDING      EQUITY COMPENSATION PLANS
                      OUTSTANDING OPTIONS,  OPTIONS, WARRANTS     (EXCLUDING SECURITIES
PLAN CATEGORY         WARRANTS AND RIGHTS       AND RIGHTS       REFLECTED IN COLUMN (A))
--------------------  --------------------  ------------------  --------------------------
Equity compensation                669,975  $             2.89                     402,525
plans approved by
security holders

                                         -                   -                           -
Equity compensation   --------------------  ------------------  --------------------------
plans not approved
by security holders

Total                              669,975  $             2.89                     402,525
                      --------------------  ------------------  --------------------------

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




                                                               Fiscal Year Ended December
                                                  -------------------------------------------------
                                             1998         1999         2000         2001         2002
                                          -----------  -----------  -----------  -----------  -----------
                                                         (In thousands except per share data)
Statement of Operations Data:
 Sales                                    $   34,464   $   38,432   $   44,598   $   44,529   $   41,286
 Management and license fees                     444          544        1,078          872        1,006
                                          -----------  -----------  -----------  -----------  -----------
 Total revenues                               34,908       38,976       45,676       45,401       42,292
                                          -----------  -----------  -----------  -----------  -----------

 Gross profit                                 25,234       28,090       32,674       32,985       30,858
 Operating expenses:
Restaurant operating expenses                 21,321       23,426       27,201       27,288       25,678
  General and administration                   2,755        3,296        3,303        3,540        3,568
Depreciation and amortization                  1,137        1,196        1,334        1,457        1,492
Pre-opening costs                                175           54          330          199           69
Gain on sale of assets                             -            -            -         (225)         (71)
Unusual charges                                  964            -           73            -            -
                                          -----------  -----------  -----------  -----------  -----------

 Total                                        26,352       27,972       32,241       32,259       30,736
                                          -----------  -----------  -----------  -----------  -----------

 Income (loss) from operations                (1,118)         118          433          726          122
 Interest expense, net                          (231)        (376)        (478)        (394)        (214)
                                          -----------  -----------  -----------  -----------  -----------

Income (loss) before taxes, minority
 interest, equity in loss of joint
 venture and cumulative effective
 of change in accounting principle            (1,349)        (258)         (45)         332          (92)
Provision for income taxes                       (10)          (6)         (14)         (65)         (37)
Equity in loss of joint venture                    -          (74)          (9)          (9)         (23)
Minority interests                               122          (68)         102          211          285
Cumulative effect of change in
 accounting principle                            (70)           -            -            -            -
                                          -----------  -----------  -----------  -----------  -----------

 Net income (loss)                            (1,307)        (406)          34          469          133
                                          -----------  -----------  -----------  -----------  -----------

 Preferred dividends accrued or paid             (85)         (50)         (50)         (50)         (50)
 Accounting deemed dividends                     (83)           -            -            -            -
                                          -----------  -----------  -----------  -----------  -----------

 Net income (loss) applicable to
  common stock                            $   (1,475)  $     (456)  $      (16)  $      419   $       83
                                          ===========  ===========  ===========  ===========  ===========

 Net income (loss) per share applicable
       to common stock (1):
    Basic                                 $    (0.37)  $    (0.11)  $     0.00   $     0.09   $     0.02
                                          ===========  ===========  ===========  ===========  ===========
    Diluted                               $    (0.37)  $    (0.11)  $     0.00   $     0.09   $     0.02
                                          ===========  ===========  ===========  ===========  ===========

 Weighted average shares outstanding
       Basic                               3,972,256    4,003,738    4,104,360    4,776,741    5,537,071
                                          ===========  ===========  ===========  ===========  ===========
       Diluted                             3,972,256    4,003,738    4,104,360    4,866,449    5,551,751
                                          ===========  ===========  ===========  ===========  ===========


Balance Sheet Data:
 Working deficit                          $   (2,300)  $   (3,685)  $   (2,719)  $     (693)  $   (1,321)
 Total assets                                 11,387       11,288       12,534       14,344       13,665
 Long-term debt, less
   current portion                             2,928        2,033        2,866        1,534          976
 Stockholders' equity                          3,867        3,461        3,495        6,045        6,178

(1)  All per share amounts and weighted average shares outstanding have been adjusted to reflect a
1-for-4 reverse stock split effective August 9, 1999.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 27 of this Form 10-K.

GENERAL

     During the fiscal year ended December 29, 2002 the Company owned and operated 15 restaurants and managed or licensed 7 additional restaurants consisting of 10 Daily Grill restaurants (Encino closed in April 2002), 3 Grill on the Alley restaurants, one The Grill on Hollywood restaurant and one Pizzeria Uno restaurant (sold in April 2002) which were owned and operated by the Company, 4 Daily Grill restaurants which are managed by the Company, a City Bar and Grill restaurant which was converted from a managed to a licensed restaurant during the year and 2 Daily Grill restaurants which are licensed by the Company. During the fiscal year ended December 30, 2001, the Company owned and operated 16 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 2 Pizzeria Uno restaurants (one was sold in July
2001), 3 The Grill on the Alley restaurants and 1 The Grill on Hollywood (opened in November 2001) which were owned and operated by the Company, 2 Daily Grill restaurants and a City Bar and Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. During the fiscal year ended December 31, 2000, the Company owned and operated a total of 16 restaurants and managed or licensed 5 additional restaurants, consisting of 10 Daily Grill restaurants, 3 Pizzeria Uno restaurants (one was closed in July
2000) and 3 The Grill on the Alley restaurants which were owned and operated by the Company, 2 Daily Grill restaurants and a City Bar & Grill restaurant which are managed by the Company and 2 Daily Grill restaurants which are licensed by the Company. See "Business."

     Fiscal 2002 operating results include a full year of operations for The Grill on Hollywood (compared to 7 weeks in 2001), 44 weeks of operations at the San Francisco Daily Grill and 25 weeks of operations at the Houston Galleria Daily Grill. The Encino Daily Grill was closed in April 2002 and the Cherry Hill Pizzeria Uno was sold in April 2002.

     Fiscal 2001 operating results include a full year of operations from the Chicago Grill restaurant (compared to 29 weeks in 2000), 7 weeks of operations of The Grill on Hollywood and a full year of operations for the Skokie restaurant (compared to 12 weeks in 2000). The Pizzeria Uno restaurant in South Plainfield, New Jersey was sold in July 2001.

     Fiscal 2000 operating results include a full year of operations and management fees from the Georgetown Inn Daily Grill restaurant (compared to 39 weeks of operations in 1999) and the Universal CityWalk Daily Grill (compared to 25 weeks of operations in 1999), 29 weeks of operations of the Chicago Grill restaurant, and 12 weeks of operations at the Daily Grill in Skokie, Illinois. The Pizzeria Uno restaurant in Media, Pennsylvania was closed in July 2000.

     The Company accounts for its interest in the Universal CityWalk Daily Grill using the equity method. All other owned restaurants are consolidated with minority interest being reflected in the San Jose Fairmont Grill, The Chicago Grill on the Alley, The Grill on Hollywood and the South Bay Daily Grill.

     Sales revenues of the Company are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 81% of combined 2002 sales were food and 19% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

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

     In addition to its cost of food and beverages and normal restaurant operating expenses through April 2002 when the Company sold its last Pizzeria Uno Restaurant, the Company paid a continuing license fee with respect to its Pizza Restaurant, an advertising fee and was required to expend certain minimum amounts on local advertising and promotion. See "Business - Sale of Pizzeria Uno Restaurants."

     In addition to restaurant operating expenses, the Company pays certain general and administrative expenses which relate primarily to operation of the Company's corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers, management personnel and clerical personnel, rent, legal and accounting costs, travel, insurance and various office expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from the Company's Statements of Operations during 2000, 2001 and 2002:




                                                               Fiscal Year Ended December
                                                               --------------------------
                                                2000                   2001                    2002
                                               ------                 ------                  ------
Sales revenues                                  97.6%                   98.1%                  97.6%
Management and licensing fees                    2.4                     1.9                    2.4
                                               ------                 ------                  ------

Total revenues                                  100.0                  100.0                  100.0
Cost of sales                                    28.5                   27.3                   27.0
                                               ------                 ------                  ------

Gross profit                                     71.5                   72.7                   73.0
                                               ------                 ------                  ------

Restaurant operating expense                     59.6                   60.1                   60.7
General and administrative expense                7.2                    7.8                    8.5
Depreciation and amortization                     2.9                    3.2                    3.5
Preopening costs                                  0.7                    0.5                    0.2
Gain on sale of assets                              -                   (0.5)                  (0.2)
Unusual charges                                   0.2                    0.0                    0.0
                                               ------                 ------                  ------

Total operating expenses                         70.6                   71.1                   72.7
                                               ------                 ------                  ------

Operating income                                  0.9                    1.6                    0.3
Interest expense, net                           ( 1.0)                  (0.9)                  (0.5)
                                               ------                 ------                  ------

Income (loss) before income tax                 ( 0.1)                   0.7                   (0.2)
Provision for taxes                               0.0                   (0.2)                  (0.1)
Minority interest                                 0.2                    0.5                    0.7
Equity in loss of joint venture                   0.0                    0.0                   (0.1)
                                               ------                 ------                  ------

Net income                                        0.1%                   1.0%                   0.3%
                                               ======                 ======                  ======


FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Revenues. The Company's revenues for 2002 decreased 6.8% to $42.3 million from $45.4 million in 2001. Sales revenues decreased 7.3% to $41.3 million in 2002 from $44.5 million in 2001. Management and license fee revenues increased to $1,006,000 in 2002 from $872,000 in 2001. System-wide sales, including sales of non-consolidated restaurants operated under license, management agreement or partnership, totaled $62.2 million in 2002, a decrease of 0.3% from $62.4 million in 2001.

     Sales for Daily Grill restaurants decreased by 8.9% from $28.1 million in 2001 to $25.6 million in 2002. The decrease in sales revenues for the Daily Grill restaurants from 2001 to 2002 was primarily attributable to a decrease in same store sales of 4.2% ($1.1 million) for restaurants open for 12 months in both 2002 and 2001 and the closure of the Encino Daily Grill ($1.4 million). Weighted average weekly sales at the Daily Grill restaurants decreased 4.8% from $60,041 in 2001 to $57,133 in 2002. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2002 were negatively affected by decreased customer counts in all restaurants.

     Sales for Grill restaurants increased by 10.8% from $13.7 million in 2001 to $15.2 million in 2002. The increase in sales revenues for the Grill restaurants from 2001 to 2002 was primarily attributable to the opening of the Hollywood Grill in November 2001. Weighted average weekly sales at the Grill restaurants decreased 17.9% from $88,965 in 2001 to $73,057 in 2002. Comparable restaurant sales and weighted average weekly sales at the Grill restaurants in 2002 were negatively affected by decreased guest counts and a much lower check average at the Grill on Hollywood compared to other Grill restaurants.

     Sales for the Pizza Restaurants decreased by 81.7% from $2.7 million in 2001 to $0.5 million in 2002. The decrease in sales revenues for the Pizza Restaurants from 2001 to 2002 was attributable to the closing of the Pizzeria Uno franchise restaurant in Cherry Hill in April 2002 and the closing of the South Plainfield restaurant in July 2001. Weighted average weekly sales at the Pizza Restaurants decreased 14.9% from $34,340 in 2001 to $29,239 in 2002.

     Price increases were last implemented during December 2002 for certain menu items. Selected price increases may be implemented from time to time in the future, consistent with the casual dining industry and how the economy fares. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in head count at existing restaurants and selected price increases. When entering new markets where the Company has not yet established a market presence, sales levels are expected to be lower than in existing markets where the Company has a concentration of restaurants and high customer awareness. Although the Company's experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales may result.

     Management and license fee revenues during 2002 were attributable to (1) hotel restaurant management services which accounted for $726,000 of management fees, and (2) licensing fees from the LAX Daily Grill and Skokie, Illinois Daily Grill which totaled $175,000 and (3) $105,000 in management fees from Universal CityWalk. The increase in management fees during 2002 was attributable to (1) management of the San Francisco Daily Grill for 44 weeks in 2002, and (2) management of the Houston Daily Grill for 25 weeks in 2002 offset by decreases at the Georgetown Inn and Burbank Hilton.

     The Company accounts for its 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, the Company's sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $2.1million during 2002 as compared to $2.0 million during 2001.

     Cost of Sales and Gross Profit. While sales revenues decreased by 7.3% ($3.2 million) in 2002 as compared to 2001, cost of sales decreased by 7.9% ($1.0 million) and decreased as a percentage of sales from 27.3% in 2001 to 27.0% in 2002. The decrease in cost of sales as a percentage of sales revenues was attributable to improved purchasing and menu refinements.

     Gross profit decreased 6.4% from $33.0 million (72.7% of sales) in 2001 to $30.9 million (73.0% of sales) in 2002.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, pre-opening costs, and unusual charges, decreased 4.7% to $30.7 million in 2002 (representing 72.7% of revenues) from $32.3 million in 2001 (representing 71.1% of sales).

     Restaurant operating expenses decreased 5.9% to $25.7 million in 2002 from $27.3 million in 2001. As a percentage of sales, restaurant operating expenses represented 60.7% in 2002 as compared to 60.1% in 2001. The dollar decrease in restaurant operating expenses followed the sales decrease for the Company offset by increases in minimum wages in California. The increase in operating expenses as a percentage of sales resulted from increased insurance costs and labor due to California minimum wage increases.

     General and administrative expenses rose slightly to $3.6 million in 2002 compared to $3.5 million in 2001. General and administrative expenses represented 8.5% of sales in 2002 as compared to 7.8% of sales in 2001. While these expenses in total were nearly equal, there were increases of approximately $224,000 in wages and related benefits, offset by decreases of approximately $176,000 in professional services.

     Depreciation and amortization expense was $1.5 million during 2002 and 2001. Increased depreciation related to the operation of The Grill on Hollywood for a full year was offset by the discontinuance of depreciation for the Encino Daily Grill and the Pizzeria Uno at Cherry Hill.

     Pre-opening costs totaled $69,000 in 2002 as compared with $199,000 in 2001. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of The Grill on Hollywood in November 2001.

     Interest Expense. Interest expense, net, totaled $214,000 during 2002 as compared to $394,000 in 2001. The decrease in interest expense was primarily attributable to not having any bank debt in 2002.

     Minority Interest and Equity in Loss of Joint Venture. The Company reported a minority interest in the loss of its majority owned subsidiaries of $285,000 during 2002, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $102,000, a minority interest in the loss of Chicago - The Grill on the Alley LLC of $67,000, a minority interest in the loss of The Grill on Hollywood, LLC of $269,000 and a minority interest in the loss of The Daily Grill at Continental Park, LLC of $51,000. For the year ending December 30, 2001 the Company recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $77,000, a minority interest in the loss of Chicago - The Grill on the Alley, LLC of $144,000 and a minority interest in the loss of The Grill on Hollywood, LLC of $144,000.

     The Company recorded equity in loss of joint venture of $23,000 in 2002 and $9,000 in 2001 relating to the Company's 50% interest in the Universal CityWalk Daily Grill.

     The Company reported net income of $133,000 in 2002 as compared to a net income of $469,000 for 2001.

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

     Sales for the Pizza Restaurants decreased by 37.2% from $4.3 million in 2000 to $2.7 million in 2001. The decrease in sales revenues for the Pizza Restaurants from 2000 to 2001 was attributable to (1) the closing of the Pizzeria Uno franchise restaurant in Media, PA ($0.6 million), (2) the sale of the Pizzeria Uno in South Plainfield, NJ ($0.9 million) and (3) a 4.6% decline in same store sales at the remaining location. Weighted average weekly sales at the Pizza Restaurants increased 7.2% from $32,000 in 2000 to $34,300 in 2001. Management previously determined that continued ownership and operation of the Pizza Restaurants does not fit with the Company's strategic growth plans. In July 2001, the Company finalized the sale of its Pizza Restaurant in South Plainfield, New Jersey for $700,000. At the end of 2001, the Company was seeking a suitable buyer for its Pizza Restaurant in Cherry Hill, New Jersey.

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

     Cost of Sales and Gross Profit. While sales revenues decreased by 0.2% in 2001 as compared to 2000, cost of sales decreased by 4.5% ($0.6 million) and decreased as a percentage of sales from 28.5% in 2000 to 27.3% in 2001. The decrease in cost of sales as a percentage of sales revenues was primarily attributable to menu refinements and related sales mix as well as cost reductions resulting from improved purchasing.

     Gross profit increased 1.0% from $32.7 million (71.5% of sales) in 2000 to $33.0 million (72.7% of sales) in 2001.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, pre-opening costs, and unusual charges, rose 0.1% to $32.3 million in 2001 (representing 71.1% of revenues) from $32.2 million in 2000 (representing 70.6% of sales).

     Restaurant operating expenses decreased 0.5% to $27.1 million in 2001 from $27.2 million in 2000. As a percentage of sales, restaurant operating expenses represented 59.6% in both 2001 and 2000. The decrease in restaurant operating expenses resulted primarily from the sale of the Pizzeria Uno restaurant in South Plainfield, New Jersey for net proceeds of $225,000 which were credited against restaurant operating expenses.

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

     Pre-opening costs totaled $199,000 in 2001 as compared with $330,000 in 2000. These pre-opening costs were attributable to the opening in 2001 of The Grill on Hollywood and in 2000 of the Chicago Grill.

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 29, 2002, the Company had a working capital deficit of $1.3 million and a cash balance of $1.3 million as compared to a working capital deficit of $0.7 million and a cash balance of $2.3 million at December 30, 2001. In 2002 the Company used cash to purchase fixed assets for the South Bay Daily Grill ($0.7 million), remodel the Newport Beach Daily Grill ($0.4 million), repay debt ($0.5 million) and make advances to managed restaurants ($0.4 million) which opened in San Francisco and Houston. During 2001, the Company's cash was primarily attributable to the issuance of new equity, proceeds from the sale of the Pizzeria Uno in South Plainfield, New Jersey and cash flow from operations that were used to pay off the Company's bank borrowing of $1.2 million and other debt of $0.5 million. The Company has generated modest net income in each of the last three fiscal years and has generated positive operating cash flows in each of the last five years.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $1.0 million to $1.6 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements.

     At December 29, 2002, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers/directors of $0.3 million, equipment loans of $0.8 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.8 million at December 29, 2002 and will ratably reduce to $0.5 million by the end of fiscal year 2003. To provide for future financing needs, management intends to increase its borrowing capacity in 2003 by securing additional financing. However, there can be no assurances that such financing will be available on acceptable terms.

     On August 1, 2000, the Company received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, the Company issued 40,000 warrants. In June 2001 the lender became a member of the Company's Board
of Directors and the loan was reclassified as related party debt.   The balance
owed on the loan at December 29, 2002 was $176,000.

     On December 13, 2001 the Company amended its bank credit facility converting the term loan to a $0.8 million reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The maximum borrowing available under the reducing line of credit was $500,000 at December 29, 2002 and will ratably reduce to $200,000 by the end of fiscal 2003. The Company has an additional line of credit which provides borrowing up to $0.3 million. At December 29, 2002 and December 30, 2001 there were no borrowings under either line of credit. Interest is payable at the bank's prime rate. In connection with the Credit Facility the Company is required to comply with certain debt service coverage and liquidity requirements. Two of the Company's principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, the Company issued warrants to purchase 150,000 shares at an exercise price of $1.406 per share exercisable for a period of four years and agreed to pay each of the stockholders interest of 2% per annum on the average annual balance on the note payable to the bank for guaranteeing the note. The reducing line of credit matures in October 2004.

     During 2002, the Company and its subsidiaries were obligated under 16 leases covering the premises in which the Company's Daily Grill, Grill and Pizza Restaurants are located as well as leases on its executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $2.2 million in 2002 and paid percentage rent obligations above and beyond minimum rent of $0.4 million. The Company's minimum rent obligations for 2003 are $2.1 million.

     The Company began management in February 2002, of the San Francisco Daily Grill in the Handlery Hotel in Union Square. Cost of opening the Handlery Hotel Daily Grill in San Francisco was $2.8 million, of which the Company advanced approximately $287,000, with the balance being paid by the hotel owners. The advance made by the Company will be repaid through future profits.

     The Company began management of a hotel-based Daily Grill in the Westin Galleria in Houston, Texas on July 10, 2002. Under the terms of the Management Agreement, the Company has advanced $64,000 to the restaurant for initial working capital to be repaid from future cash flows.

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

     Capital expenditures were $2.4 million in 2000, $1.4 million in 2001 and $1.3 million in 2002. Capital expenditures in fiscal 2003 are expected to be between $0.7 million and $1.1 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on the Company's part. In addition, if the Company opens more, or less, restaurants than it currently anticipates, its capital requirements will increase, or decrease, accordingly.

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

     The Series I Convertible Preferred Stock was converted into 200,000 shares of common stock in July 2000.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $276,000 at December 29, 2002 and $226,000 at December 30, 2001.

     The $8.00 Warrants were exercisable to purchase common stock at a price of $8.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The warrants expired in June 2002.

     The $12.00 Warrants were exercisable to purchase common stock at a price of $12.00 per share commencing three years from the date of issuance and ending five years from the date of issuance. The warrants expired in June 2002.

     In February of 1999, the Company entered into a limited liability company/member loan arrangement to provide financing for the planned opening of a Grill restaurant at the Chicago Westin Hotel which opened June of 2000. Pursuant to the financing arrangement for the Chicago Westin Hotel Grill, investor members of the limited liability company (the "Chicago LLC") invested $1,000 in the Chicago LLC and loaned an additional $1.699 million to the Chicago LLC. $1,190,000 of the loan was converted to equity. The Company manages the Chicago LLC for which it receives a management fee of 5% of sales and owns a 60% interest in the Chicago LLC. The Company guaranteed repayment of the loan to the Chicago LLC and issued warrants to acquire 203,645 shares of common stock at $7.00 per share. The total cost to construct the Chicago Grill was $2.5 million. The Chicago Grill opened in June 2000. At December 29, 2002, the balance of the loan to Chicago LLC guaranteed by the Company was $414,000.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution. Preferred return payments of $81,000 were paid to the non-manager member during 2002. These
payments are treated as a reduction of equity.   Payments returning  $95,000 of
converted capital contribution were made in 2002. The minority member's unrecovered capital contribution at December 29, 2002 was $750,000.

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In 2002 two distributions of distributable cash totaling $167,000 were made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at December 29, 2002 was $150,000.

     In July 2001, the Company entered into a limited liability company for the opening of The Grill on Hollywood. The investor member of the limited liability
company invested $1.2 million.   The Company invested $250,000 and owns a 51%
interest in The Grill on Hollywood, LLC. The Company manages The Grill for which it receives a management fee of 5% of sales. In November 2001, the Company opened The Grill on Hollywood as a free-standing restaurant in Hollywood, California.

     The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests. No distributions were made in 2002. The minority member's unrecovered capital contribution at December 29, 2002 was $1,200,000.

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

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only one management agreement has, as yet, been entered into under the Development Agreement. Certain portions of the exclusivity agreement have terminated due to the lack of performance on Starwood's part.

     In July 2001, the Company sold its South Plainfield, New Jersey Pizza Restaurant for net proceeds of $225,000.

     In April 2002, the Company sold its Cherry Hill, New Jersey Pizza Restaurant for net proceeds of $264,000.

     In April 2002, the Company closed its Encino, California Daily Grill restaurant when the lease expired. Assets of the restaurant were sold for net proceeds of $61,000.

     In May 2002, the Company entered into a limited liability company for the opening of the South Bay Daily Grill. The investor member of the limited liability company invested $1.0 million. The Company invested $350,000 and owns a 50.1% interest in The Daily Grill at Continental Park, LLC. The Company will manage the South Bay Daily Grill for which it will receive a management fee of 5% of sales. The restaurant opened January 16, 2003.

     In October 2002, the Company signed a lease for an owned hotel based restaurant in Bethesda, Maryland. The restaurant is scheduled to open in the third quarter 2003.

     Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months. The Company projects increased operating cash flows in 2003 which, when added to existing cash balances, will allow it to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, the majority of which have occurred, as well as, modest increases in same store sales. The Company does not expect sales to decrease in fiscal
2003 as was the case in fiscal 2002, however, a further deterioration in the economy and the hospitality industry could impact projected cash flows. Management believes it can respond to a further decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, the Company might require additional capital which might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard. See "Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."


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

Principals of Consolidation and Minority Interests
--------------------------------------------------

       The Company's restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through four majority-owned limited liability companies and through a 50% owned joint venture. The Company's consolidated financial statements include balance sheet and income statement items, after eliminating intercompany accounts and transactions, of each wholly-owned and majority-owned subsidiary. The proportionate interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

       The Company's interest in the 50% owned joint venture which operates the Universal CityWalk Daily Grill is accounted for under the equity method of accounting. Under the equity method, the balance sheet and statement of operations items of that joint venture are not included on the Company's financial statements. Instead, the Company reports on its statement of operations a single line entry reflecting its proportionate interest in the earnings or loss of the joint venture, provided that the aggregate net losses from the joint venture do not exceed the Company's equity in the venture. The Company's equity in the joint venture is reflected as an investment on the balance sheet which is adjusted, but not below zero, to reflect the Company's aggregate share of net income and losses of the venture.

Impairment of Long-Lived Assets
-------------------------------

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

       Utilizing the above method, the Company, in prior years, wrote down the assets of its Pizza Restaurants to zero. Based on the Company's review of its presently operating restaurants and other long-lived assets, during the fiscal year ended December 29, 2002, the Company recorded no impairments of its long-lived assets.


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

     The employees of the Chicago restaurant are members of the Hotel Employees and Restaurant Employees Union AFL-CIO. The union contract covering the Chicago Grill expired in August 2002 and is presently in negotiation. Pending agreement on a new union contract, the Chicago Grill on the Alley is subject to the risk of a work stoppage although management does anticipate one.

     The Company closed its Media, Pennsylvania Pizza Restaurant in 2000, sold its South Plainfield, New Jersey Pizza Restaurant for $700,000 in July 2001, and sold its Cherry Hill, New Jersey Pizza Restaurant for $325,000 in April 2002.
As a result of the foregoing, the Company no longer operates Pizzeria Uno restaurants.

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

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the year ended 2002.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure'" which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results of operations.

     In January 2003, the FASB issued FIN No. 46, " Consolidation of Variable Interest Entities." FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling financial interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a
variable interest entity.   The primary beneficiary is the party that is exposed
to the majority of the risk or stands to benefit the most from the variable interest entity's activities. A variable interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the beginning of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its reducing credit line facility. At December 29, 2002 there are no borrowings under the credit line. Borrowings under the credit facility bear interest at the lender's prime rate. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

                                     PART IV

ITEM  14.     CONTROLS  AND  PROCEDURES

       Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report on Form 10-K, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES AND REPORTS ON FORM 8-K

(a)  The  following  documents  are  filed  as  a  part  of  this  Report:

     (1) Consolidated Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements and supplementary data filed as part of this report.

     (2)  Financial  Statement  Schedules

                Schedule  II  -  Valuation  and  Qualifying  Accounts  and
                                 Allowances

     (3)  Exhibits

         Exhibit
         Number               Description  of  Exhibit
         ------               ------------------------

     3.1     Certificate  of  Incorporation, as amended, of Grill Concepts, Inc.
             (7)
     3.2     Certificate  of  Amendment to Restated Certificate of Incorporation
             of  Grill  Concepts,  Inc.  (8)
     3.3     Certificate  of  Amendment  to  Restated Certificate of
             Incorporation of Grill  Concepts,  Inc.  dated  August  1999  (13)
     3.4     Certificate  of  Amendment  of  Restated Certificate of
             Incorporation of Grill  Concepts,  Inc., dated  July  3, 2001  (20)
     3.5     Bylaws,  as  amended,  of  Grill  Concepts,  Inc.  (1)
     3.6     Amendment  to  Bylaws  of  Magellan  Restaurant Systems, Inc. dated
             December  31,  1994  (2)
     4.1     Certificate  of  Designation  fixing  terms  of Series II Preferred
             Stock  (8)
     4.2     Specimen  Common  Stock  Certificate  (1)
     4.3     Form  of  Offshore  Warrant  (3)
     4.4     Form  of  $8.00  Warrant  (8)
     4.5     Form  of  $12.00  Warrant  (8)
    10.1     Form  of  Franchise  Agreement  (1)
    10.2     Lease  Agreement  between  Uno  Concepts  of Cherry Hill, Inc. and
             Denbob  Corp.  dated  June  29, 1989 for premises in Cherry Hill,
             New Jersey (1)
   +10.3     Grill  Concepts,  Inc.  1995  Stock  Option  Plan  (6)
   +10.4     Employment  Agreement,  dated January 1, 2001, with Robert Spivak
             (18)
    10.5     Operating  Agreement  for  San Jose Grill LLC, dated June 1997 (9)
    10.6     Amendment,  dated  December  1997,  to Operating Agreement for San
             Jose  Grill  LLC  (9)
    10.7     Subordinate  Note, dated December 1997, relating to San Jose Grill
             LLC  (9)
    10.8     Management  Agreement  re:  San  Jose  City  Bar  &  Grill  (10)
    10.9     Blanket  Conveyance,  Bill  of  Sale  and Assignment between Grill
             Concepts,  Inc.  and  Air  Terminal  Services,  Inc.  (11)
    10.10    License Agreement between Grill Concepts, Inc. and Airport Grill,
             L.L.C.  (11)
    10.11    Agreement,  dated  August  27, 1998, between Grill Concepts, Inc.
             and  Hotel  Restaurant  Properties,  Inc.  (11)

    10.12    Restaurant  Management  Agreement  between  Grill Concepts, Inc.,
             Hotel Restaurant Properties, Inc. and CapStar Georgetown Company,
             L.L.C. for the Georgetown  Inn  (11)
    10.13    Loan  Agreement  between  Grill  Concepts,  Inc.  and  The  Wolff
             Revocable  Trust  of  1993  (12)
    10.14    Addendum  to  Management  Agreement re: San Jose City Bar & Grill
             (12)
   +10.15    Grill  Concepts,  Inc. 1998 Comprehensive Stock Option and Award
             Plan,  as  amended  February  27,  2001  (14)
    10.16    Bank  of  America  Business  Loan  Agreement  (15)
    10.17    Peter  Roussak  Warrant  dated  November  1999  (15)
    10.18    Chicago  -  Grill  on  the  Alley  Warrant  (15)
    10.19    Chicago  -  Grill  on  the  Alley  First  Extension  Warrant (15)
    10.20    Chicago  -  Grill  on  the  Alley  Second  Extension Warrant (15)
    10.21    Guaranty  -  Michigan  Avenue  Group  Note  (15)
    10.22    Operating Agreement for Chicago - The Grill on the Alley LLC (15)
    10.23    Letter  Agreement  dated July 19, 2000 with Wells Fargo Bank (16)
    10.24    Indemnification  Agreement between Grill Concepts, Inc., Lewis N.
             Wolff  and  the  Lewis N. Wolff Revocable Trust of 1993 and Michael
             S. Weinstock and  Michael  S. Weinstock Trustee of the Michael S.
             Weinstock Living Trust (16)
    10.25    Form  of  Letter  Agreement  regarding  Loan  Facility  (16)
    10.26    Form  of  four  year  9%  Promissory  Note  (16)
    10.27    Form  of  Warrant issued in connection with Promissory Notes (16)
    10.28    Guarantee  Agreement  dated  July 11, 2000 with Michael Weinstock and  Lewis  Wolff  (16)
    10.29    Form  of  Warrant  issued  in  connection with Loan Guaranty (16)
    10.30    Michael  Grayson  Warrant  (17)
    10.31    Daily  Grill  Restaurant Management Agreement, dated February 5,
             2001, between  Grill  Concepts  Management,  Inc.,  Hotel
             Restaurant  Properties  II Management,  Inc.,  and  Handlery Hotel,
             Inc.  (17)
    10.32    Asset  Purchase  Agreement,  dated  October  18,  2000  re: South
             Plainfield  Pizzeria  Uno  (17)
    10.33    Subscription Agreement, dated May 16, 2001, by and between Grill
             Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
    10.34    Development Agreement by and between Grill Concepts, Inc. and
             Starwood Hotels & Resorts Worldwide, Inc. (19)
    10.35    Investor Rights Agreement by and between Grill Concepts, Inc. and
             Starwood Hotels & Resorts Worldwide, Inc. (19)
    10.36    Stockholders' Agreement by and between Grill Concepts, Inc.,
             Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael
             Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of
             1993. (18)
    10.37    Form of $2.00 Warrant. (19)
    10.38    Amendment to Hotel Restaurant Properties, Inc. Agreement, dated
             July 27, 2001 (20)
    10.39    Amendment  to  San  Jose  City  Bar  and  Grill  Agreement  (21)
    21.1*    Subsidiaries  of  Registrant
    23.1*    Consent  of  PricewaterhouseCoopers  LLP
    99.1*    Certification  of  CEO  Pursuant  to  18.U.S.C. Section
             1350,  as  Adopted  Pursuant  to  Section 906 of the Sarbanes-Oxley
             Act of 2002.
    99.2*    Certification  of  CFO  Pursuant  to  18.U.S.C.  Section 1350, as
             Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(4) Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 13, 1996.
(5) Incorporated by reference to the respective exhibits filed with Registrant's Annual Report on Form 10-KSB for the year ended December 25, 1994.
(6) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.
(7) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.
(8) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended June 29, 1997.
(9) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.
(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended March 29, 1998.
(11) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.
(12) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.
(13) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 1999.
(14) Incorporated by reference to the Company's Definitive Proxy Statement filed May 29, 2001.
(15) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 26, 1999.
(16) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended September 24, 2000.
(17) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(18) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended April 1, 2001.
(19) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated May 16, 2001.
(20) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended July 1, 2001.
(21) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 30, 2001.


(b)  Reports  on  Form  8-K

     The Company filed no reports on Form 8-K during the quarter ended December 29, 2002.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL  CONCEPTS,  INC.

                                                           By:
                                                             /s/ Robert Spivak
                                                             -----------------
                                                             Robert  Spivak
                                                             President

Dated:  March  24,  2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                      Title                              Date
     ---------                      -----                              ----

/s/ Robert Spivak
------------------            President,                        March  24,  2003
Robert  Spivak                Chief Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Michael Weinstock
---------------------
Michael  Weinstock            Chairman  of  the  Board          March  24,  2003
                              of  Directors and
                              Executive  Vice  President


/s/ Charles Frank
-------------------           Director                          March  24,  2003
Charles  Frank

/s/ Glenn Golenberg
--------------------          Director                          March  24,  2003
Glenn  Golenberg


/s/ Norman MacLeod
---------------------         Director                          March  24,  2003
Norman  MacLeod

/s/ Stephen Ross
---------------------         Director                          March  24,  2003
Stephen  Ross

/s/ Lewis Wolff
---------------------         Director                          March  24,  2003
Lewis  Wolff


/s/ Daryl Ansel
---------------------        Chief  Financial  Officer          March  24,  2003
Daryl  Ansel                (Principal  Accounting  Officer
                             And Principal  Financial  Officer)

                                 CERTIFICATIONS

I,  Robert  Spivak,  certify  that:

1.     I  have reviewed this annual report on Form 10-K of Grill Concepts, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  March  24,  2003

By:
/s/ Robert Spivak
------------------
Robert  Spivak
Chief  Executive  Officer

                                 CERTIFICATIONS

I,  Daryl  Ansel,  certify  that:

1.     I  have reviewed this annual report on Form 10-K of Grill Concepts, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated:  March  24,  2003

By:
/s/ Daryl Ansel
-----------------
Daryl  Ansel
Chief  Financial  Officer

Grill  Concepts,  Inc.  and  Subsidiaries
Schedule  II




                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES


                        Balance at Beginning   Additions      Net      Balance
                              Of Year         Charged to   Deductions   At End
                                              Operations               Of Year
Allowance for
    Doubtful Accounts

Year Ended
     December 29, 2002              -           $ 46,000        -      $ 46,000

Financial Statement


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT ACCOUNTANTS                                           F-2

CONSOLIDATED BALANCE SHEETS
      AS OF DECEMBER 29, 2002 AND DECEMBER 30, 2001                         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001               F-4
     AND DECEMBER 31, 2000

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001               F-5
     AND DECEMBER 31, 2000

CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001               F-6
     AND DECEMBER 31, 2000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Grill Concepts, Inc.

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 15(a)(2) on page 30 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We did not audit the financial statements of the Company's majority-owned subsidiaries, The San Jose Grill, LLC (a California Limited Liability Company) and Chicago-The Grill on The Alley, LLC (an Illinois Limited Liability Company) for the year ended December 31, 2000, which combined statements reflect total revenues of $8,063,000. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for the aforementioned majority-owned subsidiaries, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


PricewaterhouseCoopers LLP

March 14, 2003

Los Angeles, CA

                                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS


                                                                                  DECEMBER 29,    DECEMBER 30,
                                                                                      2002            2001
                                                                                 --------------  --------------
ASSETS

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                       $   1,275,000   $   2,300,000
 INVENTORIES                                                                           469,000         590,000
 RECEIVABLES, NET OF RESERVE ($46,000 AND $0 IN 2002 AND 2001, RESPECTIVELY)           549,000         602,000
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                                             527,000         575,000
                                                                                 --------------  --------------
     TOTAL CURRENT ASSETS                                                            2,820,000       4,067,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                           8,768,000       9,066,000

GOODWILL                                                                               205,000         205,000
LIQUOR LICENSES                                                                        332,000         454,000
RESTRICTED CASH                                                                        616,000               -
ADVANCES TO MANAGED OUTLETS                                                            351,000               -
NOTE RECEIVABLE                                                                        121,000               -
OTHER ASSETS                                                                           452,000         552,000
                                                                                 --------------  --------------
     TOTAL ASSETS                                                                $  13,665,000   $  14,344,000
                                                                                 ==============  ==============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                                                $     978,000   $   1,179,000
 ACCRUED EXPENSES                                                                    2,454,000       2,919,000
 CURRENT PORTION OF LONG-TERM DEBTS                                                    403,000         369,000
 NOTES PAYABLE - RELATED PARTIES                                                       306,000         293,000
                                                                                 --------------  --------------
     TOTAL CURRENT LIABILITIES                                                       4,141,000       4,760,000

LONG-TERM DEBTS                                                                        538,000         943,000
NOTES PAYABLE - RELATED PARTIES                                                        438,000         591,000
                                                                                 --------------  --------------
     TOTAL LIABILITIES                                                               5,117,000       6,294,000
                                                                                 --------------  --------------

MINORITY INTEREST                                                                    2,370,000       2,005,000

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
SERIES I, CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; 1,000,000 SHARES
   AUTHORIZED, NONE ISSUED AND OUTSTANDING IN 2002 AND 2001                               -                 -
SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE; 1,000,000 SHARES
   AUTHORIZED, 500 SHARES ISSUED AND OUTSTANDING IN 2002 AND 2001, LIQUIDATION
   PREFERENCE OF $276,000 AND $226,000 IN 2002 AND 2001, RESPECTIVELY                     -                 -
COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED IN 2002 AND
   2001, 5,537,071 ISSUED AND OUTSTANDING IN 2002 AND 2001                                -                 -
ADDITIONAL PAID-IN CAPITAL                                                          13,152,000      13,152,000
ACCUMULATED DEFICIT                                                                 (6,974,000)     (7,107,000)
                                                                                 --------------  --------------
     TOTAL STOCKHOLDERS' EQUITY                                                      6,178,000       6,045,000
                                                                                 --------------  --------------

     TOTAL LIABILITIES, MINORITY INTEREST  AND STOCKHOLDERS' EQUITY              $  13,665,000   $  14,344,000
                                                                                 ==============  ==============



                                    GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                DECEMBER 29,    DECEMBER 30,    DECEMBER 31,
                                                                    2002           2001           2000
                                                               --------------  --------------  --------------
REVENUES:
 SALES                                                         $  41,286,000   $  44,529,000   $  44,598,000
 MANAGEMENT AND LICENSE FEES                                       1,006,000         872,000       1,078,000
                                                               --------------  --------------  --------------
     TOTAL REVENUES                                               42,292,000      45,401,000      45,676,000
 COST OF SALES                                                    11,434,000      12,416,000      13,002,000
                                                               --------------  --------------  --------------

     GROSS PROFIT                                                 30,858,000      32,985,000      32,674,000
                                                               --------------  --------------  --------------

OPERATING EXPENSES:
 RESTAURANT OPERATING EXPENSES                                    25,678,000      27,288,000      27,201,000
 GENERAL AND ADMINISTRATIVE                                        3,568,000       3,540,000       3,303,000
 DEPRECIATION AND AMORTIZATION                                     1,492,000       1,457,000       1,334,000
 PREOPENING COSTS                                                     69,000         199,000         330,000
   GAIN ON SALE OF ASSETS                                            (71,000)       (225,000)              -
 UNUSUAL CHARGES                                                           -               -          73,000
                                                               --------------  --------------  --------------
     TOTAL OPERATING EXPENSES                                     30,736,000      32,259,000      32,241,000
                                                               --------------  --------------  --------------
     INCOME FROM OPERATIONS                                          122,000         726,000         443,000
INTEREST EXPENSE, NET                                               (150,000)       (182,000)       (398,000)
INTEREST EXPENSE - RELATED PARTIES                                   (64,000)       (212,000)        (80,000)
                                                               --------------  --------------  --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, MINORITY
INTEREST, AND EQUITY IN LOSS OF JOINT VENTURE                        (92,000)        332,000         (45,000)
PROVISION FOR INCOME TAXES                                           (37,000)        (65,000)        (14,000)
                                                               --------------  --------------  --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN LOSS OF
JOINT VENTURE                                                       (129,000)        267,000         (59,000)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                            285,000         211,000         102,000
EQUITY IN LOSS OF JOINT VENTURE                                      (23,000)         (9,000)         (9,000)
                                                               --------------  --------------  --------------

     NET INCOME                                                      133,000         469,000          34,000
                                                               --------------  --------------  --------------

 PREFERRED DIVIDENDS ACCRUED OR PAID                                 (50,000)        (50,000)        (50,000)
                                                               --------------  --------------  --------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                   $      83,000   $     419,000   $     (16,000)
                                                               ==============  ==============  ==============

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCK:
     BASIC NET INCOME (LOSS)                                   $        0.02   $        0.09   $        0.00
                                                               ==============  ==============  ==============
     DILUTED NET INCOME (LOSS)                                 $        0.02   $        0.09   $        0.00
                                                               ==============  ==============  ==============
AVERAGE-WEIGHTED SHARES OUTSTANDING:
     BASIC                                                         5,537,071       4,776,741       4,104,360
                                                               ==============  ==============  ==============
     DILUTED                                                       5,551,751       4,866,449       4,104,360
                                                               ==============  ==============  ==============


                                             GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                        SERIES I PREFERRED STOCK   SERIES II PREFERRED STOCK  COMMON STOCK      ADDITIONAL
                                                                                                PAID-IN     ACCUMULATED
                              SHARES   AMOUNT       SHARES  AMOUNT        SHARES    AMOUNT      CAPITAL      DEFICIT        TOTAL
                             -------  --------      ------  --------      ---------  --------  -----------  -------------   -------
BALANCE, DECEMBER 26, 1999      1,000   $  -         500     $  -         4,003,738  $  -      $11,071,000  $(7,610,000) $3,461,000

  CONVERSION OF SERIES I,
  CONVERTIBLE PREFERRED        (1,000)     -           -        -           200,000     -             -            -            -
  STOCK, TO COMMON STOCK

  NET INCOME                      -        -           -        -               -       -             -          34,000      34,000
                             -------  --------      ------  --------      ---------  --------  -----------  -------------   -------

BALANCE, DECEMBER 31, 2000        -        -         500        -         4,203,738     -       11,071,000    (7,560,000) 3,495,000

  ISSUANCE OF COMMON              -        -           -        -         1,333,333     -        2,081,000                2,081,000
  STOCK AND WARRANTS

  NET INCOME                      -        -           -        -               -       -             -          469,000    469,000
                             -------  --------      ------  --------      ---------  --------  -----------  -------------   -------

BALANCE, DECEMBER 30, 2001        -        -         500        -         5,537,071      -       13,152,000   (7,107,000) 6,045,000

  NET INCOME                      -        -           -        -               -        -            -          133,000    133,000
                             -------  --------      ------  --------      ---------  --------  -----------  -------------   -------
BALANCE, DECEMBER 29, 2002        -     $  -         500     $  -         5,537,071   $  -      $13,152,000  $(6,974,000)$6,178,000
                             =======  ========      ======  ========      =========  ========  ===========  =============   =======


                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                                                  DECEMBER 29    DECEMBER 30,    DECEMBER 31,
                                                                     2002           2001            2000
                                                                 -------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                      $    133,000   $     469,000   $      34,000
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                                1,492,000       1,457,000       1,334,000
       UNUSUAL CHARGES - WRITE-OFF OF ASSETS                                -               -          73,000
       GAIN ON SALE OF ASSETS                                         (71,000)       (225,000)              -
       MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                 (285,000)       (211,000)       (102,000)
       EQUITY IN LOSS OF JOINT VENTURE                                 23,000           9,000           9,000
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         INVENTORIES                                                  121,000         (49,000)       (115,000)
         RECEIVABLES                                                   53,000          (1,000)         84,000
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                     33,000        (303,000)         24,000
         LIQUOR LICENSES AND OTHER ASSETS                              78,000         (56,000)         51,000
         ACCOUNTS PAYABLE                                            (201,000)       (241,000)       (461,000)
         ACCRUED EXPENSES                                            (373,000)        547,000         695,000
                                                                 -------------  --------------  --------------

               NET CASH PROVIDED BY OPERATING ACTIVITIES            1,003,000       1,396,000       1,626,000
                                                                 -------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 ADDITIONS TO FURNITURE, EQUIPMENT AND IMPROVEMENTS                (1,335,000)     (1,423,000)     (2,382,000)
 RESTRICTED CASH FOR DAILY GRILL AT CONTINENTAL PARK, LLC           ( 616,000)              -               -
 PROCEEDS FROM SALE OF FIXED ASSETS                                   175,000         655,000               -
 ADVANCE TO MANAGED OUTLETS                                          (351,000)              -               -
 PURCHASE OF LIQUOR LICENSE                                                 -         (31,000)              -
 ADDITIONAL INVESTMENT IN CITYWALK                                    (47,000)              -               -
                                                                 -------------  --------------  --------------
               NET CASH USED IN INVESTING ACTIVITIES               (2,174,000)       (799,000)     (2,382,000)
                                                                 -------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 PROCEEDS FROM ISSUANCE OF NOTES PAYABLE                                    -               -         400,000
 NET INCREASE IN BANK LINE OF CREDIT                                        -               -         100,000
 PROCEEDS FROM TERM DEBT                                                    -               -       1,200,000
 RETURN OF CAPITAL TO MINORITY MEMBER ON SAN JOSE GRILL LLC          (167,000)        (90,000)              -
 PROCEEDS FROM MINORITY MEMBER'S INVESTMENT IN  LLCS                1,000,000       1,200,000       1,190,000
 PREFERRED RETURN TO MINORITY MEMBER ON CHICAGO - THE GRILL          (176,000)       (191,000)        (73,000)
   ON THE ALLEY, LLC
 PROCEEDS FROM EQUIPMENT FINANCING                                          -               -       1,007,000
 PAYMENTS ON LONG TERM DEBT AND BANK LOANS                           (371,000)     (1,562,000)     (2,398,000)
 PAYMENTS ON RELATED PARTY DEBT                                      (140,000)       (138,000)       (399,000)
 PROCEEDS FROM ISSUANCE OF COMMON STOCK                                     -       1,861,000               -
                                                                 -------------  --------------  --------------

               NET CASH PROVIDED BY FINANCING ACTIVITIES              146,000       1,080,000       1,027,000
                                                                 -------------  --------------  --------------

               NET INCREASE (DECREASE) IN CASH AND CASH            (1,025,000)      1,677,000         271,000
                  EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        2,300,000         623,000         352,000
                                                                 -------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $  1,275,000   $   2,300,000   $     623,000
                                                                 =============  ==============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
 CASH PAID DURING THE YEAR FOR:
   INTEREST                                                      $    240,000   $     391,000   $     544,000
   INCOME TAXES                                                  $    100,000   $      28,000   $      12,000
 NON-CASH TRANSACTIONS:
   NOTE RECEIVABLE FROM SALE OF ASSETS                           $    117,000               -               -

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 29, 2002, the Company owned and operated thirteen restaurants, consisting of seven Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood (The Grill on Hollywood, LLC): one Daily Grill in Washington, D.C.; and one Daily Grill in Virginia. Each of the Company's restaurants is owned and operated on a nonfranchise basis by the Company. The Company manages four Daily Grill restaurants and licenses two additional Daily Grill restaurants. During 2002 the San Jose City Bar and Grill which had been operated under a management agreement was converted to a license agreement.

     LIQUIDITY

     At December 29, 2002, the Company had a working capital deficit of $1.3 million and a cash balance of $1.3 million as compared to a working capital deficit of $0.7 million and a cash balance of $2.3 million at December 30, 2001. The decrease in the Company's cash was primarily attributable to the purchase of fixed assets for The Daily Grill at Continental Park, LLC ($0.7 million), the remodel of the Newport Daily Grill ($0.4 million), advances to new managed locations ($0.4 million) and repayment of debt ($0.5 million). The Company has generated modest net income in each of the last three fiscal years and has generated positive operating cash flows in each of the last five years.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $1.0 million to $1.6 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $2.4 million in 2000, $1.4 million in 2001 and $1.3 million in 2002. Capital expenditures in fiscal 2003 are expected to be between $0.7 Million and $1.1 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants.

     At December 29, 2002, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers/directors of $0.3 million, equipment loans of $0.8 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.8 million at December 29, 2002 and will ratably reduce to $0.5 million by the end of fiscal year 2003. Management does not anticipate having to borrow funds under credit facility in fiscal year 2003. To provide for future financing needs, management intends to increase its borrowing capacity in 2003 by securing additional financing. However, there can be no assurances that such financing will be available on acceptable terms.

     The Company projects increased operating cash flows in 2003 which, when added to existing cash balances, will allow it to meet all operating, investing and financing needs. Such projections are based on sales increase due to store openings, the majority of which have occurred, as well as modest increases in same store sales. The Company does not expect sales to decrease in fiscal year 2003 as was the case in fiscal year 2002, however, a further deterioration in the economy and the hospitality industry could adversely impact projected cash flows. Management believes it can respond to a further decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

     The consolidated financial statements for the period ended December 29, 2002 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include one Pizzeria Uno Restaurant (sold April 2002), The Grill on the Alley, Universal Grill Concepts, Inc. and four majority-owned subsidiaries: The San Jose Grill LLC (a California Limited Liability Company), Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used by Universal Grill Concepts, Inc. to account for the investment in the joint venture in Universal CityWalk.

     In connection with the building of a new restaurant, in May 2002, a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened January 16, 2003. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

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

     FISCAL YEAR

     The Company's fiscal year is the 52 or 53 weeks ending the Sunday closest to December 31. The fiscal years 2002 and 2001 consisted of 52 weeks ended December 29, 2002 and December 30, 2001, respectively. The fiscal year 2000 consisted of 53 weeks ended December 31, 2000.

     REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are recognized on an accrual basis when earned.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     RESTRICTED CASH

     Restricted cash consists of amounts held in escrow for the construction of the Daily Grill at Continental Park in El Segundo, California.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at December 29, 2002, cash balances were in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits.

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

     GOODWILL

     Goodwill relates to the excess of cost over the fair value of the net assets of The Grill on the Alley in Beverly Hills, California acquired in April 1996. Effective December 31, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. In accordance with the adoption of SFAS No. 142, goodwill is deemed to have an indefinite useful life and is no longer amortized but rather, tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and the carrying amount exceeds its fair value. The Company has not recognized any impairment losses.

     In accordance with SFAS No. 142, the Company has not amortized goodwill during the year ended December 29, 2002. If the non-amortization provisions had been in effect as of the beginning of 2000, goodwill amortization of $8,000 would have been eliminated in fiscal 2001 and 2000.

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

     ADVERTISING AND PROMOTION COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 was $634,000,
$580,000 and $ 844,000, respectively. Included in these amounts are $15,000, $83,000 and $100,000 for 2002, 2001 and 2000, respectively related to the Pizzeria Unos restaurants.

     RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     LONG-LIVED ASSETS

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was adopted by the Company at the beginning of fiscal 2002. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and amends APB No. 30, "Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale, but broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented.

     In accordance with SFAS No. 144, long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted net cash flows of the individual restaurants and consolidated undiscounted net cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted net cash flow is less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its long-lived assets has occurred.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2002, 2001 and 2000 would have decreased net income by $185,000, $170,000, and $115,000, respectively on a pro forma basis.





                                           2002       2001      2000
                                         ---------  --------  ---------
Net income, as reported                  $133,000   $469,000  $ 34,000
Net income (loss), pro forma             $(52,000)  $299,000  $(81,000)
Net income per share, as reported:
    Basic                                $   0.02   $   0.09  $   0.00
    Diluted                              $   0.02   $   0.09  $   0.00
Net income (loss) per share, pro forma:
    Basic                                $  (0.01)  $   0.05  $  (0.03)
    Diluted                              $  (0.01)  $   0.05  $  (0.03)


     The fair value of each option grant issued in fiscal year 2002, 2001 and 2000 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 70.00% to 71.25%, (c) risk-free interest rates ranging from 4.43% to 6.00%, and (d) expected option lives of five years.

     The weighted average fair value of options granted at market price during 2002, 2001 and 2000 was $1.02, $1.56, and $0.98, respectively.


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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 follow:




                                    2002                    2001                        2000
                            --------------------     -------------------        --------------------
                            Earnings      Shares      Earnings      Shares      Earnings        Shares
Net income                 $  133,000                 $  469,000                $   34,000
Less: preferred stock         (50,000)                   (50,000)                  (50,000)
dividend                   -----------                 -----------               -----------

Earnings available to          83,000    5,537,071       419,000    4,776,741      (16,000)     4,104,360
 common stockholders
Dilutive securities:
   Dilutive stock options           -                                  20,450                           -
   Warrants                         -       14,680            -        69,258           -               -
                           -----------  -----------  -----------  -----------  ------------     ---------
Diluted earnings
Available to common         $  83,000    5,551,751    $  419,000    4,866,449  $   (16,000)     4,104,360
stockholders               ===========  ===========  ===========  ===========  ============     =========




     Stock options for 669,975, 460,813 and 381,488 shares for 2002, 2001 and
2000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 1,732,786, 1,287,370, and 844,895 shares for 2002, 2001 and 2000, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and the balance to the members in the ratio of their percentage interests. In January 2002 distributions of distributable cash in the amount of $64,000 were made to the minority member that reduced the member's interest. In November 2002 distributions of distributable cash representing $46,000 of initial capital and $57,000 of preferred return were made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at December 29, 2002 was $150,000.

     The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their converted capital contribution. Preferred return payments of $81,000 were paid to the non-manager member during 2002. These payments are treated as a reduction of minority interest. Payments returning $95,000 of converted capital contribution were made in 2002. The minority member's unrecovered capital contribution at December 29, 2002 was $750,000.

     The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made to the members in proportion to their respective percentage interests. No distributions were made in 2002. The minority member's unrecovered capital contribution at December 29, 2002 was $1,200,000.

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

     RECENTLY ISSUED ACCOUNTING REQUIREMENTS

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

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the year ended 2002.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations.

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling interest' model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to preexisting entities as of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

3.     FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

Furniture, equipment and improvements at December 29, 2002 and December 30, 2001 consisted of:




                                                2002          2001
                                            ------------  ------------
Furniture, fixtures and equipment           $ 7,591,000   $ 7,514,000
Leasehold improvements                        9,933,000     9,148,000
Motor vehicle                                    23,000        23,000
Expendables                                     335,000       335,000
                                            ------------  ------------

Furniture, equipment and improvements        17,882,000    17,020,000


Less, Accumulated depreciation               (9,114,000)   (7,954,000)
                                            ------------  ------------

Furniture, equipment and improvements, net  $ 8,768,000   $ 9,066,000
                                            ============  ============


4.     ACCRUED EXPENSES

Accrued Expenses at December 29, 2002 and December 30, 2001 consist of the following:


                      2002        2001
                   ----------  ----------
Accrued payroll    $  598,000  $  636,000
Accrued sales tax     257,000     484,000
Accrued vacation      403,000     377,000
Deferred rent         325,000     331,000
Other                 871,000   1,091,000
                   ----------  ----------
Total              $2,454,000  $2,919,000
                   ==========  ==========


5.   DEBTS

     On December 13, 2001, the bank credit facility was amended converting the term loan to a $800,000 reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The reducing line of credit expires in October 2004 and bears interest at the bank prime rate. The maximum borrowing Available under the reducing line of credit is $500,000 which will be reduced To $200,000 by the end of fiscal year 2003. The Company has an additional line Of credit which provides borrowing up to $0.3 million. At December 29, 2002 there is no outstanding balance under either line of credit.

     The credit facility is collateralized by an interest in the assets of the Company. In addition, two of the Company's principal stockholders have guaranteed the credit facility. In connection with this facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements. The credit agreement also contains a subjective acceleration clause and a cross-default provision.

Debts at December 29, 2002 and December 30, 2001 are summarized as follows:




                                                                 2002        2001
                                                              ----------  ----------
Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at
 4.0%, due September 23, 2006.                                $   66,000  $   84,000

Note payable to lessor, uncollateralized, payable monthly,
 $1,435, including interest at 10.0%, due April 30, 2013.        118,000     123,000

Note payable for equipment, payable monthly, $2,039, due
 April 8, 2002.                                                        -       5,000

Note payable for equipment, payable monthly, $14,597,
 including interest at 9.25%, due April 30, 2004.                208,000     356,000

Note payable for equipment, payable monthly, $6,382,
 including interest at 10.8%, due May 1, 2004.                    96,000     159,000

Note payable for equipment, payable monthly, $15,396,
 including interest at 10.8%, due December 1, 2005.              452,000     583,000

Note payable for equipment, payable monthly, $136, including
 interest at 11.8%, due July 1, 2003.                              1,000       2,000
                                                              ----------  ----------

                                                                 941,000   1,312,000

Less, Current portion of long-term debts                         403,000     369,000
Less, Bank line of credit                                              -           -
                                                              ----------  ----------
     Long-term portion                                        $  538,000  $  943,000
                                                              ==========  ==========

Principal maturities of long-term debt are as follows:

Year Ending
December
--------

 2003                                  $  403,000
 2004                                     254,000
 2005                                     173,000
 2006                                      20,000
 2007                                       8,000
 Thereafter                                83,000
                                    -------------
   Total                             $    941,000
                                        =========

6.   RELATED PARTIES

Debts with related parties at December 29, 2002 and December 30, 2001 consisted of:


                                                                    2002      2001
                                                                  --------  --------
Uncollateralized note payable to officer/Board member/major
shareholder, with interest payable at a rate of 10% per annum.
The note payable and interest is due on June 30, 2003.            $ 70,000  $ 70,000

Uncollateralized subordinated note payable to officer/Board
member/major shareholder, with interest payable at a rate of
7.0% per annum.  The note payable and interest is due on            85,000    85,000
June 30, 2003.

Note payable to a member of the Board of Directors, payable
monthly, $9,954, including interest at 9.0%, due August 1,        175,000   274,000
2004.

Collateralized subordinated note payable to a member of
Chicago - The Grill on the Alley LLC.  Conversion of the note is at the option of the member.  The original principle amount of the note was $1,699,000.  However, in February 1999, the
member converted $1,190,000 of the note to equity. The note
bears monthly payments of $6,292, including interest at 8%
per annum.  The note will mature on October 1, 2009.  The
Company guaranteed repayment of the loan to Chicago - The
Grill on the Alley, LLC and issued 203,645 warrants to acquire
common stock at $7.00 per share.                                   414,000   455,000
                                                                  --------  --------
                                                                   744,000   884,000

Less, Current portion of notes payable - related parties           306,000   293,000
                                                                  --------  --------

             Long-term portion                                    $438,000  $591,000
                                                                  ========  ========



Principal maturities of debts with related parties are as follows:

        Year Ending December 30,
        ------------------------
                  2003                      $   306,000
                  2004                          115,000
                  2005                           52,000
                  2006                           56,000
                  2007                           60,000
                  Thereafter                    155,000
                                         --------------
                  Total                     $   744,000
                                          =============


     The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the bank credit facility for guaranteeing the note with their personal assets. Interest expense totaled zero, $59,000, and $44,000 for fiscal years 2002, 2001 and 2000, respectively.

     A stockholder of the Company was the lessor for property leased by the Pizzeria Uno Restaurant in Cherry Hill. Rent expense related to this operating lease was $83,000, $252,000, and $248,000 for each of the fiscal years 2002, 2001 and 2000, respectively.

     The holder of all of the Company's preferred stock is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the restaurants licensed by the Company through management agreements entered into during 1998. Revenue related to this management agreement was $62,000, $65,000 and $92,000 for the fiscal years 2002, 2001 and 2000, respectively.

     In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. There were $168,000, $143,000 and $188,000 of management fees paid to HRP on this Agreement for fiscal year 2002, 2001 and 2000, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. Receivable from HRP was $192,000 at December 29, 2002 and $133,000 at December 30, 2001.
Additionally, the Agreement provides that in certain cases both HRP and the Company will have certain rights to cause the Company to acquire HRP.

7.   STOCKHOLDERS' EQUITY

     In June 1997, the Company completed a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 187,500 five-year $8.00 warrants and 187,500 five-year $12.00 warrants. The warrants expired during 2002. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock was convertible into common stock at $5.00 per share. In July 2000, the holder of the Series I convertible preferred stock converted all 1,000 shares of preferred stock into 200,000 shares of common stock.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 29, 2002. Accumulated dividends in arrears totaled $276,000 and $226,000 as of December 29, 2002 and December 30, 2001, respectively.

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

     WARRANTS

     In June 1997, 187,500 warrants exercisable at $8.00 per share and 187,500 warrants exercisable at $12.00 per share were issued in connection with the offering of the Series I Convertible Preferred Stock. These warrants expired on June 26, 2002.

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

     In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In July 2001, an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share.

     In connection with a guarantee of the Company's bank lending facility, the Company issued 150,000 warrants in July 2000 to two principle shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the guaranty at a price of $2.12 per share. In 2001, the fair value of the warrants is being amortized over the life of the guarantee.

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

     A total of 1,072,500 common shares are reserved for issuance pursuant to these plans. During the year, upon recommendation of the Compensation Committee, 163,000 options were granted at $1.65. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. The number of shares reserved under the Plans was increased by 500,000 shares at the annual stockholders' meeting in 2001. Transactions during the fiscal years 2002, 2001 and 2000 under the Plans were as follows:




                                       2002                    2001                   2000
                                  --------------           --------------         ---------------
                                 Weighted-   Weighted-   Weighted-
                                   Number     Average      Number    Average     Number    Average
                                 Of Shares     Option    of Shares    Option   of Shares    Option
                                 ----------              ----------            ----------
                                              Exercise               Exercise               Exercise
                                              ---------             ----------             ----------
                                               Price                   Price                 Price
                                             ----------             ----------             ----------
Options outstanding at
 Beginning of year                 543,113   $     3.24    381,488   $   4.22    362,812   $   5.05
Options granted - price
equals  fair value                 163,000         1.65    179,500       2.54     92,300       1.55
Options granted - price greater
 Than fair value                         -            -    100,000        3.16         -          -
Options exercised                        -            -          -          -          -          -
Options cancelled                  (36,138)        2.50   (117,875)      5.27    (73,624)      4.96
                                 ----------  ----------  ----------  --------  ----------  --------
Options outstanding at end of
 year                              669,975   $     2.89    543,113   $   3.24    381,488   $   4.22
                                 ==========  ==========  ==========  ========  ==========  ========
Options exercisable at end of
 year                              295,095                 188,210               234,863
Options available for grant at
 end of year                       402,525                 529,387               191,012

The following table summarizes information about stock options outstanding at December 29, 2002 (shares in thousands):




                                 Options Outstanding                       Options Exercisable
                      -------------------------------------------      ----------------------------
                     Number           Weighted-                          Number
                 Outstanding at        Average         Weighted-     Outstanding at     Weighted-
   Range of        December 29,       Remaining         Average       December 29,       Average
Exercise Price        2002       Contractual Life    Exercise Price       2002       Exercise Price
---------------  ---------------  ----------------  --------------  ---------------  ---------------
    $1.55                73,600          7.7              $1.55           29,920           $1.55
    $1.65               157,000          9.5              $1.65           31,000           $1.65
2.19 to $3.30           266,100          7.8              $2.79           91,300           $2.98
4.00 to $4.68           102,275          3.6              $4.24           74,575           $4.27
5.36 to $6.12            71,000          3.1              $5.49           68,300           $5.49
                 ---------------                                    ---------------
                        669,975                                          295,095
                 ===============                                     ==============



8.   UNUSUAL CHARGES

     In 2000 the Company recorded a charge to earnings of $73,000 for the costs related to the closure of the Pizzeria Uno restaurant in Media, PA.

9.   PENSION PLAN

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2002, 2001 and 2000, the Company made no contributions to the Plan.

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

The aggregate minimum lease payments under noncancellable operating leases are as follows:

Fiscal Year Ending
------------------

 2003                                    $   2,050,000
 2004                                        2,013,000
 2005                                        1,756,000
 2006                                        1,156,000
 2007                                        1,006,000
 Thereafter                                  4,847,000
                                        --------------
   Total                                  $ 12,828,000
                                            ==========


     Rent expense was $2,574,000, $2,906,000, and $2,990,000 for fiscal years
2002, 2001 and 2000, respectively, including $384,000, $337,000, and $ 395,000 for 2002, 2001 and 2000, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

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

     The Company plans on new restaurant openings during 2003. The restaurants will be structured as owned, joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.


11.  INCOME TAXES

The provisions for income taxes for the fiscal years ended December 29, 2002, December 30, 2001 and December 31, 2000 are as follows:





                     2002     2001     2000
                    -------  -------  -------
 Current - federal  $     -  $     -  $ 9,700
 Current - state     37,000   65,000    4,300
                    -------  -------  -------

                    $37,000  $65,000  $14,000
                    =======  =======  =======

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:



                                                            2002        2001        2000
                                                           -------     -------     -------
Taxes at the federal tax rate                             $(31,000)   $113,000   $ (15,000)
State tax net of federal benefit                            24,000      43,000       3,000
Change in valuation allowance                              225,000    (224,000)          -
Net operating loss for which no
   tax benefit was realized                                     -           -      111,000
General business and tip tax credit                      (188,000)      91,000    (110,000)
Other                                                        7,000       42,000     25,000
                                                           -------      -------     -------
Income tax provision                                      $ 37,000     $ 65,000     $14,000
                                                            =======     =======     =======

Deferred tax assets and liabilities consist of the following as of December 29, 2002 and December 30, 2001:




                                                                     2002             2001
                                                              ------------------  ------------
Deferred tax assets:
 Net operating loss                                           $       1,156,000   $ 1,212,000
 Fixed Assets                                                           420,000       416,000
 Intangibles                                                             58,000        62,000
   General business credit                                              929,000       640,000
     Other                                                               96,000       110,000
                                                              ------------------  ------------

   Total gross deferred tax assets                                    2,658,000     2,440,000

Less, Valuation allowance                                            (2,485,000)   (2,260,000)
                                                              ------------------  ------------

   Net deferred tax assets                                              173,000       180,000

Deferred tax liabilities:
 Intangible assets                                                     (173,000)     (180,000)
                                                              ------------------  ------------

   Net deferred tax assets and liabilities                        $          -    $           -
                                                                ===============   =============



     At December 29, 2002, the Company has available federal and state net operating loss carryforwards of $2,208,000 and $4,055,000 respectively, that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses begin expiring in 2003. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

12.  STORE OPENINGS

     In connection with the building of a new restaurant in July 2001, The Grill on Hollywood, LLC was formed for the operation of a Grill restaurant at the new Hollywood and Highland entertainment and shopping complex in Hollywood, California. The construction of the restaurant was financed through a combination of equity capital and tenant improvement allowances. The restaurant opened on November 9, 2001.

     The Company began management of a San Francisco hotel-based Daily Grill restaurant in February 2002. The Company advanced the restaurant approximately $287,000 that is to be repaid out of future operations.

     The Company began management of a Houston, Texas hotel-based Daily Grill restaurant in July 2002. The Company advanced the restaurant approximately $64,000 for initial working capital that is to be repaid from future cash flows. This is the first restaurant opened under the Starwood agreement.

     In connection with the building of a new restaurant, The Daily Grill at Continental Park, LLC was formed for the operation of a Daily Grill restaurant in El Segundo, California. The construction of the restaurant is being financed through a combination of equity capital and tenant improvement allowances. The restaurant opened January 16, 2003.

     STORE CLOSINGS

     As noted in Note 8, the Company ceased to operate the Pizzeria Uno restaurant in Media, Pennsylvania in July 2000.

     In July 2001, the Company finalized its sale of its Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000 less legal and other sale related fees of $45,000.

     In April 2002, the Company sold the assets of its Pizzeria Uno restaurant in Cherry Hill, New Jersey for $325,000 less legal and other sale related fees of $61,000. The Company received $175,000 in cash and a non-interest bearing note for the remaining $150,000. The note was recorded with a discount of $33,000 in 2001 that is being taken into interest income over the life of the note.

     In April 2002, the lease for the Encino Daily Grill expired and was not renewed.

13.     QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized unaudited quarterly financial data for fiscal years 2002 and 2001 is as follows:


                                                                Quarter Ended
                                                                -------------
                                       March 31,       June 30,       September 29,    December 29,
                                          2002           2002             2002             2002
                                      ------------  ---------------  ---------------  --------------

Total revenues                        $11,772,000   $   10,308,000   $    9,467,000   $   10,745,000

 Gross profit                           8,591,000        7,528,000        6,857,000        7,882,000

Income (loss) from operations             258,000         (141,000)        (487,000)         492,000

Net income (loss)                         243,000          (65,000)        (442,000)         397,000

Basic net income (loss) per share     $      0.04   $        (0.01)  $        (0.08)  $         0.07

Diluted net income (loss) per share   $      0.04   $        (0.01)  $        (0.08)  $         0.07

                                       April 1,          July 1,       September 30,    December 30,
                                         2001             2001             2001              2001
                                      ------------  ---------------  ---------------  --------------
Total revenues                        $12,435,000   $   11,300,000   $   10,140,000   $   11,526,000

Gross profit                            9,063,000        8,163,000        7,314,000        8,445,000

Income (loss) from operations             403,000          (18,000)         171,000          170,000

Net income (loss)                         329,000          (74,000)          54,000          160,000

Basic net income (loss) per share     $      0.08   $        (0.02)  $         0.01   $         0.03

Diluted net income (loss) per share   $      0.08   $        (0.02)  $         0.01   $         0.03
