Form 10-Q
period 2003-03-30
GRILL CONCEPTS INC
filed 2003-05-14
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

        For the transition period from                to               .
                                      ----------------   --------------


                           Commission File No. 0-23226


                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                         13-3319172
               --------                         ----------
(State or other jurisdiction of               (IRS Employer
 incorporation or organization)                Identification No.)


        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (310) 820-5559
                                 --------------
              (Registrant's telephone number, including area code)


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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [ ]     No  [X]

As of May12, 2003, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX


                                                                          Page
                                                                         Number

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets - March 30, 2003
            and December 29, 2002                                              3

            Consolidated Condensed Statements of Operations - For the three
            months ended March 30, 2003 and March 31, 2002                     5

            Consolidated Condensed Statements of Cash Flows - For the three
            months ended March 30, 2003 and March 31, 2002                     6

            Notes to Consolidated Condensed Financial Statements               7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18

   Item 4.  Controls and Procedures                                           18

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings                                                 19

   Item 6.  Exhibits and Reports on Form 8-K                                  19

SIGNATURES                                                                    20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          GRILL CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS


                                         ASSETS





                                                              March 30,    December 29,
                                                                 2003          2002
                                                            ------------  --------------
                                                             (unaudited)
Current assets:
     Cash and cash equivalents                               $    984,000  $   1,275,000
     Inventories                                                  491,000        469,000
     Receivables, net of reserve ($46,000 in 2003 and 2002)       834,000        549,000
     Prepaid expenses & other current assets                      792,000        527,000
                                                            -------------  --------------

          Total current assets                                  3,101,000      2,820,000

Furniture, equipment and improvements, net                      8,534,000      8,768,000

Goodwill                                                          205,000        205,000
Liquor licenses                                                   318,000        332,000
Restricted cash                                                   150,000        616,000
Advance to managed outlets                                        351,000        351,000
Note receivable                                                   122,000        121,000
Other assets                                                      441,000        452,000
                                                            -------------  --------------

          Total assets                                       $ 13,222,000  $  13,665,000
                                                            ==============  ==============


    The accompanying notes are an integral part of these consolidated condensed financial statements.



                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (Continued)


                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                                March 30,     December 29,
                                                                   2003           2002
                                                            -------------  --------------
                                                               (unaudited)
Current liabilities:
     Accounts payable                                          $   969,000   $     978,000
     Accrued expenses                                            2,159,000       2,454,000
     Current portion of long term debt                             412,000         403,000
     Notes payable - related parties                               310,000         306,000
                                                            -------------  ----------------
          Total current liabilities                              3,850,000       4,141,000

Long-term debt                                                     431,000         538,000
Notes payable - related parties                                    398,000         438,000
                                                            -------------  ----------------
          Total liabilities                                      4,679,000       5,117,000

Minority interest                                                2,018,000       2,370,000

Stockholders' equity:
    Series I, Convertible Preferred Stock, $.001 par
        Value; 1,000,000 shares authorized, none
        Issued and outstanding in 2003 and 2002                          -               -
    Series II, 10% Convertible Preferred Stock, $.001 par
        Value; 1,000,000 shares authorized, 500 shares issued
        And outstanding in 2003 and 2002                                 -               -
    Common stock, $.00004 par value; 12,000,000 shares
         Authorized in 2003 and 2002, 5,537,071 issued and
         Outstanding in 2003 and 2002                                    -               -

    Additional paid-in capital                                  13,152,000      13,152,000

    Accumulated deficit                                         (6,627,000)     (6,974,000)
                                                            -------------  ----------------
          Total stockholders' equity                             6,525,000       6,178,000

Total liabilities, minority interest and stockholders' equity  $13,222,000   $  13,665,000
                                                              ============  ================


    The accompanying notes are an integral part of these consolidated condensed financial statements.



                        GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (unaudited)


                                                            Three Months Ended
                                                             ------------------
                                                           March 30,     March 31,
                                                             2003          2002
                                                          ------------  ------------
Revenues:
     Sales                                                $11,667,000   $11,550,000
     Management and license fees                              255,000       222,000
                                                          ------------  ------------
          Total revenues                                   11,922,000    11,772,000

Cost of sales                                               3,174,000     3,181,000
                                                          ------------  ------------
     Gross Profit                                           8,748,000     8,591,000
                                                          ------------  ------------


Operating expenses:
     Restaurant operating expenses                          6,995,000     7,033,000
     Gain on disposal of assets                               (12,000)            -
     General and administrative                               907,000       929,000
     Depreciation and amortization                            432,000       371,000
     Pre-opening costs                                        187,000             -
                                                          ------------  ------------
          Total operating expenses                          8,509,000     8,333,000
                                                          ------------  ------------

Income from operations                                        239,000       258,000
     Interest expense, net                                    (48,000)      (45,000)
                                                          ------------  ------------
     Income before provision for income taxes, equity in
      loss of joint venture and minority interest             191,000       213,000

Provision for income taxes                                    (55,000)      (18,000)
Minority interest in net loss of subsidiaries                 216,000        53,000
Equity in loss of joint venture                                (5,000)       (5,000)
                                                          ------------  ------------
          Net income                                          347,000       243,000
                                                          ------------  ------------
Preferred dividends accrued or paid                           (13,000)      (13,000)
                                                          ------------  ------------
Net income applicable to common stock                     $   334,000   $   230,000
                                                          ============  ============
Net income per share applicable to common stock:
     Basic net income                                     $      0.06   $      0.04
                                                          ============  ============
     Diluted net income                                   $      0.06   $      0.04
                                                          ============  ============

Weighted average share outstanding:
      Basic                                                 5,537,071     5,537,071
                                                          ============  ============
      Diluted                                               5,537,071     5,537,071
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


                                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                   (unaudited)


                                                                                       Three Months Ended
                                                                                       --------------------
                                                                                     March 30,         March 31,
                                                                                        2003             2002
                                                                                     ---------         ---------
Cash flows from operating activities:
     Net income                                                                          $  347,000   $  243,000
 Adjustments to reconcile net income to net cash used in operating activities:
          Depreciation and amortization                                                     432,000      371,000
          Gain on sale of liquor license                                                    (12,000)           -
          Minority interest in loss of subsidiaries                                        (216,000)     (53,000)
          Equity in loss of joint venture                                                     5,000        5,000
     Changes in operating assets and liabilities:
              Inventories                                                                   (22,000)      54,000
              Receivables                                                                  (285,000)    (134,000)
              Prepaid expenses and other current assets                                    (269,000)    (195,000)
              Liquor licenses and other assets                                               (4,000)      (3,000)
              Accounts payable                                                               (9,000)     (14,000)
              Accrued expenses                                                             (316,000)    (288,000)
                                                                                       ---------------  -----------
Net cash used in operating activities                                                      (349,000)     (14,000)
                                                                                       ---------------  -----------

Cash flows from investing activities:
  Additions to furniture, equipment and improvements                                       (184,000)    (360,000)
  Release of restricted cash                                                                466,000            -
  Proceeds from liquor license                                                               26,000            -
  Advance to managed outlets                                                                      -     (250,000)
                                                                                       ---------------  -----------
 Net cash provided by (used in) investing activities                                        308,000     (610,000)
                                                                                       ---------------  -----------

Cash flows from financing activities:
     Payments on related party debt                                                         (36,000)     (34,000)
     Payments on long term debt                                                             (98,000)     (89,000)
     Return of capital to minority shareholder                                              (72,000)           -
     Preferred return to minority shareholder                                               (44,000)     (44,000)
                                                                                       ---------------  -----------
Net cash used in financing activities                                                      (250,000)    (167,000)
                                                                                       ---------------  -----------

Net decrease in cash and cash equivalents                                                  (291,000)    (791,000)
Cash and cash equivalents, beginning of period                                            1,275,000    2,300,000
                                                                                       ---------------  -----------
Cash and cash equivalents, end of period                                                 $  984,000   $1,509,000
                                                                                       ================  ===========

Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                                                          $   38,000   $   50,000
       Income taxes                                                                      $   16,000   $   39,000

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent accountants. The December 29, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 29, 2002. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 28, 2003.

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.     RESTRICTED CASH

Capital contributions from both the Company and the minority member of The Daily Grill at Continental Park, LLC ("South Bay Daily Grill") have been deposited into an escrow account. The escrow agent is issuing checks directly to the contractor or to the Company for payment to other vendors for expenses associated with the construction of the new restaurant and pre-opening activities.

3.     RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Standards No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the three months ended March 30, 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling interest' model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to be applied to preexisting entities as of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

4.     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Operating Agreement for San Jose Grill LLC, stipulates that distributions of distributable cash shall be made first, 10% to the manager and 90% to the members in the ratio of their percentage interests until the members have received the amount of their initial capital contribution. Second, to the payment of the preferred return of ten percent per annum on the unpaid balance of the member's adjusted capital contribution until the entire accrued but unpaid preferred return has been paid. Third, to the members in the ratio of their percentage interests until the additional capital contributions have been repaid. Thereafter, distributions of distributable cash will be made first, 16 2/3% as an incentive to the manager and of the balance 50.05% to the Company and 49.05% to the minority member. In March 2003 a distribution of distributable cash in the amount of $72,000 was made to the minority member that reduced the member's interest. The minority member's unrecovered capital contribution at March 30, 2003 was $78,000.

The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member of Chicago - The Grill on the Alley, LLC is entitled to a cumulative preferred return of eight percent annually of their capital contribution. Preferred return payments of $44,000 were paid to the non-manager member during the first quarter of 2003. These payments are treated as a reduction of equity. Payments returning $11,000 of converted capital contribution were made in the first quarter of 2003. The minority member's unrecovered capital contribution at March 30, 2003 was $706,000. If there is sufficient cash for distribution after payment of the preferred return and converted capital, it would go first to the manager member to repay capital contributions and thereafter, 60% to the Company and 40% to the minority member.

The Operating Agreement for The Grill on Hollywood, LLC stipulates that distributions of distributable cash shall be made first, 90% to the non-manager member and 10% to the manager member until non-manager member's preferred return, unrecovered contribution account and additional contribution account are reduced to zero. Second, 90% to the manager member and 10% to the non-manager member until the manager member's preferred return and unrecovered contribution account have been reduced to zero. Thereafter, distributions of distributable cash shall be made 51% to the Company and 49% to the minority member. No distribution of distributable cash has been made through March 30, 2003. The minority member's unrecovered capital contribution at March 30, 2003 was $1,200,000.

The Operating Agreement for the Daily Grill at Continental Park, LLC stipulates that both members are entitled to a 10% preferred return on their unrecovered capital contribution. Additionally, the manager member is entitled to a 10% preferred return on unpaid management fees. Distributions of distributable cash shall be made first to the manager member until all deferred management fees have been paid. Second, ratably to the members until additional capital contributions, it any, and preferred returns have been paid. Third, $300,000 payable 2/3 to the non-manager member and 1/3 to the manager member. Fourth, 90% to the non-manager member and 10% to the manager member until the non-manager member has received all accrued and unpaid preferred return. Fifth, 90% to non-manager member and 10% to the manager member until the non-manager's capital contribution has been recovered. Sixth, 90% to the manager member and 10% to the non-manager member until the manager member has received any accrued and unpaid preferred return. Seventh, 90% to the manager member and 10% to the non-manager member until the manager member has recovered all their capital contribution. Thereafter, 50.1% to the Company and 49.9% to the minority member. No distribution of distributable cash has been made in 2003. The minority member's unrecovered capital contribution at March 30, 2003 was $1,000,000.

5.     STOCK-BASED COMPENSATION

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in the first quarter of 2003 and 2002 would have decreased net income by $42,000 and $42,000, respectively on a pro forma basis.




                                           2003      2002
                                         --------  --------
Net income, as reported                  $334,000  $230,000
Net income (loss), pro forma             $292,000  $188,000
Net income per share, as reported:

    Basic                                $   0.06  $   0.04
    Diluted                              $   0.06  $   0.04
Net income (loss) per share, pro forma:
    Basic                                $   0.05  $   0.03
    Diluted                              $   0.05  $   0.03

6.     PER SHARE DATA

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the quarters ended March 30, 2003 and March 31, 2002 follow:




                                                             2003                   2002
                                                     Earnings    Shares     Earnings    Shares
                                                   --------------------------------------------
Net income                                          $ 347,000              $ 243,000
Less: preferred stock dividend                        (13,000)               (13,000)
                                                    ----------             ----------
Earnings available for common stockholders
                                                      334,000   5,537,071    230,000   5,537,071
Dilutive securities:
   Stock options                                            -           -          -           -
   Warrants                                                 -           -          -           -
                                                    ----------  ---------  ----------  ---------
Dilutive earnings available to common stockholders
                                                    $ 334,000   5,537,071  $ 230,000   5,537,071
                                                   ==============================================

Stock options for 664,525 and 536,813 shares for 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 1,922,786 and 2,297,786 shares for 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. 500 shares of preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for both 2003 and 2002.

7.     ADVANCES TO MANAGED OUTLETS

On February 25, 2002 the Company began management of the San Francisco Daily Grill in the Handlery Hotel near Union Square in San Francisco, California. The Company advanced approximately $287,000 to the restaurant during 2002 that will be reimbursed through future operations.

In July 2002 the Company began management of a Daily Grill restaurant in the Westin Galleria in Houston, Texas. The Company advanced approximately $64,000 to the restaurant for initial working capital during 2002 that will be repaid from future cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 29, 2002.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted.



                                                Three Months Ended
                                                ------------------
                                              March 30,   March 31,
                                                 2003        2002
                                              ----------  ----------
                                                  %           %
Revenues:
    Company restaurant sales                       97.9        98.1
    Management and license fees                     2.1         1.9
                                              ----------  ----------
          Total revenues                          100.0       100.0

Cost of sales                                      26.6        27.0
                                              ----------  ----------
          Gross profit                             73.4        73.0
                                              ----------  ----------

     Restaurant operating expenses                 58.7        59.7
     Gain on sale of liquor license                (0.1)          -
     General and administrative                     7.6         7.9
     Depreciation and amortization                  3.6         3.2
     Pre-opening costs                              1.6         0.0
                                              ----------  ----------
          Total operating expenses                 71.4        70.8
                                              ----------  ----------

          Operating income                          2.0         2.2
Interest expense, net                              (0.4)       (0.4)
                                              ----------  ----------
Income before taxes, equity in loss of joint
          venture and minority interest             1.6         1.8
Provision for income taxes                         (0.5)       (0.2)
Minority interest                                   1.8         0.5
Equity in loss of joint venture                     0.0         0.0
                                              ----------  ----------
          Net income                                2.9         2.1
                                              ===========  ==========


The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.


                                   First Quarter      Total open at
                                     Openings         End of Quarter
                                -------------------  ----------------
                                   FY 2003  FY 2002  FY 2003  FY 2002
Daily Grill Restaurants:
     Company owned                     1        -       10       10
     Managed and/or licensed           -        1        6        5
Grill on the Alley restaurants:
     Company owned                     -        -        4        4
Pizza restaurants                      -        -        -        1
Other restaurants
     Managed and/or licensed           -        -        1        1
                                    -------  -------  -------  -------
Total                                  1        1       21       21
                                    =======  =======  =======  =======



                                                   Three Months Ended
                                             ---------------------------------
                                             March 30, 2003    March 31, 2002
                                            ----------------  ----------------
Weighted average weekly sales per company
 owned restaurant:
   Daily Grill                              $        67,800   $        61,200
   Grill on the Alley                                75,500            76,500
   Pizza restaurants                                    n.a.           31,100

Change in comparable restaurants (1)
   Daily Grill                                          3.4%            (8.7)%
   Grill on the Alley                                 (1.3)%            (8.3)%
   Pizza restaurants                                     n.a.          (11.9)%

Total Company revenues:
  Daily Grill                               $     7,739,000   $     7,166,000
  Grill on the Alley                              3,928,000         3,980,000
  Pizza restaurants                                       -           404,000
  Management and license fees                       255,000           222,000
                                            ----------------  ----------------
Total consolidated revenues                      11,922,000        11,772,000
                                            ----------------  ----------------


Managed restaurants sales                         3,302,000         2,795,000
Licensed restaurants sales                        2,295,000         1,447,000
 Less management and license fees                  (255,000)         (222,000)
                                            ----------------  ----------------
Total system sales                          $    17,264,000   $    15,792,000
                                            =================  ================

(1)     When computing comparable restaurant sales, restaurants open for at

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 30, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002.

The Company's results fully consolidate sales for owned restaurants, but include only management and license fee income from the managed and licensed restaurants. The Company operated 14 owned restaurants, 4 managed restaurants and licensed its name and recipes to 3 others during the quarter ended March 30, 2003. The Company operated 15 owned restaurants, 4 managed restaurants and licensed its name and recipes to 2 others during the quarter ended March 31, 2002. The 2003 period includes the operations of the Company's South Bay Daily Grill restaurant that opened in January 2003 and management fees for the San Francisco Daily Grill that opened February 25, 2002 and the Houston Daily Grill that opened July 10, 2002. The 2002 period includes the operations of the Cherry Hill, New Jersey Pizzeria Uno restaurant that was sold in April 2002 and the Encino Daily Grill that was closed in April 2002.

The Company's revenues for the quarter increased 1.3% to $11,922,000 from $11,772,000 for the same period in 2002. Total revenues included $11,667,000 of sales revenues and $255,000 of management and licensing fees in 2003 as compared to $11,550,000 of sales revenues and $222,000 of management and licensing fees in 2002. The increase of $117,000, or 1.0%, in sales revenues is primarily attributable to the opening of the South Bay Daily Grill ($793,000), and increased same store sales at Daily Grill restaurants ($233,000), partially offset by lower same store sales at the Grill restaurants ($52,000) and the closure of the Encino Daily Grill ($452,000) and Pizzeria Uno in Cherry Hill ($404,000). Same store sales (for restaurants open at least 12 months) increased 1.7% due to increased guest traffic at the Daily Grill restaurants ($136,000) and increased average ticket at both the Daily Grill and Grill restaurants ($461,000), partially offset by decreased guest traffic at Grill restaurants ($415,000).

Cost of sales decreased 0.2% and decreased as a percentage of sales from 27.0% to 26.6%. This decrease in cost of sales as a percentage of sales during the 2003 period is principally attributable to menu refinements and related sales mix as well as cost reductions resulting from improved purchasing. As a result, dollar gross profit increased 1.8% from $8,591,000 (73.0% of sales) in 2002 to $8,748,000 (73.4% of sales) in 2003.

Restaurant operating expenses decreased 0.5% to $6,995,000 in 2003 from $7,033,000 in 2002. The dollar decrease in restaurant operating expenses was primarily attributable to the closure of the Encino Daily Grill ($355,000) and the Cherry Hill Pizzeria Uno ($331,000), offset by an increase in variable costs ($65,000), payroll benefits ($40,000) and miscellaneous expenses ($24,000) for comparable restaurants, and the opening of the South Bay Daily Grill ($522,000). Restaurant operating expenses as a percentage of sales decreased from 59.7% in 2002 to 58.7% in 2003. The decrease in restaurant operating expense as a percentage of sales reflects improved margins at newly opened restaurants as compared to restaurants that closed during 2002 while comparable restaurants remained flat.

Gain on sale of liquor license in 2003 was related to selling the Encino Daily Grill's liquor license.

General and administrative expenses decreased 2.4% to represent 7.6% of sales in the 2003 three month period while amounting to 7.9% of sales in the 2002 three month period. Decreased spending in many expense categories, including recruitment fees and professional services, resulted from cost savings initiatives partially offset by increases in payroll and related benefits.

Depreciation and amortization expense increased 16.4% for the 2003 three month period representing 3.6% of sales in 2003 and 3.2% of sales in 2002 primarily due to the opening of the South Bay Daily Grill ($41,000).

The 2002 three month operations also reflect income due to a minority interest in the net loss of subsidiaries of $216,000 from San Jose Grill, LLC, the Chicago Grill on the Alley, LLC, The Grill on Hollywood, LLC and The Daily Grill at Continental Park, LLC compared to $53,000 in 2002 from the San Jose Grill LLC, the Chicago Grill on the Alley, LLC and The Grill on Hollywood, LLC. The increase in the income due to a minority interest in the net loss of subsidiaries is due to the Daily Grill at Continental Park, LLC ($147,000).

The Company incurred a charge in 2003 and 2002 of $5,000 for its equity in the loss of joint venture, which reflects the Company's proportionate share of contributed capital in the Daily Grill Short Order at Universal Studios CityWalk.

The Company recorded $55,000 of income tax provision for the three month period in 2003 compared to $18,000 in 2002 due to the loss of state net operating loss carryforwards and increased minimum LLC taxes.

The Company reported accrued dividends on preferred stock of $13,000 in each of the three-month periods ending March 30, 2003 and March 31, 2002.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At March 30, 2003 the Company had negative working capital of $0.7 million and a cash balance of $1.0 million compared to negative working capital of $1.3 million and a cash balance of $1.3 million at December 29, 2002.

Net cash used in operations during the quarter ended March 30, 2003 totaled $349,000 compared to $14,000 during the quarter ended March 31, 2002. The adverse change in operating cash flow during the current period related primarily to reducing accrued payroll by one week ($311,000), increasing management fees receivable and other amounts from managed outlets ($141,000), amounts receivable from hotel partners ($132,000), prepaid insurance ($197,000), prepaid licenses ($28,000) and minority interest in subsidiaries ($216,000), partially offset by operating income ($347,000) and depreciation and amortization ($432,000).

Net cash provided by investing activities during the quarter ended March 30, 2003 totaled $308,000 as compared to cash used by investing activities of $610,000 during the quarter ended March 31, 2002. Cash provided by investing activities during the current period related to disbursements of restricted cash for payment of construction and pre-opening costs at the South Bay Daily Grill and proceeds from the sale of the Encino Daily Grill liquor license, partially offset by the purchases of furniture, equipment and improvements.

Net cash used in financing activities during the quarter ended March 30, 2003 totaled $250,000 as compared to $167,000 during the quarter ended March 31, 2002. Cash used in financing activities during the current period related to reductions in debt ($134,000), payment of preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($44,000) and return of capital contributions to the minority member of San Jose Grill, LLC ($72,000).

The Company's need for capital resources has resulted from, and for the foreseeable future is expected to relate primarily to, the construction of restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flow, while funding growth through a combination of bank borrowing, loans from stockholders/officers, the sale of Debentures, the sale of stock, the issuance of warrants, loans and tenant allowances from certain of its landlords and, beginning in 1998, through joint venture arrangements. At March 30, 2003, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, an SBA loan of $0.1 million, loans from stockholders/officers of $0.3 million, equipment loans of $0.7 million and loans/advances from a landlord and others of $0.1 million.

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

The Company may enter into investment/loan arrangements in the future on terms similar to the LLC arrangements to provide for the funding of selected restaurants. Management believes that the Company has adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months and to open at least one restaurant. In order to fund the opening of additional restaurants, the Company may require additional capital that may be raised through additional bank borrowings, the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. The Company presently has no commitments in that regard.

In January 2003, the Company sold the liquor license of its Encino Daily Grill for $26,000 resulting in a gain of $12,000.

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

Based on the Company's review of its presently operating restaurants and other long-lived assets, during the quarter ended March 30, 2003, the Company recorded no impairments of its long-lived assets.

FUTURE ACCOUNTING REQUIREMENTS

In May 2002, the FASB issued SFAS 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" are met. SFAS 145 provisions regarding early extinguishment of debt are generally effective for fiscal years beginning after May 15, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Standards No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the three months ended March 30, 2003.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 will be the guidance that determines (1) whether consolidation is required under the "controlling interest' model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions will be required to be applied to preexisting entities as of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the opening of new restaurants during 2003 and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 29, 2002, the following developments may impact future operating results and financial condition.

In October 2002, the Company signed a lease to open a hotel-based Daily Grill restaurant in the Hyatt Hotel in Bethesada, Maryland. The restaurant is scheduled to open in the third quarter of 2003. The anticipated construction and pre-opening cost of $2,164,000 will be funded by a landlord construction allowance of $1,800,000 and $364,000 by the Company.

The Company is in discussions to open a managed Daily Grill in Portland, Oregon in the third quarter of 2003.

The Company is subject to a claim filed with the California Labor Commissioner relating to the alleged failure to provide required meal breaks to a former employee. See "Part II - Item 1. Legal Proceedings."

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at March 30, 2003. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 25, 2003 we were provided with a Notice of Claim and Conference from the Labor Commissioner of the State of California relating to a claim asserted by a former employee alleging that we failed to give the employee meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee's regular rate of compensation for each work day that the required meal or rest period is not provided. The plaintiff also alleges that additional penalties are owed as a consequence of a resulting failure to pay all wages due. The amount claimed by the plaintiff to be owed for alleged violations of California meal break laws is $3,663. A conference before the California Labor Commissioner is scheduled for June 12, 2003 to consider the validity of the plaintiff's claims. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. Additionally we believe all terminated employees have been paid fairly and in compliance with federal, state and/or local laws and as such, we intend to vigorously defend our position. Because a determination has not as yet been made by the Labor Commissioner as to whether we satisfied the requirements of California law relating to meal and rest periods, we cannot estimate the potential liability, if any, which may arise from such claim. However, if an adverse determination is made and is extended to other employees we could potentially be liable for substantial amounts.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  GRILL CONCEPTS, INC.

Dated:  May 12, 2003
                                   By: /s/ Robert Spivak
                                      -------------------------------------
                                      Robert Spivak
                                      President and Chief Executive Officer

                                   By: /s/ Daryl Ansel
                                       -------------------------------------
                                        Daryl Ansel
                                        Principal Accounting Officer

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

Dated: May 12, 2003

By: /s/ Robert Spivak
-----------------------
Robert Spivak
Chief Executive Officer

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

Dated: May 12, 2003

By: /s/ Daryl Ansel
---------------------------
Daryl Ansel
Chief Financial Officer

Exhibit 99.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Robert Spivak, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc. on Form 10-Q for the quarterly period ended March 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/Robert Spivak
                                     ------------------
                                   Name: Robert Spivak
                                   Title: Chief Executive Officer
                                   May 12, 2003


I, Daryl Ansel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc.on Form 10-Q for the quarterly period ended March 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Daryl Ansel
                                     ------------------
                                   Name: Daryl Ansel
                                   Title: Chief Financial Officer
                                   May 12, 2003