Form 10-Q
period 2003-06-29
GRILL CONCEPTS INC
filed 2003-08-13
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

          Delaware                              13-3319172
     ------------------                    --------------------
 (State  or  other  jurisdiction             (IRS  Employer
of incorporation or organization)               Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
   --------------------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
                    -----------------------------------------
              (Registrant's telephone number, including area code)

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

As of August 12, 2003, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                             ----------------------

                                      INDEX



                                                                       Page
                                                                      Number
                                                                      ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  -
       June  29,  2003  and  December  29,  2002                          3

     Consolidated  Condensed  Statements  of  Operations  -
       For  the  three  months  and  six  months  ended  June
       29,  2003  and  June  30,  2002                                    5

     Consolidated  Condensed  Statements  of  Cash  Flows  -
       For  the  six  months  ended  June  29,  2003  and
       June  30,  2002                                                    6

     Notes  to  Consolidated  Condensed  Financial  Statements            7

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition and  Results  of  Operations                         16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      31

Item  4.  Controls  and  Procedures                                      31

PART  II  -  OTHER  INFORMATION

Item  1.  Legal  Proceedings                                             32

Item  4.  Submission  of  Matters  to  a  Vote  of Security Holders      32

Item  6.  Exhibits  and  Reports  on  Form  8-K                          33

SIGNATURES                                                               34

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS


                                               June 29,    December 29,
                                                 2003         2002
                                              -----------  -----------
                                              (unaudited)
Current assets:
  Cash and cash equivalents                   $ 1,914,000  $ 1,275,000
  Inventories                                     495,000      469,000
  Receivables, net of reserve ($46,000 in
      2003 and 2002)                              648,000      549,000
  Prepaid expenses                                725,000      527,000
                                              -----------  -----------

    Total current assets                        3,782,000    2,820,000

Furniture, equipment, & improvements, net       8,268,000    8,768,000

Goodwill, net                                     205,000      205,000
Restricted cash                                   150,000      616,000
Note receivable                                   124,000      121,000
Liquor licenses                                   318,000      332,000
Advance to managed outlet                         287,000      351,000
Other assets                                      464,000      452,000
                                              -----------  -----------

    Total assets                              $13,598,000  $13,665,000
                                              ===========  ===========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                       GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                                    (Continued)

                         LIABILITIES,  MINORITY  INTEREST  AND  STOCKHOLDERS'  EQUITY

                                                                                      June 29,      December 29,
                                                                                       2003            2002
                                                                                    ------------   -------------
                                                                                    (unaudited)
Current liabilities:
  Accounts payable                                                                $   1,179,000   $   978,000
  Accrued expenses                                                                    2,462,000     2,454,000
  Current portion of long term debt                                                     365,000       403,000
  Notes payable - related parties                                                       313,000       306,000
                                                                                    ------------   -------------
    Total current liabilities                                                         4,319,000     4,141,000

Long-term debt                                                                          379,000       538,000
Notes payable - related parties                                                         357,000       438,000
                                                                                    ------------   -------------
    Total liabilities                                                                 5,055,000     5,117,000

Minority interest                                                                     1,800,000     2,370,000

Stockholders' equity:
 Series I, Convertible Preferred Stock, $.001 par
  value; 1,000,000 shares authorized, none
  issued and outstanding in 2003 and 2002                                                     -             -
 Series II, 10% Convertible Preferred Stock, $.001 par
  value; 1,000,000 shares, authorized, 500 shares
  issued and outstanding in 2003 and 2002                                                     -             -
 Common stock, $.00004 par value; 12,000,000 shares
  authorized in 2003 and 2002, 5,537,071 shares
  issued and outstanding in 2003 and 2002                                                     -             -
 Additional paid-in capital                                                          13,152,000    13,152,000
 Accumulated deficit                                                                 (6,409,000)   (6,974,000)
                                                                                    ------------   -------------
   Total stockholders' equity                                                          6,743,000     6,178,000
                                                                                    ------------   -------------
     Total liabilities, minority interest and
        stockholders' equity                                                      $   13,598,000   $13,665,000
                                                                                    ============   =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                             GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                                         (Unaudited)

                                                    Three  Months  Ended               Six  Months  Ended
                                                  ---------------------------      ----------------------------
                                                  June 29, 2003   June 30, 2002    June 29, 2003  June 30, 2002
                                                  -------------   -------------    -------------  -------------
Revenues:
  Sales                                             $11,519,000   $10,062,000      $23,186,000      $21,612,000
  Management and license fees                           262,000       246,000          517,000          468,000
                                                  -------------   -------------    -------------  -------------
   Total revenues                                    11,781,000    10,308,000       23,703,000       22,080,000
Cost of sales                                         3,222,000     2,780,000        6,396,000        5,961,000
                                                  -------------   -------------    -------------  -------------
Gross profit                                          8,559,000     7,528,000       17,307,000       16,119,000
                                                  -------------   -------------    -------------  -------------

Operating expenses:
  Restaurant operating expenses                       7,047,000     6,446,000       14,042,000       13,479,000
  Gain on disposal of assets                                  -       (71,000)         (12,000)         (71,000)
  General and administrative                            909,000       937,000        1,816,000        1,866,000
  Depreciation and amortization                         357,000       357,000          789,000          728,000
  Pre-opening charges                                         -             -          187,000                -
                                                  -------------   -------------    -------------  -------------
  Total operating expenses                            8,313,000     7,669,000       16,822,000       16,002,000
                                                  -------------   -------------    -------------  -------------

Income (loss) from operations                           246,000      (141,000)         485,000          117,000
Interest expense, net                                   (44,000)      (56,000)         (92,000)        (101,000)
                                                  -------------   -------------    -------------  -------------

Income (loss) before provision for
income taxes, equity in loss of joint
venture and minority interest                           202,000      (197,000)         393,000           16,000

Provision for income taxes                              (26,000)       (2,000)         (81,000)         (20,000)
Minority interest                                        48,000       141,000          264,000          194,000
Equity in loss of joint venture                          (6,000)       (7,000)         (11,000)         (12,000)
                                                  -------------   -------------    -------------  -------------

Net income (loss)                                       218,000       (65,000)         565,000          178,000
Preferred dividends accrued or paid                     (12,000)      (12,000)         (25,000)         (25,000)
                                                  -------------   -------------    -------------  -------------

Net income (loss) applicable to
 common stock                                       $    206,000  $   (77,000)     $   540,000      $   153,000
                                                  =============   =============    =============  =============

Net income (loss) per share applicable
   to common stock:
     Basic                                          $      0.04   $     (0.01)     $      0.10      $      0.03
                                                  =============   =============    =============  =============

     Diluted                                        $      0.04   $     (0.01)     $      0.10      $      0.03
                                                  =============   =============    =============  =============

Weighted average shares outstanding:
      Basic                                            5,537,071     5,537,071       5,537,071        5,537,071
                                                  =============   =============    =============  =============
      Diluted                                          5,563,370     5,537,071       5,547,389        5,562,651
                                                  =============   =============    =============  =============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                 GRILL CONCEPTS, INC. AND SUBSIDIARIES
        CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                              (Unaudited)

                                                              Six  Months  Ended
                                                             ---------------------
                                                           June  29,     June  30,
                                                             2003          2002
                                                          -----------  ------------

Cash flows from operating activities:
  Net income                                              $  565,000   $   178,000
  Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Depreciation and amortization                            789,000       728,000
    Gain on sale of assets                                   (12,000)      (71,000)
    Minority interest in loss of subsidiaries               (264,000)     (194,000)
    Equity in loss of joint venture                           11,000        12,000
  Changes in operating assets and liabilities
    Inventories                                              (26,000)       70,000
    Receivables                                              (99,000)      (65,000)
    Prepaid expenses and other current assets               (206,000)      (37,000)
    Liquor licenses and other assets                         (14,000)       15,000
    Accounts payable                                         201,000      (296,000)
    Accrued liabilities                                      (40,000)     (573,000)
                                                          -----------  ------------
  Net cash provided by (used in) operating activities        905,000      (233,000)
                                                          -----------  ------------

Cash flows from investing activities:
  Proceeds from sale of assets                                26,000       144,000
  Release of restricted cash                                 466,000             -
  Advance to managed outlet                                        -      (287,000)
  Advance repaid by managed outlet                            64,000             -
  Investment in non-consolidated entity                      (30,000)      (47,000)
  Additions to furniture, equipment and improvements        (260,000)     (402,000)
                                                          -----------  ------------
Net cash provided by (used in) investing activities          266,000      (592,000)
                                                          -----------  ------------

Cash flows from financing activities:
  Preferred return to minority stockholders                  (88,000)      (88,000)
  Return of capital to minority stockholders                (173,000)      (64,000)
  Payments to related parties                                (74,000)      (68,000)
  Payments on long-term debt                                (197,000)     (179,000)
                                                          -----------  ------------
  Net cash used in financing activities                     (532,000)     (399,000)
                                                          -----------  ------------

Net increase (decrease) in cash and cash equivalents         639,000    (1,224,000)
Cash and cash equivalents, beginning of period             1,275,000     2,300,000
                                                          -----------  ------------
Cash and cash equivalents, end of period                  $1,914,000   $ 1,076,000
                                                          ===========  ============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                              $   89,000   $    90,000
    Income taxes                                              34,000        85,000
  Non-cash transaction:
    Note receivable from sale of assets                   $        -   $   117,000


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

2.     RESTRICTED CASH

Capital contributions from both the Company and the minority member of The Daily Grill at Continental Park, LLC ("South Bay Daily Grill") have been deposited into an escrow account. The escrow agent is issuing checks directly to the contractor or to the Company for payment to other vendors for expenses associated with the construction of the new restaurant and pre-opening activities. Amounts held in the escrow account are classified as restricted cash. Upon disbursement from the escrow account, amounts are reclassified as cash, if disbursed to the Company, or to appropriate asset or expense categories.

3.     RECENTLY  ISSUSED  ACCOUNTING  REQUIREMENTS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. The Company adopted SFAS 145 effective December 30, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

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

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the six months ended June 29, 2003. Adoption of this statement has not had a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance that determines (1) whether consolidation is required under the "controlling interest' model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions are required to be applied to preexisting entities as of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

4.     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the six months ended June 29, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at June 29, 2003, (4) the Preferred Return to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at June 29, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions:

SAN JOSE GRILL LLC

Initial Capital Contribution:          Members (a)          $    1,149,650
                                                        ==================
                                       Company              $      350,350
                                                       ===================
Distributions of capital, preferred
return and profit during six months
ended June 29, 2003                    Members              $      173,000
                                                       ===================
                                       Company              $      173,000
                                                       ===================
Unreturned Initial Capital
Contributions at June 29, 2003:        Members              $            0
                                                       ===================
                                       Company              $            0
                                                       ===================
Preferred Return                       Members                         10%
                                       Company                         10%
Accrued but unpaid Preferred
Returns at June 29, 2003               Members              $            0
                                                       ===================
                                       Company              $            0
                                                       ===================
Management Fee                         Company                          5%

Principal Distribution Provisions:
           Order of Distributions                     Allocation
   ------------------------------------        ------------------------
1     Until Return of Initial Capital          10% to Company (Manager)
                                               50.05% of 90% to Company
                                               49.95% of 90% to Members

2     Until Return of Preferred Return         50.05% to Company
                                               49.05% to Members

3     Until Return of Additional
      Contributions                            50.05% to Company
                                               49.95% to Members

     Thereafter:

4     Balance of distributable cash            16.67% to Company (Manager)
                                               50.05% of 83.33% to Company
                                               49.95% of 83.33% to Members



CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:          Members (b)          $    1,700,000
                                                       ===================
                                       Company              $            0
                                                       ===================
Distributions of capital during six
months ended June 29, 2003             Members (b)          $      110,000
                                                       ===================
Unreturned Initial Capital
Contributions at June 29, 2003:        Members              $    1,054,000
                                                       ===================
Preferred Return                       Members                          8%

Accrued but unpaid Preferred
Returns at June 29, 2003               Members              $            0
                                                       ===================
Management Fee                         Company                          5%



Principal Distribution Provisions:
           Order of Distributions                     Allocation
   ------------------------------------        ------------------------
1     Until Return of Members Capital          100% to Members

2     Until Preferred Return                   100% to Members

     Thereafter:

3     Balance of distributable cash            60% to Company
                                               40% to Members

THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:          Members              $    1,200,000
                                                       ===================
                                       Company              $      250,000
                                                       ===================
Distributions of capital during six
months ended June 29, 2003             Members              $            0
                                                       ===================
                                       Company              $            0
                                                       ===================
Unreturned Initial Capital
Contributions at June 29, 2003:        Members              $    1,200,000
                                                       ===================
                                       Company              $      250,000
                                                       ===================
Preferred Return:                      Members                         12%
                                       Company                         12%
Accrued but unpaid Preferred
Returns at June 29, 2003:              Members              $            0
                                                       ===================
                                       Company              $            0
                                                       ===================
Management Fee                         Company                          5%




Principal Distribution Provisions:
           Order of Distributions                     Allocation
   ------------------------------------        ------------------------
1     Until Return of Members Capital          10% to Company (Manager)
      and Preferred Return                     90% to Members

2     Until Return of Company's Capital        90% to Company (Manager)
      and Preferred Return                     10% to Members

     Thereafter:

3     Balance of distributable cash            51% to Company
                                               49% to Members

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:          Members              $    1,000,000
                                                       ===================
                                       Company              $      350,000
                                                       ===================
Distributions of capital during six
months ended June 29, 2003             Members              $            0
                                                       ===================
                                       Company              $            0
                                                       ===================
Unreturned Initial Capital
Contributions at June 29, 2003:        Members              $    1,000,000
                                                       ===================
                                       Company              $      350,000
                                                       ===================
Preferred Return:                      Members                         10%
                                       Company (c)                     10%
Accrued but unpaid Preferred
Returns at June 29, 2003:              Members             $        45,000
                                                       ===================
                                       Company             $        16,000
                                                       ===================
Management Fee                         Company                          5%

Principal Distribution Provisions:
           Order of Distributions                     Allocation
   ------------------------------------        ------------------------
1     Until payment in full of all
      deferred management fees                 100% to Company (Manager)

2     Until Return of Any Additional
      Contributions and Preferred
      Returns thereon                          Ratably to Company and
                                               Members

3     Until $300,000 is paid                   33.3% to Company
                                               66.6% to Members

4     Until Return of Members accrued
      and unpaid preferred returns             10% to Company
                                               90% to Members

5     Until Members Capital
      Contribution Returned                    10% to Company
                                               90% to Members

6     Until Return of Company's
      Preferred Return                         90% to Company
                                               10% to Members

7     Until Return of Company's
      Capital Contribution                     90% to Company
                                               10% to Members

      Thereafter

8     Balance of distributable cash            50.1% to Company
                                               49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of June 29, 2003 includes $88,000 of capital and preferred return and $22,000 of payment on the loan.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

5.     STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" as amended by SFAS No. 148. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

     The Company has adopted the disclosure-only provisions of SFAS No. 123 and 148, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in the six months of 2003 and 2002 would have decreased net income by $88,000 and $90,000, respectively on a pro forma basis.





                                   2003      2002
                                 --------  --------
Net income applicable to         $540,000  $153,000
common stock
Net income applicable to         $452,000  $ 63,000
common stock, pro forma
Net income per share
applicable to common stock, as
reported:
    Basic                        $   0.10  $   0.03
    Diluted                      $   0.10  $   0.03
Net income per share
applicable to common stock,
pro forma:
    Basic                        $   0.08  $   0.01
    Diluted                      $   0.08  $   0.01



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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the six and three-month periods ended June 29, 2003 and June 30, 2002 follow:



           Six months                                                2003                   2002
                                                             Earnings    Shares     Earnings    Shares
                                                           ---------------------------------------------
Net income                                                  $ 565,000              $ 178,000
Less: preferred stock dividend                                (25,000)               (25,000)
                                                            ----------             ----------
Earnings available for common stockholders                    540,000   5,537,071    153,000   5,537,071
Dilutive securities:
   Stock options                                                    -           -          -       2,572
   Warrants                                                         -      10,318          -      25,580
                                                            ----------  ---------  ----------  ---------
Dilutive earnings available to
common stockholders                                         $ 540,000   5,547,389  $ 153,000   5,562,651
                                                           ==============================================



For the six months ended June 29, 2003, 751,575 options, 1,732,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the six months ended June30, 2002, 592,813 options, 2,107,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.



           Three months                                              2003                    2002
                                                              Earnings    Shares     Earnings    Shares
                                                           ---------------------------------------------
Net income (loss)                                            $ 218,000              $ (65,000)
Less: preferred stock dividend                                 (12,000)               (12,000)
                                                             ----------             ----------
Earnings available for common stockholders                     206,000   5,537,071    (77,000)  5,537,071
Dilutive securities:
   Stock options                                                     -       2,564          -           -
   Warrants                                                          -      23,735          -           -
                                                             ----------  ---------  ----------  ---------
Dilutive earnings available to
common stockholders                                          $ 206,000   5,563,370  $ (77,000)  5,537,071
                                                           ==============================================



For the three months ended June 29, 2003, 679,275 options, 1,732,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended June 30, 2002, 675,113 options, 2,297,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

7.     ADVANCE TO MANAGED OUTLET

On February 25, 2002 the Company began management of a San Francisco hotel-based Daily Grill restaurant. The Company advanced approximately $287,000 to the restaurant during the first six months of 2002, which will be reimbursed through future operations.

In July 2002 the Company began management of a Daily Grill restaurant in the Westin Galleria in Houston, Texas. The Company advanced approximately $64,000 to the restaurant for initial working capital during 2002 that was repaid in May 2003.

8.     ADDITIONAL  INVESTMENT  IN  NON-CONSOLIDATED  ENTITIY

In April 2003 the Company contributed an additional $30,000 to the Universal CityWalk joint venture. Although the management agreement for Universal Grill Joint Venture requires the Company and the other member to make an interest free loan to the joint venture of fifty percent of anticipated negative cash flows, both members agreed to make this payment a capital contribution. A similar contribution totaling $47,000 was made in April 2002.


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



                                                                   Three Months Ended           Six Months Ended
                                                                  ---------------------      -----------------------
                                                                  June 29,      June 30,     June 29,       June  30,
                                                                   2003           2002         2003           2002
                                                                  -------      ---------     --------       --------
Revenues:                                                             %              %             %             %
  Company restaurant sales                                         97.8           97.6          97.8          97.9
  Management and license fees                                       2.2            2.4           2.2           2.1
                                                                  -------      ---------     --------       --------
     Total operating revenues                                     100.0          100.0         100.0         100.0

Cost of sales                                                      27.4           27.0          27.0          27.0
                                                                  -------      ---------     --------       --------
  Gross profit                                                     72.6           73.0          73.0          73.0
                                                                  -------      ---------     --------       --------

  Restaurant operating expense                                     59.8           62.5          59.2          61.0
  Gain on disposal of assets                                          -           (0.7)          0.0          (0.3)
  General and administrative expense                                7.7            9.1           7.7           8.5
  Depreciation and amortization                                     3.0            3.5           3.3           3.3
  Preopening expenses                                                 -              -            0.8            -
                                                                  -------      ---------     --------       --------
     Total operating expenses                                      70.5           74.4           71.0         72.5
                                                                  -------      ---------     --------       --------

   Operating income (loss)                                          2.1           (1.4)           2.0          0.5

Interest expense, net                                              (0.4)          (0.5)          (0.4)        (0.5)
                                                                  -------      ---------     --------       --------

Income (loss) before provision for income
taxes, minority interest and equity in loss of
joint venture                                                       1.7           (1.9)           1.6          0.0
Provision for income taxes                                         (0.2)           0.0           (0.3)        (0.1)
Minority interest                                                   0.4            1.4            1.1          0.9
Equity in loss of joint venture                                    (0.1)          (0.1)           0.0          0.0
                                                                  -------      ---------     --------       --------

Net income (loss)                                                   1.8           (0.6)           2.4          0.8
                                                                  =======      =========     ========       ========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.



                                                       Second Quarter       Year-to-date       Total open at
                                                          Openings           Openings         End of Quarter
                                                    ----------------    ---------------      ----------------
                                                    FY 2003    FY 2002   FY 2003   FY 2002   FY 2003  FY 2002
                                                   --------   --------   -------   -------    ------  -------
Daily Grill restaurants:
    Company owned                                        -         (1)         1        (1)       10       9
    Managed and/or licensed                              -          -          -         1         6       5
Grill on the Alley restaurants:
    Company owned                                        -          -          -         -         4       4
Pizza restaurants                                        -         (1)         -        (1)        -       -
Other restaurants
    Managed and/or licensed                              -          -          -         -         1       1
                                                   --------   --------   -------   -------    ------  -------
Total                                                    -         (2)         1        (1)       21      19
                                                   ========   ========   =======   ========   =======  ======





                                              Three Months Ended            Six Months Ended
                                        ---------------------------    ----------------------------
                                            June 29,        June 30,      June 29,       June 30,
                                             2003            2002          2003            2002
                                        -----------       ----------    -----------     ------------
Weighted average weekly sales
  per company owned restaurant:
    Daily Grill                             $63,986          $56,231        $65,766         $58,513
    Grill on the Alley                       75,551           71,890         76,546          74,216
    Pizza restaurants                            -            30,986              -          31,067

Change in comparable restaurant (1):
    Daily Grill                                10.0%            (5.7)%          6.6%           (7.0)%
    Grill on the Alley                          7.9%            (2.0)%          3.1%           (5.3)%

Total Company revenues:
    Daily Grill                          $7,486,000       $6,230,000    $15,225,000     $13,396,000
    Grill on the Alley                    4,033,000        3,739,000      7,961,000       7,719,000
    Pizza restaurants                             -           93,000              -         497,000
    Management and license fees             262,000          246,000        517,000         468,000
                                        -----------       ----------    -----------     ------------
Total consolidated revenues             $11,781,000       10,308,000    $23,703,000     $22,080,000
                                        -----------       ----------    -----------     ------------

Managed restaurants                       3,734,000        3,267,000     7,035,000        6,352,000
Licensed restaurants                      2,184,000        1,801,000     4,479,000        3,248,000
Less: management and license fees          (262,000)        (246,000)     (517,000)        (468,000)
                                        -----------       ----------    -----------     ------------
Total system sales                      $17,437,000      $15,130,000   $34,700,000      $31,212,000
                                        ===========       ==========    ===========     ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2003 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

The Company's results fully consolidate sales for owned restaurants, but include only management and license fee income from the managed and licensed restaurants. The Company operated 14 owned restaurants, 4 managed restaurants and licensed its name and recipes to 3 others during the quarter and six months ended June 29, 2003 as compared to 15 owned restaurants, 4 managed restaurants and 2 licensed during the quarter and six months ended June 30, 2002. Restaurants operated for a portion of the current year and/or prior year period include the Daily Grill at Continental Park ("South Bay Daily Grill") restaurant that opened in January 2003, the Houston Daily Grill that opened under a management agreement in July 2002, the San Francisco Daily Grill that opened under a management agreement in February 2002, Pizzeria Uno Cherry Hill that was sold in April 2002, and Encino Daily Grill that was closed in April 2002.

The Company's revenues for the second quarter of fiscal 2003 increased to $11.8 million, 14.3% over the $10.3 million generated for the same quarter of fiscal 2002. Total revenues included $11.5 million of sales revenues and $262,000 of management and licensing fees for the 2003 quarter compared to $10.1 million of sales revenues and $246,000 of management and licensing fees for the 2002 quarter. This $1.5 million, or 14.5%, increase in sales revenues for the quarter was primarily attributable to a increase in same store sales ($909,000) and 13 weeks of sales for South Bay Daily Grill ($745,000), partially offset by the closure of the Pizzeria Unos in Cherry Hill ($93,000) and the closure of Encino ($104,000).

Revenues for the six months ended June 29, 2003 increased 7.4% to $23.7 million from the $22.1 million generated for the same period of fiscal 2002. Total revenues included $23.2 million of sales revenues and $517,000 of management and licensing fees for the first six months of 2003, compared to $21.6 million of sales revenues and $468,000 of management and licensing fees for the first six months of 2002. The increase in sales revenues for the six months ($1.6 million, or 7.3%) was primarily attributable to an increase in same store sales ($1,100,000) and the opening of South Bay Daily Grill ($1,538,000) partially offset by the closure of the Pizzeria Unos in Cherry Hill ($497,000) and the Encino Daily Grill ($556,000).

Same store sales (for restaurants open at least 12 months) increased 9.2% for the quarter and 5.3% for the six months. For the quarter, this increase was due to an increase in the number of guests at the Daily Grills ($445,000) and the Grill on the Alley restaurants ($210,000), combined with an increase in average check price at the Daily Grill restaurants ($170,000), and at the Grill on the Alley restaurants ($85,000). For the six months the increase was due to an increase in the number of guests at the Daily Grill restaurants ($578,000) plus an increase in average check price at the Daily Grill restaurants ($271,000) and the Grill on the Alley restaurants ($426,000) that was partially offset by a decrease in the number of guests at the Grill restaurants ($184,000). Management and licensing fees for the quarter increased ($16,000, or 6.5%) primarily due to the opening of the Houston Daily Grill in July 2002. Management and licensing fees increased for the six months ($49,000, or 10.5%) primarily due to the opening of the Houston Daily Grill in July 2002 and the San Francisco Daily Grill in February 2002.

In addition to the 14 restaurants owned by the Company during the quarter and six months ended June 29, 2003, the Company also managed or licensed seven other restaurants. Total revenues for all restaurants owned, managed and licensed by the Company were $17,437,000 and $15,130,000 for the quarters and $34,700,000 and $31,212,000 for the six months ended June 29, 2003 and June 30, 2002, respectively. This represents an increase of $2,307,000, or 15.2%, for the quarter and $3,488,000, or 11.2%, for the six months.

Cost of sales increased by $442,000, or 15.9%, for the quarter and $435,000, or 7.3%, for the six months ended June 29, 2003 as compared to the same periods in 2002 primarily due to the increase in sales and for the quarter, an increase in beef costs partially offset by improved purchasing and menu refinements. Cost of sales as a percentage of total revenues was 27.4% for the quarter and 27.0% for the six months ended June 29, 2003 as compared to 27.0% for the second quarter and the year-to-date period in 2002. The increase in cost of sales as a percentage of total revenues during the second quarter of 2003 was primarily the result of increases in beef costs.

Restaurant operating expenses increased by $601,000, or 9.3%, for the quarter and $563,000, or 4.2%, for the six months as compared to the same periods in 2002. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the South Bay Daily Grill in January 2003 ($522,000) and an increase in payroll and benefits ($141,000) and variable costs ($96,000) at comparable restaurants partially offset by the closure of the Encino Daily Grill ($88,000). The dollar increase in operating expenses for the six months was primarily attributable to the opening of the South Bay Daily Grill ($1,044,000) and an increase in payroll and benefits ($171,000) and variable costs ($156,000) at comparable restaurants partially offset by the closure of the Encino Daily Grill ($443,000) and Cherry Hill Pizzeria Uno location ($380,000). Restaurant operating expenses, as a percentage of revenues, decreased in the second quarter from 61.8% in 2002 to 59.8% in 2003. For the six months, the percentages were 61.0% in 2002 and 59.2% in 2003. The major contributor to the decrease as a percentage of sales was improved labor controls.

General and administrative expense decreased 3.0% for the quarter and decreased 2.7% for the six months as compared to the same periods in 2002. As a percentage of total revenues, general and administrative expense totaled 7.7% for the quarter and the six months as compared to 9.1% for the quarter and 8.5% for the six months in 2002. The decrease in total general and administrative expense of $50,000, or 2.7%, for the six months during 2003 was primarily attributable to cost reduction in recruitment fees, professional services and travel and entertainment offset by an increase in salaries and worker's compensation insurance. The decrease in total general and administrative expense of $28,000, or 3.0%, for the 2003 quarter is attributable to decreased travel and entertainment expenses and payroll and benefits.

Depreciation and amortization expense was flat for the quarter and increased 8.4% for the six months compared to 2002, representing 3.3% of sales for the six months of 2003 and 2002. The increase in depreciation and amortization expense for the six months was primarily due to the addition of the South Bay Daily Grill offset by the closure of the Pizzeria Uno location.

Interest expense, net, decreased by $12,000, or 21.4%, during the quarter and $9,000, or 8.9%, during the six months compared to the same periods in 2002. The decrease in interest expense resulted from the elimination of loan interest due to the continuing reduction of long-term debt.

The Company recorded $81,000 of income taxes for the six months compared to $20,000 in 2002. The Company still has available federal net operating loss carryforwards that can be utilized to offset federal taxable earnings; however, in the states where most of the Company's income is earned there are no net operating losses available making the earnings subject to state income taxes.

Results for the quarter and six months reflect minority interest in the net losses of subsidiaries of $48,000 and $264,000 respectively, compared with $141,000 and $194,000 in the same periods in 2002. The decrease in the amount of net losses allocated to minority interests during the second quarter resulted primarily from the improved operating performance of the Grill on Hollywood. The increase in the amount of net losses allocated to minority interest during the six months resulted primarily from the pre-opening costs for the South Bay Daily Grill partially offset by the improved operating performance at the Grill on Hollywood.

The company incurred a charge of $11,000 for its equity in loss of joint venture during the six months of 2003 compared to $12,000 in 2002, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $25,000 in each of the six months ended June 29, 2003 and June 30, 2002.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL RESOURCES.

At June 29, 2003 the Company had negative working capital of $0.5 million and a cash balance of $1.9 million compared to negative working capital of $1.3 million and a cash balance of $1.3 million at December 29, 2002.

Net cash provided by operations during the six months ended June 29, 2003 totaled $905,000 compared to $233,000 used in operations during the six months ended June 30, 2002. The positive change in operating cash flow during the six months was related to improved profits and an increase in accounts payable during the 2003 period compared to decreases in payables and accrued expenses during the 2002 period

Net cash provided by investing activities during the six months ended June 29, 2003 totaled $266,000 compared to $592,000 used in investing activities during the six months ended June 30, 2002. Cash provided by investing activities during the current period were for the release of restricted cash for construction of the South Bay Daily Grill ($466,000), partially offset by the purchase of furniture, fixtures and equipment ($260,000).

Net cash used in financing activities during the six months ended June 29, 2003 totaled $532,000 compared to $399,000 during the six months ended June 30, 2002. Cash used in financing activities during the current period related to reductions in debt ($271,000), preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($88,000) and return of capital to minority investor in San Jose Grill, LLC ($173,000).

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

At June 29, 2003, the Company had a bank credit facility with nothing owing, a SBA loan of $0.1 million, loans from stockholders/officers of $0.6 million, equipment loans of $0.6 million and loans/advances from a landlord and others of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.7 million at June 29, 2003 and will ratably reduce to $0.5 million by the end of fiscal year 2003.

Under certain of its operating and management agreements the Company has an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which the Company may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

CITYWALK. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations.

SAN FRANCISCO DAILY GRILL. The management agreement for the San Francisco Daily Grill stipulates that if in any month there is insufficient working capital to pay operating expenses, excluding payments to the Company or the Owner, the Company will pay one-half of the required working capital; such advances are to be repaid prior to deferred payments to the Company or Owner.

CHICAGO - THE GRILL ON THE ALLEY. The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member shall receive a preferred return of eight percent on their capital contribution and a payment on their converted capital prior to any distribution of cash.

THE GRILL ON HOLLYWOOD. The Operating Agreement for The Grill on Hollywood, LLC stipulates that 90% of distributable cash shall go to the non-manager member until their preferred return, unrecovered contribution and any additional contribution have been returned.

SAN JOSE GRILL. The Operating Agreement for San Jose Grill, LLC stipulates that distributable cash shall be paid first 10% to the manager and 90% to the members in proportion to their ownership percentage until initial capital is recovered, then as a preferred return on the capital contributions to both members in proportion to their ownership percentage, then to the manager and non-manager members in proportion to their ownership percentage until the additional capital contribution is recovered, and finally 16 2/3% to the manager and the balance to the members in proportion to their ownership percentages.

The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the six months ended June 29, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at June 29, 2003, (4) the Preferred Return to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at June 29, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions:

     SAN JOSE GRILL LLC

Initial Capital Contribution:          Members (a)          $    1,149,650
                                                        ==================
                                       Company              $      350,350
                                                       ===================
Distributions of capital, preferred
return and profit during six months
ended June 29, 2003
                                       Members              $      173,000
                                                       ===================
                                       Company              $      173,000
                                                       ===================
Unreturned Initial Capital
Contributions at June 29, 2003:
                                       Members              $            0
                                                        ==================
                                       Company              $            0
                                                        ==================
Preferred Return                       Members                         10%
                                       Company                         10%
Accrued but unpaid Preferred
Returns at June 29, 2003
                                       Members              $            0
                                                        ==================
                                       Company              $            0
                                                        ==================
Management Fee                         Company                          5%

Principal Distribution Provisions:
             Order of Distributions                    Allocation
             -----------------------           ------------------------
1     Until Return of Initial Capital          10% to Company (Manager)
                                               50.05% of 90% to Company
                                               49.95% of 90% to Members

2     Until Return of Preferred Return         50.05% to Company
                                               49.05% to Members

3     Until Return of Additional
      Contributions                            50.05% to Company
                                               49.95% to Members

     Thereafter:

4     Balance of distributable cash            16.67% to Company (Manager)
                                               50.05% of 83.33% to Company
                                               49.95% of 83.33% to Members



     CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:          Members (b)          $    1,700,000
                                                        ==================
                                       Company              $            0
                                                        ==================
Distributions of capital during six
months ended June 29, 2003
                                       Members (b)          $      110,000
                                                        ==================
Unreturned Initial Capital
Contributions at June 29, 2003:
                                       Members               $   1,054,000
                                                        ==================
Preferred Return                       Members                          8%
Accrued but unpaid Preferred
Returns at June 29, 2003
                                       Members              $            0
                                                        ==================
Management Fee                         Company                          5%



Principal Distribution Provisions:
             Order of Distributions                    Allocation
             -----------------------           ------------------------
1     Until Return of Members Capital          100% to Members

2     Until Preferred Return                   100% to Members

     Thereafter:

3     Balance of distributable cash            60% to Company
                                               40% to Members

     THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:          Members              $    1,200,000
                                                        ==================
                                       Company              $      250,000
                                                        ==================
Distributions of capital during six
months ended June 29, 2003
                                       Members              $            0
                                                        ==================
                                       Company              $            0
                                                        ==================
Unreturned Initial Capital
Contributions at June 29, 2003:
                                       Members              $    1,200,000
                                                        ==================
                                       Company              $      250,000
                                                        ==================
Preferred Return:                      Members                         12%
                                       Company                         12%
Accrued but unpaid Preferred
Returns at June 29, 2003:
                                       Members              $            0
                                                        ==================
                                       Company              $            0
                                                        ==================
Management Fee                         Company                          5%





Principal Distribution Provisions:
             Order of Distributions                    Allocation
             -----------------------           ------------------------
1     Until Return of Members Capital
      and Preferred Return                     10% to Company (Manager)
                                               90% to Members

2     Until Return of Company's
      Capital and Preferred Return             90% to Company (Manager)
                                               10% to Members

     Thereafter:

3     Balance of distributable cash            51% to Company
                                               49% to Members

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:          Members              $    1,000,000
                                                        ==================
                                       Company              $      350,000
                                                        ==================
Distributions of capital during six
months ended June 29, 2003
                                       Members             $             0
                                                        ==================
                                       Company              $            0
                                                        ==================
Unreturned Initial Capital
Contributions at June 29, 2003:
                                       Members              $    1,000,000
                                                        ==================
                                       Company              $      350,000
                                                        ==================
Preferred Return:                      Members                         10%
                                       Company (c)                     10%
Accrued but unpaid Preferred
Returns at June 29, 2003:
                                       Members              $       45,000
                                                        ==================
                                       Company              $       16,000
                                                        ==================
Management Fee                         Company                          5%

Principal Distribution Provisions:
             Order of Distributions                    Allocation
             -----------------------           ------------------------
1     Until payment in full of all
      deferred management fees                   100% to Company (Manager)

2     Until Return of Any Additional
      Contributions and Preferred
      Returns thereon
                                                 Ratably to Company and
                                                 Members

3     Until $300,000 is paid                    33.3% to Company
                                                66.6% to Members

4     Until Return of Members accrued
      and unpaid preferred returns               10% to Company
                                                 90% to Members

5     Until Members Capital
      Contribution Returned                      10% to Company
                                                 90% to Members

6     Until Return of Company's
      Preferred Return                           90% to Company
                                                 10% to Members

7     Until Return of Company's
      Capital Contribution                       90% to Company
                                                 10% to Members

     Thereafter

8     Balance of distributable cash              50.1% to Company
                                                 49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of June 29, 2003 includes $88,000 of capital and preferred return and $22,000 of payment on the loan.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

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

The Company's interest in the 50% owned joint venture that operates the Universal CityWalk Daily Grill is accounted for under the equity method of accounting. Under the equity method, the balance sheet and statement of operations items of that joint venture are not included on the Company's financial statements. Instead, the Company reports on its statement of operations a single line entry reflecting its proportionate interest in the earnings or loss of the joint venture, provided that the aggregate net losses from the joint venture do not exceed the Company's equity in the venture. The Company's equity in the joint venture is reflected as an investment on the balance sheet which is adjusted, but not below zero, to reflect the Company's aggregate share of net income and losses of the venture.

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

Based on the Company's review of its presently operating restaurants and other long-lived assets, during the quarter ended June 29, 2003, the Company recorded no impairments of its long-lived assets.

Valuation  of  Accounts  Receivable
-----------------------------------

The Company reviews all of its accounts receivable on a regular basis to determine the collectability of each account based on age, response to collection efforts, and other factors. The Company establishes a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

Based on the Company's review at June 29, 2003, the current reserve for uncollectable accounts receivable is adequate.

FUTURE  ACCOUNTING  REQUIREMENTS

In May 2002, the FASB issued SFAS 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" are met. The Company adopted SFAS 145 effective December 30, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

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

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the six months ended June 29, 2003. Adoption of this statement has not a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance that determines (1) whether consolidation is required under the "controlling interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. FIN 46 effective dates and transition provisions are required to be applied to preexisting entities as of the first interim period beginning after June 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

CERTAIN  FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

In addition to the planned opening of the new restaurants during 2003, as described above, and the various factors described in the Company's Annual
Report on Form 10-K for the year ended December 29, 2002, the following developments may impact future operating results.

In October 2002, the Company signed a lease to open a hotel-based Daily Grill restaurant in the Hyatt Hotel in Bethesada, Maryland. The restaurant is scheduled to open in the fourth quarter of 2003. The anticipated construction and pre-opening cost of $2,164,000 will be funded by a landlord construction allowance of $1,800,000 and $364,000 by the Company.

In May 2003, the Company signed a management agreement to open a managed Daily Grill in the Portland Westin Hotel in Portland, Oregon in the third quarter of 2003.

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

ITEM  3. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at June 29, 2003. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") and our chief financial officer ("CFO"). Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 25, 2003 we were provided with a Notice of Claim and Conference from the Labor Commissioner of the State of California relating to a claim asserted by a former employee alleging that we failed to give the employee meal breaks as required by California law. Under the California Labor Code, an employer must pay each employee one additional hour of pay at the employee's regular rate of compensation for each workday that the required meal or rest period is not provided. The plaintiff also alleged that additional penalties were owed as a consequence of a resulting failure to pay all wages due. The amount claimed by the plaintiff to be owed for alleged violations of California meal break laws was $3,663. A conference before the California Labor Commissioner was held June 12, 2003 to consider the validity of the plaintiff's claims. In June 2003, we agreed to settle the claim, and the claim was settled, for $3,663, the amount initially sought, rather than incur additional costs to contest the claim. However, we believe that all of our employees are currently, and in the past were, provided with the opportunity to take all required meal and rest breaks. Additionally we believe all terminated employees have been paid fairly and in compliance with federal, state and/or local laws.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

At an annual meeting of shareholders of Grill Concepts, Inc. held on June 25, 2003, the stockholders voted on two proposals: the election of directors and ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants.

The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Charles Frank, Glenn Golenberg, Lewis Wolff, Stephen Ross and Norman MacLeod, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

                           Votes For          Votes Against
                           ---------          -------------

Robert Spivak              4,215,553               1,133
Michael Weinstock          4,215,553               1,113
Charles Frank              4,216,303               383
Glenn Golenberg            4,216,303               383
Lewis Wolff                4,216,303               383
Stephen Ross               4,216,303               383
Norman MacLeod             4,216,025               661

In addition to the election of directors as noted above, the following matter was voted upon at such meeting:

Proposal 2, to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent certifying accountants was approved with 4,226,114 votes cast for, 846 votes cast against, and 1,082 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

     Exhibit No.                    Description
     -----------                    -----------
     31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

On May 19, 2003, we reported on Form 8-K, Item 9, that we issued a press release on May 14, 2003 announcing financial results for the quarter ended March 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                GRILL  CONCEPTS,  INC.


Signature                          Title                    Date



 /s/  Robert  Spivak              President  and Chief      August 12, 2003
--------------------              Executive  Officer
Robert  Spivak




/s/  Daryl  Ansel                Principal  Accounting      August  12,  2003
-----------------                Officer
Daryl  Ansel

                                                                    Exhibit 31.1

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert Spivak, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of GRILL CONCEPTS, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   [omitted  in  accordance  with SEC Release Nos. 33-8238 and 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 12, 2003              /s/ Robert Spivak
                                   -------------------------------------
                                   Robert Spivak
                                   President and Chief Executive Officer

                                                                   Exhibit 31.2

                CERTIFICATION PURSUANT TO 15 U.S.C. SECTION 10A,
                      AS ADOPTED PURSUANT TO SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

I, Daryl Ansel, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of GRILL CONCEPTS, INC.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b)   [omitted  in  accordance  with SEC Release Nos. 33-8238 and 34-47986];

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls over financial reporting.

Date: August 12, 2003              /s/ Daryl Ansel
                                   -----------------------
                                   Daryl Ansel
                                   Chief Financial Officer

Exhibit 32.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Robert Spivak, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc. on Form 10-Q for the quarterly period ended June 29, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/Robert Spivak
                                     ------------------
                                   Name: Robert Spivak
                                   Title: Chief Executive Officer
                                   August 12, 2003


I, Daryl Ansel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc. on Form 10-Q for the quarterly period ended June 29, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Daryl Ansel
                                     ------------------
                                   Name: Daryl Ansel
                                   Title: Chief Financial Officer
                                   August 12, 2003