Form 10-Q
period 2003-09-28
GRILL CONCEPTS INC
filed 2003-11-12
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

      -------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

As of November 7, 2003, 5,537,071 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                             ----------------------

                                      INDEX



                                                                       Page
                                                                      Number
                                                                      ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Consolidated  Condensed  Balance  Sheets  -
       September  28,  2003  and  December  29,  2002                      2

     Consolidated  Condensed  Statements  of  Operations  -
       For  the  three  months  and  nine  months  ended  September
       28,  2003  and  September  29,  2002                                4

     Consolidated  Condensed  Statements  of  Cash  Flows  -
       For  the  nine  months  ended  September  28,  2003  and
       September  29,  2002                                                5

     Notes  to  Consolidated  Condensed  Financial  Statements             6

Item  2.  Management's Discussion and  Analysis of  Financial Condition
          and  Results of  Operations                                     15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       30

Item  4.  Controls  and  Procedures                                       30

PART  II  -  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports  on  Form  8-K                           31

SIGNATURES                                                                32

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS



                                GRILL  CONCEPTS,  INC.  AND  SUBSIDIARIES
                                CONSOLIDATED  CONDENSED  BALANCE  SHEETS


                                                 ASSETS

                                                                      September 28,  December 29,
                                                                           2003         2002
                                                                       -------------  -----------
                                                                      (unaudited)
Current assets:
  Cash and cash equivalents                                           $   1,082,000  $ 1,275,000
  Inventories                                                               509,000      469,000
  Receivables, net of reserve ($46,000 in
    2003 and 2002)                                                          630,000      549,000
  Prepaid expenses and other current assets                                 914,000      527,000
                                                                        -------------  -----------

  Total current assets                                                    3,135,000    2,820,000

Furniture, equipment, & improvements, net                                 8,161,000    8,768,000

Goodwill, net                                                               205,000      205,000
Restricted cash                                                              72,000      616,000
Note receivable                                                             115,000      121,000
Liquor licenses                                                             318,000      332,000
Advance to managed outlet                                                   287,000      351,000
Other assets                                                                441,000      452,000
                                                                        -------------  -----------

  Total assets                                                        $  12,734,000  $13,665,000
                                                                        =============  ===========


The accompanying notes are an integral part of these consolidated condensed financial statements.


                                  GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Continued)

                 LIABILITIES,  MINORITY  INTEREST  AND  STOCKHOLDERS'  EQUITY


                                                     September 28,             December 29,
                                                          2003                    2002
                                                     -------------            ---------------
                                                     (unaudited)
Current liabilities:
  Accounts payable                                  $   1,266,000              $   978,000
  Accrued expenses                                      2,261,000                2,454,000
  Current portion of long term debt                       365,000                  403,000
  Notes payable - related parties                         313,000                  306,000
                                                     -------------            ---------------
    Total current liabilities                           4,205,000                4,141,000

Long-term debt                                            277,000                  538,000
Notes payable - related parties                           318,000                  438,000
                                                     -------------            ---------------
    Total liabilities                                   4,800,000                5,117,000

Minority interest                                       1,521,000                2,370,000

Stockholders' equity:
Series I, Convertible Preferred Stock, $.001 par
  value; 1,000,000 shares authorized, none
  issued and outstanding in 2003 and 2002                        -                      -
Series II, 10% Convertible Preferred Stock, $.001 par
  value; 1,000,000 shares, authorized, 500 shares
  issued and outstanding in 2003 and 2002                        -                      -
Common stock, $.00004 par value; 12,000,000 shares
  authorized in 2003 and 2002, 5,537,071 shares
  issued and outstanding in 2003 and 2002                        -                      -
Additional paid-in capital                             13,152,000               13,152,000
Accumulated deficit                                    (6,739,000)              (6,974,000)
                                                     -------------            ---------------
  Total stockholders' equity                            6,413,000                6,178,000
                                                     -------------            ---------------
  Total liabilities, minority interest and
   stockholders' equity                             $ 12, 734,000              $13,665,000
                                                     =============            ===============

The accompanying notes are an integral part of these consolidated condensed financial statements.


                                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED  CONDENSED  STATEMENTS  OF  OPERATIONS
                                                  (Unaudited)

                                                 Three Months Ended                  Nine Months Ended
                                            September 28,      September 29,   September 28,      September29,
                                                2003               2002            2003               2002
                                            -----------       -------------    ------------        -----------
Revenues:
  Sales                                     $  10,509,000     $  9,231,000     $  33,695,000       $ 30,843,000
  Management and license fees                     278,000          236,000           795,000            704,000
                                            --------------    --------------   --------------      -------------
    Total revenues                             10,787,000        9,467,000        34,490,000         31,547,000
Cost of sales                                   2,968,000        2,610,000         9,364,000          8,571,000
                                            --------------    --------------   --------------      -------------
Gross profit                                    7,819,000        6,857,000        25,126,000         22,976,000
                                            --------------    --------------   --------------      -------------

Operating expenses:
  Restaurant operating expenses                 6,930,000        6,054,000        20,972,000         19,533,000
  Gain on disposal of assets                           -                 -           (12,000)           (71,000)
  General and administrative                      934,000          926,000         2,750,000          2,792,000
  Depreciation and amortization                   411,000          364,000         1,200,000          1,092,000
  Preopening expenses                                  -                 -           187,000                  -
                                            --------------    --------------   --------------      -------------
  Total operating expenses                      8,275,000        7,344,000        25,097,000         23,346,000
                                            --------------    --------------   --------------      -------------

Income (loss) from operations                    (456,000)        (487,000)           29,000           (370,000)
Interest expense, net                             (49,000)         (59,000)         (141,000)          (160,000)
                                            --------------    --------------   --------------      -------------

Loss before benefit (provision) for
income taxes, equity in loss of joint
venture and minority interest                    (505,000)        (546,000)         (112,000)          (530,000)

Benefit (provision) for income taxes               13,000           (2,000)          (68,000)           (22,000)
Minority interest                                 161,000          107,000           425,000            301,000
Equity in income (loss) of joint
 venture                                            1,000           (1,000)          (10,000)           (13,000)
                                            --------------    --------------   --------------      -------------

Net income (loss)                                (330,000)        (442,000)          235,000           (264,000)
Preferred dividends accrued or paid               (12,000)         (12,000)          (38,000)           (38,000)
                                            --------------    --------------   --------------      -------------

Net income (loss) applicable to
 common stock                               $    (342,000)    $   (454,000)    $     197,000       $   (302,000)
                                            ===============   ==============    ==============     =============

Net income (loss) per share applicable
 to common stock:
     Basic                                        $(0.06)           $(0.08)            $0.04            $(0.05)
                                                 ========           =======            ======          =========
     Diluted                                      $(0.06)           $(0.08)            $0.04            $(0.05)
                                                 ========           =======            ======          =========

Weighted average shares outstanding:
     Basic                                      5,537,071         5,537,071          5,537,071        5,537,071
                                               ===========       ===========        ===========       ==========
     Diluted                                    5,537,071         5,537,071          5,613,527        5,537,071
                                               ===========       ===========        ===========       ==========

The accompanying notes are an integral part of these consolidated condensed financial statements.


                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                  CONSOLIDATED  CONDENSED  STATEMENTS  OF  CASH  FLOWS
                                     (Unaudited)


                                                                        Nine  Months  Ended
                                                                       ----------------------
                                                                   September  28, September  29,
                                                                        2003          2002
                                                                    -----------  ------------

Cash flows from operating activities:
Net income (loss)                                                   $  235,000   $  (264,000)
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
  Depreciation and amortization                                      1,200,000     1,092,000
  Gain on sale of assets                                               (12,000)      (71,000)
  Minority interest in loss of subsidiaries                           (425,000)     (301,000)
  Equity in income (loss) of joint venture                              10,000        13,000
Changes in operating assets and liabilities
  Inventories                                                          (40,000)      139,000
  Receivables                                                          (81,000)       49,000
  Prepaid expenses and other current assets                           (399,000)      (47,000)
  Liquor licenses and other assets                                           -        29,000
  Accounts payable                                                     288,000       (94,000)
  Accrued liabilities                                                 (267,000)     (765,000)
                                                                     -----------  ------------
Net cash provided by (used in) operating activities                    509,000      (220,000)
                                                                     -----------  ------------

Cash flows from investing activities:
  Proceeds from disposal of assets                                      26,000       144,000
  Proceeds from note receivable payments                                10,000             -
  Release of restricted cash                                           544,000             -
  Restricted cash for LLC restaurant construction                            -    (1,260,000)
  Advance to managed outlet                                                  -      (351,000)
  Advance repaid by managed outlet                                      64,000             -
  Investment in non-consolidated entity                                (30,000)      (47,000)
  Additions to furniture, equipment and improvements                  (550,000)     (594,000)
                                                                     -----------  ------------
Net cash provided by (used in) investing activities                     64,000    (2,108,000)
                                                                     -----------  ------------

Cash flows from financing activities:
  Proceeds from minority members' investment in LLC                          -     1,000,000
  Preferred return to minority stockholders                           (132,000)     (117,000)
  Return of capital and profits to minority stockholders              (222,000)      (64,000)
  Payments to related parties                                         (113,000)     (100,000)
  Payments on long-term debt                                          (299,000)     (272,000)
                                                                     -----------  ------------
  Net cash provided by (used in) financing activities                 (766,000)      447,000
                                                                     -----------  ------------

Net decrease in cash and cash equivalents                             (193,000)   (1,881,000)
Cash and cash equivalents, beginning of period                       1,275,000     2,300,000
                                                                     -----------  ------------
Cash and cash equivalents, end of period                            $1,082,000   $   419,000
                                                                     ===========  ============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                        $  136,000   $   215,000
    Income taxes                                                       119,000        81,000
  Non cash transaction:
    Note receivable from sale of assets                             $        -   $   117,000

The accompanying notes are an integral part of these consolidated condensed financial statements.


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
     NOTES  TO  CONSOLIDATED  CONDENSED  FINANCIAL  STATEMENTS
                                  (Unaudited)

1.     INTERIM  FINANCIAL  PRESENTATION

The interim consolidated condensed financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent auditors. The December 29, 2002 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K dated December 29, 2002. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 28, 2003.

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

3.     RECENTLY  ISSUSED  ACCOUNTING  REQUIREMENTS

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Standards No. 145, ("SFAS 145"), "Rescission of FAS Nos. 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations and Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" are met. The Company adopted SFAS 145 effective December 30, 2002. Adoption of this statement has had no impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Standards No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the nine months ended September 28, 2003. Adoption of this statement has not had a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance that determines (1) whether consolidation is required under the "controlling interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. The Company is required to apply FIN 46 to preexisting entities as of the first interim period ending after December 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 30, 2003, did not have an impact on the Company's consolidated financial statements or disclosures.

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

The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the nine months ended September 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at September 28, 2003, (4) the Preferred Return rate to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at September 28, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions:

     SAN JOSE GRILL LLC

Initial Capital Contribution:        Members (a)            $        1,149,650
                                                             ===================
                                     Company                $         350,350
                                                             ===================
Distributions of capital, preferred
return and profit during nine
months ended September 28, 2003:     Members                $           222,000
                                                             ===================
                                     Company                $           222,000
                                                             ===================
Unreturned Initial Capital
Contributions at September 28,       Members
2003:                                                       $                 0
                                                            ====================
                                     Company                $                 0
                                                            ====================
Preferred Return rate:               Members                                10%
                                     Company                                10%

Accrued but unpaid Preferred
Returns at September 28, 2003:       Members                $                 0
                                                            ====================
                                     Company                $                 0
                                                            ====================
Management Fee:                      Company                                 5%

Principal Distribution Provisions:

        Order of Distributions                        Allocation
       ------------------------                      -----------
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

     CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:        Members (b)          $        1,700,000
                                                          ===================
                                     Company              $                0
                                                         ====================
Distributions of capital and note
repayments during nine months        Members (b)          $          165,000
ended September 28, 2003:
                                                         ====================

Unreturned Initial Capital
Contributions at September 28,       Members
2003:                                                     $          999,000
                                                         ====================
Preferred Return rate:               Members                              8%

Accrued but unpaid Preferred
Returns at September 28, 2003:       Members              $                0
                                                         ====================
Management Fee:                      Company                               5%


Principal Distribution Provisions:

        Order of Distributions                        Allocation
        ----------------------                        ----------
1     Until Return of Members Capital           100% to Members

2     Until Return of Preferred Return          100% to Members

     Thereafter:
3     Balance of distributable cash             60% to Company
                                                40% to Members

     THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:        Members              $        1,200,000
                                                          ===================
                                     Company              $          250,000
                                                          ===================
Distributions of capital during nine
months ended September 28, 2003:     Members              $                0
                                                          ===================
                                     Company              $                0
                                                          ===================
Unreturned Initial Capital
Contributions at September 28,       Members
2003:                                                     $        1,200,000
                                                          ===================
                                     Company              $          250,000
                                                          ===================
Preferred Return rate:               Members                             12%
                                     Company                             12%
Accrued but unpaid Preferred
Returns at September 28, 2003:       Members              $                0
                                     Company              $                0
                                                          ===================
Management Fee:                      Company                              5%



Principal Distribution Provisions:

        Order of Distributions                        Allocation
        ----------------------                        ----------
1     Until Return of Members Capital          10% to Company (Manager)
      and Preferred Return                     90% to Members

2     Until Return of Company's Capital        90% to Company (Manager)
      and Preferred Return                     10% to Members

     Thereafter:
3     Balance of distributable cash            51% to Company
                                               49% to Members

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:        Members             $        1,000,000
                                                          ===================
                                     Company             $          350,000
                                                          ===================
Distributions of capital during nine
months ended September 28, 2003:     Members             $                0
                                                          ===================
                                     Company             $                0
                                                          ===================
Unreturned Initial Capital
Contributions at September 28,       Members
2003:                                                    $        1,000,000
                                                          ===================
                                     Company             $          350,000
                                                          ===================
Preferred Return rate:               Members                             10%
                                     Company (c)                         10%
Accrued but unpaid Preferred
Returns at September 28, 2003:       Members             $           70,000
                                                          ===================
                                     Company             $           25,000
                                                          ===================
Management Fee:                      Company                              5%

Principal Distribution Provisions:

        Order of Distributions                                  Allocation
        ----------------------                                  ----------

1     Until payment in full of all deferred management fees   100% to
                                                              Company (Manager)

2     Until Return of Any Additional Contributions
      and Preferred Returns thereon                           Ratably to Company
                                                              and Members

3     Until $300,000 is paid                                  33.3% to Company
                                                              66.7% to Members

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

5     Until Members Capital Contribution Returned             10% to Company
                                                              90% to Members

6     Until Return of Company's Preferred Return              90% to Company
                                                              10% to Members

7     Until Return of Company's Capital Contribution          90% to Company
                                                              10% to Members

     Thereafter
8     Balance of distributable cash                           50.1% to Company
                                                              49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of September 28, 2003 includes $132,000 of capital and preferred return and $33,000 of payment on the loan.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

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

The Company has adopted the disclosure-only provisions of SFAS No. 123 and 148, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date on a pro forma basis for the nine months is indicated on the table below:


                               September 28  September 29,
                                    2003        2002
                                 ----------  ----------
Net income (loss) applicable to
 common stock                    $ 197,000   $(302,000)
Compensation expense              (133,000)   (138,000)
                                 ----------  ----------
Net income (loss) applicable to
 common stock, pro forma         $  64,000   $(440,000)
Net income (loss) per share
 applicable to common stock, as
 reported:
    Basic                        $    0.04   $   (0.05)
    Diluted                      $    0.04   $   (0.05)
Net income (loss) per share
applicable to common stock,
pro forma:
    Basic                        $    0.01   $   (0.08)
    Diluted                      $    0.01   $   (0.08)

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the nine and three month periods ended September 28, 2003 and September 29, 2002 follow:



         Nine months                                                  2003                    2002
                                                              Earnings     Shares      Earnings    Shares
                                                             --------------------------------------------
Net income (loss)                                            $235 ,000                $ (264,000)
Less: preferred stock dividend                                 (38,000)                  (38,000)
                                                             ----------                -----------
Earnings available for common
  stockholders                                                 197,000     5,537,071    (302,000)  5,537,071
Dilutive securities:
  Stock options                                                      -        31,667           -          -
  Warrants                                                           -        44,789           -          -
                                                             ----------  -----------  ----------  ---------
Dilutive earnings available to
  common stockholders                                        $ 197,000     5,613,527   $(302,000)  5,537,071
                                                             ==============================================



For the nine months ended September 28, 2003, 465,700 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the nine months ended September 29, 2002, 658,550 options, 1,922,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.



         Three months                                                 2003                    2002
                                                              Earnings     Shares      Earnings    Shares
                                                             ---------------------------------------------
Net income (loss)                                            $(330,000)              $ (442,000)
Less: preferred stock dividend                                 (12,000)                 (12,000)
                                                             ----------               -----------
Earnings available for common
  Stockholders                                                (342,000)    5,537,071   (454,000)  5,537,071
Dilutive securities:
  Stock options                                                      -                        -           -
  Warrants                                                           -            -           -           -
                                                             ----------  -----------  ----------  ---------
Dilutive earnings available to
  common stockholders                                        $(342,000)    5,537,071  $(454,000)  5,537,071
                                                             ================================================


For the three months ended September 28, 2003, 744,450 options, 1,912,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended September 29, 2002, 658,550 options, 1,922,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

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

8.     ADDITIONAL  INVESTMENT  IN  NON-CONSOLIDATED  ENTITY

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

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated condensed statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. Percentages may not add due to rounding.



                                           Three  Months  Ended            Nine  Months  Ended
                                          ----------------------          -----------------------
                                         September      September          September    September
                                         28, 2003       29,  2002          28,  2003     29, 2002
                                         ---------      ---------          ---------     --------
Revenues:                                    %              %                   %            %
  Company restaurant sales                97.4           97.5                97.7         97.8
  Management and license fees              2.6            2.5                 2.3          2.2
                                         ---------      ---------          ---------     --------
     Total operating revenues            100.0          100.0               100.0        100.0

Cost of sales                             27.5           27.6                27.1         27.2
                                         ---------      ---------          ---------     --------
Gross profit                              72.5           72.4                72.9         72.8
                                         ---------      ---------          ---------     --------

Restaurant operating expense              64.2           64.0                60.8         61.9
Gain on disposal of assets                   -              -                   -         (0.2)
General and administrative expense         8.7            9.8                 8.0          8.8
Depreciation and amortization              3.8            3.8                 3.5          3.5
Preopening expenses                          -              -                 0.5            -
                                         ---------      ---------          ---------     --------
     Total operating expenses             76.7           77.6                72.8         74.0
                                         ---------      ---------          ---------     --------
  Operating income (loss)                 (4.2)          (5.1)                0.1         (1.2)

Interest expense, net                     (0.5)          (0.6)               (0.4)        (0.5)
                                         ---------      ---------          ---------     --------

Loss before benefit (provision) for
Income taxes, minority interest and
equity in loss of joint venture           (4.7)          (5.8)               (0.3)        (1.7)

Benefit (provision) for income taxes       0.1              -                (0.2)        (0.1)
Minority interest                          1.5            1.1                 1.2          1.0
Equity in income (loss) of joint venture     -              -                   -            -
                                         ---------      ---------          ---------     --------

Net income (loss)                         (3.1)          (4.7)                0.7          (0.8)
                                         =========      =========          =========     ========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.



                                               Third Quarter       Year-to-date        Total open at
                                                 Openings        Openings/Closings     End of Quarter
                                             ----------------    -----------------   ----------------
                                             FY 2003   FY 2002   FY 2003   FY 2002   FY 2003  FY 2002
                                             -------   -------   -------   -------   -------  -------
Daily Grill restaurants:
    Company owned                                  -        -          1        (1)       10       9
    Managed and/or licensed                        1        1          1         2         7       6
Grill on the Alley restaurants:
    Company owned                                  -        -          -         -         4       4
Pizza restaurants                                  -        -          -        (1)        -       -
Other restaurants:
    Managed and/or licensed                        -        -          -         -         1       1
                                             -------   -------   -------   -------   -------  -------
Total                                              1        1          2         -        22      20
                                             =======   =======   =======   =======   =======  =======



                                                         Three Months Ended                Nine Months Ended
                                                         ------------------               --------------------
                                                      September 28,   September 29,  September 28,    September 29,
                                                          2003            2002           2003             2002
                                                      -----------      ------------  ------------     ------------

Weighted average weekly sales
   per company owned restaurant:
      Daily Grill                                     $    56,734       $    56,160    $   62,699      $     56,861
      Grill on the Alley                                   74,445            65,183        75,846            71,205
      Pizza restaurants                                         -             n.a.              -            29,239

Change in comparable restaurant (1):
      Daily Grill                                            4.0%              (3.7)%        5.8%             (5.9)%
      Grill on the Alley                                    14.2%              (3.3)%        6.5%             (4.7)%

Total Company revenues:
      Daily Grill                                     $ 6,638,000       $ 5,841,000    $21,863,000     $ 19,238,000
      Grill on the Alley                                3,871,000         3,390,000     11,832,000       11,108,000
      Pizza restaurants                                         -                 -              -          497,000
      Management and license fees                         278,000           236,000        795,000          704,000
                                                      -----------      ------------  --------------     ------------

Total consolidated revenues                           $10,787,000       $ 9,467,000    $34,490,000     $ 31,547,000
                                                      -----------      ------------  --------------     ------------

Managed restaurants                                     3,842,000         3,720,000     10,968,000       10,088,000
Licensed restaurants                                    2,220,000         1,786,000      6,700,000        5,033,000
Less: management and license fee                         (278,000)         (236,000)      (795,000)        (704,000)
                                                      -----------      ------------  --------------     ------------
Total system sales                                    $16,571,000       $14,737,000    $51,363,000      $45,964,000
                                                      ===========      ============  ==============     ============


(1)     When  computing  comparable  restaurant  sales,  restaurants open for at least 12 months are compared from period to period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2003 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 29, 2002

The Company's results fully consolidate sales for owned restaurants, but include only management and license fee income from the managed and licensed restaurants. The Company operated 14 owned restaurants, 5 managed restaurants and licensed its name and recipes to 3 others during the quarter and nine months ended September 28, 2003 as compared to 15 owned restaurants, 4 managed restaurants and 3 licensed during the quarter and nine months ended September 29, 2002. Restaurants operated for a portion of the current year and/or prior year period include the Daily Grill at Continental Park ("South Bay Daily Grill") restaurant that opened in January 2003, the Portland Daily Grill that opened under a management agreement in September 2003, the Houston Daily Grill that opened under a management agreement in July 2002, the San Francisco Daily Grill that opened under a management agreement in February 2002, Pizzeria Uno Cherry Hill that was sold in April 2002, and Encino Daily Grill that was closed in April 2002.

The Company's revenues for the third quarter of fiscal 2003 increased to $10.8 million, 13.9% over the $9.5 million generated for the same quarter of fiscal 2002. Total revenues included $10.5 million of sales revenues and $278,000 of management and licensing fees for the 2003 quarter compared to $9.2 million of sales revenues and $236,000 of management and licensing fees for the 2002 quarter. The $1.3 million, or 13.8%, increase in sales revenues for the quarter was primarily attributable to a increase in same store sales ($715,000) and 13 weeks of sales for South Bay Daily Grill ($564,000).

Revenues for the nine months ended September 28, 2003 increased 9.3% to $34.5 million from the $31.5 million generated for the same period of fiscal 2002. Total revenues included $33.7 million of sales revenues and $795,000 of management and licensing fees for the first nine months of 2003, compared to $30.8 million of sales revenues and $704,000 of management and licensing fees for the first nine months of 2002. The increase in sales revenues for the nine months ($2.9 million, or 9.3%) was primarily attributable to an increase in same store sales ($1,804,000) and the opening of South Bay Daily Grill ($2,102,000) partially offset by the closure of the Pizzeria Unos in Cherry Hill ($497,000) and the Encino Daily Grill ($556,000).

Same store sales (for restaurants open at least 12 months) increased 7.7% for the quarter and 6.1% for the nine months. For the quarter, this increase was due to an increase in the number of guests at the Daily Grills ($53,000) and the Grill on the Alley restaurants ($450,000), combined with an increase in average check price at the Daily Grill restaurants ($179,000), and at the Grill on the Alley restaurants ($33,000). For the nine months the increase was due to an increase in the number of guests at the Daily Grill restaurants ($632,000) and the Grill on the Alley restaurants ($282,000) plus an increase in average check price at the Daily Grill restaurants ($448,000) and the Grill on the Alley restaurants ($445,000). Management and licensing fees for the quarter increased ($42,000 or 17.8%) primarily due to increased sales at the Houston, LAX and Burbank Daily Grills . Management and licensing fees increased for the nine months ($91,000 or 12.9%) primarily due to a full 39 weeks of sales at the Houston Daily Grill compared to 12 weeks in 2002 and increased sales at the Burbank and LAX Daily Grills.

In addition to the 14 restaurants owned by the Company during the quarter and nine months ended September 28, 2003, the Company also managed or licensed eight other restaurants. Total revenues for all restaurants owned, managed and licensed by the Company were $16,571,000 and $14,737,000 for the quarters and $51,363,000 and $45,964,000 for the nine months ended September 28, 2003 and September 29, 2002, respectively. This represents an increase of $1,834,000, or 12.4%, for the quarter and $5,399,000, or 11.7%, for the nine months.

Cost of sales increased by $358,000, or 13.7%, for the quarter and $793,000, or 9.3%, for the nine months ended September 28, 2003 as compared to the same periods in 2002 primarily due to the increase in sales and, for the quarter, an increase in beef costs, partially offset by improved purchasing and menu refinements. Cost of sales as a percentage of total revenues was 27.5% for the quarter and 27.1% for the nine months ended September 28, 2003 as compared to 27.6% for the third quarter and 27.2% for the nine months in 2002.

Restaurant operating expenses increased by $876,000, or 14.5%, for the quarter and $1,439,000, or 7.4%, for the nine months as compared to the same periods in 2002. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the South Bay Daily Grill in January 2003 ($475,000) and an increase in payroll ($136,000), benefits ($59,000) and occupancy costs ($103,000) at comparable restaurants. The dollar increase in operating expenses for the nine months was primarily attributable to the opening of the South Bay Daily Grill ($1,520,000) and an increase in payroll ($205,000), benefits ($161,000), variable costs ($190,000) and utilities ($114,000) at comparable restaurants partially offset by the closure of the Encino Daily Grill ($471,000) and Cherry Hill Pizzeria Uno location ($427,000). Restaurant operating expenses, as a percentage of revenues, increased in the third quarter from 64.0% in 2002 to 64.2% in 2003. The major contributors to the increase as a percentage of sales was occupancy (0.6%) and payroll (0.2%) partially offset by a decrease in variable costs (0.5%). For the nine months, the percentages decreased from 61.9% in 2002 to 60.8% in 2003. The major contributor to the decrease as a percentage of sales for the nine month period was improved labor controls providing 0.7% of the decrease and occupancy which provided 0.4%.

General and administrative expense increased 0.9% for the quarter and decreased 1.5% for the nine months as compared to the same periods in 2002. As a percentage of total revenues, general and administrative expense totaled 8.7% for the quarter and 8.0% for the nine months as compared to 9.8% for the quarter and 8.8% for the nine months in 2002. The decrease in total general and administrative expense of $42,000, or 1.5%, for the nine months during 2003 was primarily attributable to cost reduction in recruitment fees, professional services and travel and entertainment offset by an increase in salaries and worker's compensation insurance. The increase in total general and administrative expense of $8,000, or 0.9%, for the 2003 quarter is attributable to increased payroll and benefits offset by decreased travel and entertainment expenses and professional services.

Depreciation and amortization expense increased 12.9% for the quarter and increased 9.9% for the nine months compared to 2002, representing 3.5% of sales for the nine months of 2003 and 2002. The increase in depreciation and amortization expense for the nine months was primarily due to the addition of the South Bay Daily Grill offset by the closure of the Encino Daily Grill and Pizzeria Uno location.

Interest expense, net, decreased by $10,000, or 17.0%, during the quarter and $19,000, or 11.9%, during the nine months compared to the same periods in 2002. The decrease in interest expense resulted from the elimination of loan interest due to the continuing reduction of long-term debt.

The Company recorded $68,000 of income taxes for the nine months compared to $22,000 in 2002. The Company still has available federal net operating loss carryforwards that can be utilized to offset federal taxable earnings; however, in the states where most of the Company's income is earned there are no net operating losses available making the earnings subject to state income taxes.

Results for the quarter and nine months reflect minority interest in the net losses of subsidiaries of $161,000 and $425,000 respectively, compared with $107,000 and $301,000 in the same periods in 2002. The increase in the amount of net losses allocated to minority interests during the third quarter resulted primarily from the losses generated by the South Bay Daily Grill. The increase in the amount of net losses allocated to minority interest during the nine months resulted primarily from the losses generated by the South Bay Daily Grill partially offset by the improved operating performance at the Grill on Hollywood.

The company incurred a charge of $10,000 for its equity in loss of joint venture during the nine months of 2003 compared to $13,000 in 2002, which reflects the Company's 50% interest in the Daily Grill Short Order at Universal Studios City Walk.

The Company reported dividends on preferred stock of $12,500 in each of the quarters and $37,500 in each of the nine months ended September 28, 2003 and September 29, 2002.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL RESOURCES.

At September 28, 2003 the Company had negative working capital of $1.1 million and a cash balance of $1.1 million compared to negative working capital of $1.3 million and a cash balance of $1.3 million at December 29, 2002.

Net cash provided by operations during the nine months ended September 28, 2003 totaled $509,000 compared to $220,000 used in operations during the nine months ended September 29, 2002. The positive change in operating cash flow during the nine months was related to improved profits and an increase in accounts payable during the 2003 period compared to a decrease in payables during the 2002 period offset by an increase in prepaid expenses in 2003.

Net cash provided by investing activities during the nine months ended September 28, 2003 totaled $64,000 compared to $2,108,000 used in investing activities during the nine months ended September 29, 2002. Cash provided by investing activities during the current period were primarily for the release of restricted cash for construction of the South Bay Daily Grill ($544,000) and the return of advance to managed outlet ($64,000), partially offset by the purchase of furniture, fixtures and equipment ($550,000).

Net cash used in financing activities during the nine months ended September 28, 2003 totaled $766,000 compared to $447,000 provided by financing activities during the nine months ended September 29, 2002. Cash used in financing activities during the current period related to reductions in debt ($412,000), preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($132,000) and return of capital and profit distribution to the minority investor in San Jose Grill, LLC ($222,000).

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

At September 28, 2003, the Company had a bank credit facility with nothing owing, a SBA loan of $0.1 million, loans from stockholders/officers of $0.6 million, equipment loans of $0.5 million and loans/advances from a landlord and others of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.6 million at September 28, 2003 and will ratably reduce to $0.5 million by the end of fiscal year 2003.

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

The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the nine months ended September 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at September 28, 2003, (4) the Preferred Return rate to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at September 28, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions:

     SAN JOSE GRILL LLC

Initial Capital Contribution:          Members (a)             $     1,149,650
                                                              ==================
                                       Company                 $       350,350
                                                             ===================

Distributions of capital, preferred
return and profit during nine months
ended September 28, 2003:              Members                 $       222,000
                                                             ===================
                                       Company                 $       222,000
                                                             ===================

Unreturned Initial Capital
Contributions at September 29,
2003:                                  Members                 $           0
                                                             ===================
                                       Company                 $           0
                                                             ===================

Preferred Return rate:                 Members                             10%
                                       Company                             10%

Accrued but unpaid Preferred
Returns at September 28, 2003:         Members                 $            0
                                                             ===================
                                       Company                 $            0
                                                             ===================
Management Fee:                        Company                              5%

Principal Distribution Provisions:

         Order of Distributions                Allocation
         ----------------------                ----------
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
                                                            ===================

Distributions of capital and note
repayments during nine months
ended September 28, 2003:              Members (b)             $       165,000
                                                            ===================

Unreturned Initial Capital
Contributions at September 28,
2003:                                  Members                 $       999,000
                                                            ===================

Preferred Return rate:                 Members                              8%

Accrued but unpaid Preferred
Returns at September 28, 2003:         Members                 $            0
                                                            ===================

Management Fee:                        Company                              5%



Principal Distribution Provisions:

         Order of Distributions                Allocation
         ----------------------                ----------

1     Until Return of Members Capital         100% to Members

2     Until Return of Preferred Return        100% to Members

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
                                                            ===================

Distributions of capital during nine
months ended September 28,
2003:                                  Members                 $             0
                                                            ===================
                                       Company                 $             0
                                                            ===================

Unreturned Initial Capital
Contributions at September 28, 2003:   Members                 $     1,200,000
                                                            ===================
                                       Company                 $       250,000
                                                            ===================

Preferred Return:                      Members                             12%
                                       Company                             12%

Accrued but unpaid Preferred
Returns at September 28, 2003:         Members                 $            0
                                                            ===================
                                       Company                 $            0
                                                            ===================

Management Fee:                        Company                             5%



Principal Distribution Provisions:

         Order of Distributions                Allocation
         ----------------------                ----------
1     Until Return of Members Capital
      and Preferred Return                    10% to Company (Manager)
                                              90% to Members

2     Until Return of Company's Capital
      and Preferred Return                    90% to Company (Manager)
                                              10% to Members

     Thereafter:
3     Balance of distributable cash           51% to Company
                                              49% to Members

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:          Members          $         1,000,000
                                                        ====================
                                       Company          $           350,000
                                                        ===================

Distributions of capital during nine
months ended September 28, 2003:
                                       Members          $                 0
                                                        ====================
                                       Company          $                 0
                                                        ====================

Unreturned Initial Capital
Contributions at September 28,
2003:                                  Members          $         1,000,000
                                                        ====================
                                       Company          $           350,000
                                                        ====================
Preferred Return rate:                 Members                          10%
                                       Company (c)                      10%

Accrued but unpaid Preferred
Returns at September 28, 2003:         Members          $            70,000
                                                        ====================
                                       Company          $            25,000
                                                        ====================
Management Fee:                        Company                           5%

Principal Distribution Provisions:

         Order of Distributions                Allocation
         ----------------------                ----------
1     Until payment in full of all
      deferred management fees                 100% to Company (Manager)

2     Until Return of Any Additional
      Contributions and Preferred
      Returns thereon                          Ratably to Company and Members

3     Until $300,000 is paid                   33.3% to Company
                                               66.7% to Members

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

5     Until Members Capital Contribution
      Returned                                 10% to Company
                                               90% to Members

6     Until Return of Company's
      Preferred Return                         90% to Company
                                               10% to Members

7     Until Return of Company's
      Capital Contribution                     90% to Company
                                               10% to Members

     Thereafter
8    Balance of distributable cash             50.1% to Company
                                               49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of September 28, 2003 includes $132,000 of capital and preferred return and $33,000 of payment on the loan.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

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

Principles of Consolidation and Minority Interests
--------------------------------------------------

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

Based on the Company's review of its presently operating restaurants and other long-lived assets, during the quarter ended September 29, 2003, the Company recorded no impairments of its long-lived assets.

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

Based on the Company's review at September 28, 2003, the current reserve for uncollectible accounts receivable is adequate.

FUTURE  ACCOUNTING  REQUIREMENTS

In May 2002, the FASB issued SFAS 145, "Rescission of FAS 4, 44 and 64, Amendment of FAS 13, and Technical Corrections." Among other things, SFAS 145 rescinds various pronouncements regarding early extinguishment of debt and allows extraordinary accounting treatment for early extinguishment only when the provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions" are met. The Company adopted SFAS 145 effective December 30, 2002. Adoption of this statement has had no impact on our consolidated financial statements.

In July 2002, the FASB issued Statement of Financial Standards No. 146, ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," which superceded EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." SFAS 146 requires that a liability for a cost associated with an exit activity or disposal activity be recognized and measured initially at fair value only when the liability is incurred. EITF Issue No. 94-3 requires recognition of a liability at the date an entity commits to an exit plan. All provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. Adoption of this statement has not had a material impact on our consolidated financial statements.

In  November  2002,  the  FASB  issued  FASB  Interpretation  No.  ("FIN")  45,
"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement will be effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company will apply this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the nine months ended September 28, 2003. Adoption of this statement has not a material impact on our consolidated financial statements.

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

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN 46 provides guidance that determines (1) whether consolidation is required under the "controlling interest" model of Accounting Research Bulletin No. 51 ("ARB 51"), "Consolidated Financial Statements" or, alternatively, (2) whether the variable interest model under FIN 46 should be used to account for existing and new entities. The variable interest model of FIN 46 looks to identify the "primary beneficiary" of a variable interest entity. The primary interest entity would be required to be consolidated if certain conditions are met. The Company is required to apply FIN 46 to preexisting entities as of the first interim period ending after December 15, 2003. Management does not believe that the adoption of this statement will have a material impact on our consolidated financial statements.

In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued, which requires that certain financial instruments must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and must be applied to the Company's existing financial instruments effective June 30, 2003, the beginning of the first fiscal period after June 15, 2003. The adoption of SFAS No. 150 on June 30, 2003, did not have an impact on the Company's consolidated financial statements or disclosures.

CERTAIN  FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

In addition to the planned opening of the new restaurants during 2003, as described above, and the various factors described in the Company's Annual
Report on Form 10-K for the year ended December 29, 2002, the following developments may impact future operating results.

In October 2002, the Company signed a lease to open a hotel-based Daily Grill restaurant in the Hyatt Hotel in Bethesda, Maryland. The restaurant is scheduled to open early in 2004. The anticipated construction and pre-opening cost of $2,164,000 will be funded by a landlord construction allowance of $1,800,000 and $364,000 by the Company.

In September 2003, the Company opened a managed Daily Grill in the Portland Westin Hotel in Portland, Oregon.

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

ITEM  3. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at September 28, 2003. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

(b)     Reports on Form 8-K

On August 14, 2003, we reported on Form 8-K, Item 9, that we issued a press release on August 13, 2003 announcing financial results for the quarter ended June 29, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GRILL  CONCEPTS,  INC.


Signature                    Title                          Date



/s/ Robert Spivak        President  and  Chief       November  12,  2003
-------------------      Executive  Officer
Robert  Spivak




/s/ Daryl Ansel          Principal  Accounting       November  12,  2003
-------------------      Officer
Daryl  Ansel

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

Date: November 12, 2003            /s/ Robert Spivak
                                   -------------------------------------
                                   Robert Spivak
                                   President and Chief Executive Officer

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

Date: November 12, 2003            /s/ Daryl Ansel
                                   ----------------------------
                                   Daryl Ansel
                                   Chief Financial Officer

Exhibit 32.1


      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Robert Spivak, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc. on Form 10-Q for the quarterly period ended September 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Robert Spivak
                                       ----------------------------
                                   Name: Robert Spivak
                                   Title: Chief Executive Officer
                                   November 12, 2003


I, Daryl Ansel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report of Grill Concepts, Inc. on Form 10-Q for the quarterly period ended September 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-Q fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Daryl Ansel
                                       --------------------------
                                   Name: Daryl Ansel
                                   Title: Chief Financial Officer
                                   November 12, 2003