Form 10-K
period 2003-12-28
GRILL CONCEPTS INC
filed 2004-03-26
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 28, 2003

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________.

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)


                  Delaware                              13-3319172
     -------------------------------      -------------------------------------
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the NASDAQ Small-Cap Market, as of the close of business June 30, 2003 was approximately $ 7,424,000.

     Number of shares outstanding of the registrant's common stock, $.00004 par value, as of March 12, 2004: 5,537,071 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 28, 2003 are incorporated by reference into Part III.

                                TABLE OF CONTENTS

PART  I                                                               Page
                                                                      ----

     ITEM 1.     BUSINESS                                              3
     ITEM 2.     PROPERTIES                                           15
     ITEM 3.     LEGAL PROCEEDINGS                                    16
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  16

PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
                 AND RELATED STOCKHOLDER MATTERS                      17
     ITEM 6.     SELECTED FINANCIAL DATA                              18
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS        19
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                    35
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          35
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE               35
     ITEM 9A.    CONTROLS AND PROCEDURES                              35

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT  36
     ITEM 11.     EXECUTIVE COMPENSATION                              36
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                               36
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS      36
     ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES              36

PART IV

     ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                  AND REPORTS ON FORM 8-K                             36

                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 33 of this Form 10-K.

ITEM 1.   BUSINESS

     Except as expressly indicated or unless the context otherwise requires, as used herein, "GCI," the "Company", "we", "our", or "us", means Grill Concepts, Inc., a Delaware corporation and its subsidiaries.

GENERAL

     Grill Concepts, Inc. and its subsidiaries (the "Company") develop and operate casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." In addition, we own and operate, or have management or licensing agreements with respect to, other restaurant properties.

     The Company was incorporated under the laws of the State of Delaware in November of 1985 to acquire and operate franchised Pizzeria Uno restaurants. Since our acquisition of Grill Concepts, Inc., a California corporation ("GCI"), in March of 1995, we have focused principally on the expansion of the "Daily Grill" and "The Grill on the Alley" restaurant formats of GCI.

     At December 28, 2003, we owned and operated fourteen restaurants and managed or licensed eight additional restaurants. Of the total ten Daily Grill restaurants and four The Grill on the Alley restaurants are owned and operated, five Daily Grill restaurants are managed and two Daily Grill restaurants and a City Bar & Grill restaurant are licensed by us. With the exception of three The Grill on the Alley restaurants, which are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 28, 2003 were solely owned and operated on a non-franchise basis by us.

     In 2001 the Company entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop the Company's restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of free-standing restaurants in those markets.

     During 2002, we opened two managed restaurants, consisting of (1) a Daily Grill restaurant, not subject to the Starwood alliance, opened in February 2002 in the Handlery Union Square Hotel in San Francisco, California, and (2) a Daily Grill restaurant opened in July 2002 in the Westin Galleria Hotel in Houston, Texas pursuant to our alliance with Starwood. During 2002, we (1) sold our last Pizzeria Uno franchise in Cherry Hill, New Jersey and (2) closed the Daily Grill in Encino, California.

     During 2003, the Company continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties, and free-standing restaurants, in strategic markets throughout the United States.

     During 2003, we opened one owned and one managed restaurant, being (1) a 50.1% owned Daily Grill opened in January 2003 in El Segundo (South Bay), California, and (2) a managed Daily Grill opened in September 2003 in the Portland Westin Hotel in Portland, Oregon operated pursuant to our alliance with Starwood.

     In January 2004, a 100% owned Daily Grill, not covered by the Starwood alliance, was opened in the Hyatt Bethesda Hotel in Bethesda, Maryland.

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2003 and 2002 by restaurant concept for both owned restaurants ("Company Restaurants") and managed and/or licensed restaurants ("Managed Restaurants"):



                                         2002   2003
                                         -----  ----
Number of restaurants:
 Daily Grill restaurants:
  Company Restaurants:
   Beginning of year                       10      9
   Restaurant opening                       -      1
   Restaurant closings                     (1)     -
                                         -----  ----
   End of year                              9     10

  Managed or Licensed Restaurants:
   Beginning of year                        4      6
   Restaurant openings                      2      1
                                         -----  ----
   End of year                              6      7

  Total Daily Grill restaurants:
   Beginning of year                       14     15
   Restaurant openings                      2      2
   Restaurants closed or sold              (1)     -
                                         -----  ----
   End of year                             15     17
                                         =====  ====

 Grill restaurants:
  Company Restaurants:
   Beginning of year                        4      4
   Restaurant openings                      -      -
                                         -----  ----
   End of year                              4      4

  Total Grill restaurants:
   Beginning of year                        4      4
   Restaurant openings                      -      -
                                         -----  ----
   End of year                              4      4
                                         =====  ====

 Other restaurants1:
  Company Restaurants:
   Beginning of year                        1      -
   Restaurants closed or sold              (1)     -
                                         -----  ----
   End of year                              -      -

  Managed or Licensed Restaurants:
   Beginning of year                        1      1
                                         -----  ----
   End of year                              1      1

  Total Other restaurants:
   Beginning of year                        2      1
   Restaurants closed or sold              (1)     -
                                         -----  ----
   End of year                              1      1
                                         =====  ====

  Total restaurants:
   Beginning of year                       20     20
   Restaurant openings                      2      2
   Restaurants closed or sold              (2)     -
                                         -----  ----
   End of year                             20     22
                                         =====  ====


1     Includes one Pizzeria Uno Restaurant in 2002 operated pursuant to a franchise agreement.



                                                       2002          2003
                                                   ------------  ------------

Weighted average weekly sales per restaurant:
  Daily Grill restaurants:
    Company Restaurants                            $    57,133   $    62,365
    Managed Restaurants.                                   n.a.          n.a.
  Grill restaurants:
    Company Restaurants                            $    73,057   $    78,728
    Managed Restaurants.                                   n.a.          n.a.
  Other restaurants:
    Company Restaurants                            $    29,239             -

Change in comparable restaurant sales:
  Daily Grill restaurants
    Company Restaurants                                  (4.2)%          5.3%
    Managed Restaurants                                    n.a.          n.a.
  Grill restaurants
    Company Restaurants                                  (2.3)%          7.8%
    Managed Restaurants                                    n.a.          n.a.
  Other restaurants:
    Company Restaurants                                      -             -

Total system sales:
  Daily Grill                                      $25,593,000   $29,051,000
  Grill                                             15,196,000    16,376,000
  Pizza Restaurants                                    497,000             -
  Management and license fees                        1,006,000     1,147,000
                                                   ------------  ------------
  Total consolidated revenues                       42,292,000    46,574,000

     Managed restaurants                            13,975,000    15,711,000
     Licensed restaurants                            6,963,000     8,762,000
    Less: management and license fees               (1,006,000)   (1,147,000)
                                                   ------------  ------------

  Total system sales                               $62,224,000   $69,900,000
                                                   ============  ============



RESTAURANT CONCEPTS

- DAILY GRILL RESTAURANTS

     Background. At December 28, 2003, we, through our subsidiaries, GCI and Grill Concepts Management, Inc., owned and operated, managed or licensed ten Daily Grill restaurants in Southern California, three Daily Grill restaurants in the Washington, D.C./Virginia market, one Daily Grill restaurant in Skokie, Illinois, one Daily Grill restaurant in San Francisco, California, one Daily Grill restaurant in Houston, Texas and one Daily Grill in Portland, Oregon. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills, a fine dining American-style grill restaurant which we acquired during
1996.  See "-- The Grill on the Alley."   The Grill on the Alley was founded by
Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial properties. At December 28, 2003, seventeen Daily Grill restaurants were in operation, eight of which were 100% owned by us and located in shopping malls and other commercial properties, one of which was 50% owned and located in Universal CityWalk, California, one of which was 50.1% owned by us and located in an office park, five of which were managed by us and located in hotels and two of which were licensed restaurants.

     Daily Grill locations opened, in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:




                                                                             Ownership
                                                             Opened or       Interest,
                                                            Scheduled      Licensed or
Location                                                     Opening         Managed
-------------------------------------------------------  ---------------  -------------
Brentwood, California                                    September 1988            100%
Los Angeles, California                                  April 1990                100%
Newport Beach, California                                April 1991                100%
Studio City, California                                  August 1993               100%
Palm Desert, California                                  January 1994              100%
Irvine, California                                       September 1996            100%
Los Angeles International Airport                        January 1997          Licensed
Washington, D.C.                                         March 1997                100%
Tysons Corner, Virginia                                  October 1998              100%
Burbank, California (Hilton Hotel)                       January 1999           Managed
Washington, D.C. (Georgetown Inn)                        April 1999             Managed
Universal CityWalk, California                           May 1999                   50%
Skokie, Illinois (DoubleTree Hotel)                      September 2000        Licensed
San Francisco, California (Handlery Union Square Hotel)  February 2002          Managed
Houston, Texas (Westin Galleria)                         July 2002              Managed
El Segundo (South Bay), California                       January 2003             50.1%
Portland, Oregon (Portland Westin)                       September 2003         Managed
Bethesda, Maryland (Hyatt Hotel)                         January 2004              100%


     Each 100% owned Daily Grill restaurant is located in leased facilities. Site selection is viewed as critical to the success of our restaurants and, accordingly, significant effort is exerted to assure that each site selected is appropriate. For non-hotel based restaurants, the site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Each site must have sufficient traffic such that management believes the site can support at least twelve strong meal periods a week (i.e., five lunches and seven dinners). Preferred Daily Grill sites, which characterize the existing 100% owned restaurants, are high-end, mid-size retail shopping malls in large residential areas with significant daytime office populations and some entertainment facilities. Historically, Daily Grill restaurants have been viewed as desirable tenants drawing traffic to the high profile malls where we locate and, therefore, have received significant tenant improvement allowances.

     Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by us, operated pursuant to a partnership, a joint venture, a license arrangement, or a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process for hotel based restaurants is the responsibility of Hotel Restaurant Properties, Inc. ("HRP") which identifies suitable locations and negotiates leases, license or management agreements for those properties. See "-- Hotel Property Agreement."

     Existing non-hotel based Daily Grill restaurants range in size from 3,750 to 7,000 square feet -- of which approximately 30% is devoted to kitchen and service areas -- and seat between 100 and 250 persons. Our costs for existing non-hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $325 per foot per restaurant, less tenant improvement allowances.

     Existing hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet -- of which approximately 30% is devoted to kitchen and service areas -- and seat between 140 and 250 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Our portion of opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $64,000 to $513,000 per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's. Daily Grill offers such "signature" items as Cobb salad, Caesar salad, meatloaf with mashed potatoes, chicken pot pie, chicken burgers, hamburgers, rice pudding and fresh fruit cobbler. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price, subject to regional differences, from $8.95 for a hamburger to $23.95 for a char-broiled New York steak with all the trimmings. The average lunch check is $17.00 per person and the average dinner check is $25.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 28, 2003, food and non-alcoholic beverage sales constituted approximately 85% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 15%.

     Proprietary recipes have been developed for substantially all of the items offered on the Daily Grill menu. The same recipes are used at each location and all chefs undergo extensive training in order to assure consistency and quality in the preparation of food. Virtually all of the menu items offered at the Daily Grill are cooked from scratch utilizing fresh food ingredients. Our management believes that our standards for ingredients and the preparation of menu items are among the most stringent in the industry.

     Each Daily Grill restaurant has up to seven cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a "point-of-sale" computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

     Atmosphere and Service. All Daily Grill restaurants are presently open for lunch and dinner seven days a week and for Sunday brunch. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters for singles to feel comfortable. A number of the Daily Grill restaurants have private dining rooms for banquets or additional seating. Each restaurant emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level". Reservations are accepted but not required.

      Attention to detail and quality of decor is carried through to the professional service. All Daily Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Daily Grill employee is taught that at the Daily Grill "the guest is always right." The Daily Grill's policy is to accommodate all guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that our philosophy of guest service is adhered to, all Daily Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in our procedures and policies but in every aspect of Daily Grill operations. Our policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just under 57% per year for hourly employees, considerably below the industry average which management believes to be approximately 125%.

     We believe that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the Daily Grills which have been open for over a year repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

THE GRILL ON THE ALLEY

     Background. At December 28, 2003, we, through our subsidiary, GCI, owned and operated four The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California, one in San Jose, California, one in Chicago, Illinois and one in Hollywood, California, named The Grill on Hollywood.

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

     In April of 1996, we acquired the original Grill from a partnership, the managing partner of which was controlled by our then principal shareholders and directors.

     Restaurant Sites. At December 28, 2003, we operated four Grill restaurants, two of which are non-hotel based facilities and two of which are hotel-based facilities.

     Grill locations opened in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:



                                                     Ownership
                                                    Interest or
Location                                  Opened      Managed
-------------------------------------  -------------  --------
Beverly Hills, California              January 1984    100.00%
San Jose, California (Fairmont Hotel)  May 1998         50.05%
Chicago, Illinois (Westin Hotel)       June 2000        60.00%
Hollywood, California                  November 2001    51.00%


     Our Grill restaurants are located in leased facilities. As with the Daily Grill restaurants, site selection is viewed as critical to success and, accordingly, significant effort is exerted to assure that each site selected is appropriate. For non-hotel based Grill restaurants, the site selection process focuses on local demographics and household income levels, as well as specific site characteristics such as visibility, accessibility, parking availability and traffic volume. Because of the upscale nature of Grill restaurants, convenience for business patrons is considered a key site selection criterion.

     Hotel based Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by us, operated pursuant to a partnership, a joint venture arrangement, or a management agreement. As with free standing restaurants, site selection is viewed as critical to success and, accordingly, significant effort is exerted to assure that each site selected is appropriate.

     The Beverly Hills based Grill restaurant is approximately 4,300 square feet -- of which approximately 35% is devoted to kitchen and service areas -- and seats 120 persons. The Hollywood based Grill restaurant is approximately 5,600 square feet - of which approximately 36% is devoted to kitchen and service areas
- and seats 200 persons.

     The San Jose based Grill restaurant is approximately 8,000 square feet -- of which approximately 38% is devoted to kitchen and service areas -- and seats 280 persons. The Chicago based Grill restaurant is approximately 8,500 square feet, of which approximately 35% is devoted to kitchen and service areas, and seats more than 300 guests.

     Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites cannot be reasonably estimated. Management anticipates that additional hotel based Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Total project costs of the existing hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $2.1 million to $3.1 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring steaks and seafood and freshly prepared salads and vegetables served in generous portions.

     Entrees range in price from $13.25 for a cheeseburger to $36.75 for a prime porterhouse steak. The average lunch check is $28.00 per person and the average dinner check is $55.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 28, 2003, food and non-alcoholic beverage sales constituted approximately 71% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 29%.

     Proprietary recipes have been developed for substantially all of the items offered on the Grill menu. The same recipes are used at each location and all chefs undergo extensive training in order to assure consistency and quality in the preparation of food. Virtually all of the menu items offered at the Grill are cooked from scratch utilizing fresh food ingredients. Our management believes that our standards for ingredients and the preparation of menu items are among the most stringent in the industry.

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

      Attention to detail and quality of decor is carried through to the professional service. All Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Grill employee is taught that "the guest is always right." The Grill's policy is to accommodate all guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that our philosophy of guest service is adhered to, all Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in our procedures and policies but in every aspect of Grill operations. Our policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach.

     We believe that the familiarity and feeling of comfort which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the original Grill repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

SALE OF PIZZERIA UNO RESTAURANTS

     In April 2002, with the sale of our Cherry Hill, New Jersey Pizzeria Uno Restaurant for $325,000, we completed our planned divestiture of our interests in Pizzeria Uno Restaurants. Previously, we operated as many as three franchised Pizzeria Uno Restaurants. During 1998, we determined that the continued ownership and operation of the Pizza Restaurants did not fit with our strategic growth plan. Based on that determination, in July 2000, we closed our Pizzeria Uno restaurant in Media, Pennsylvania and, in July 2001, we sold our Pizzeria Uno restaurant in South Plainfield, New Jersey for $700,000.

OTHER RESTAURANT ACTIVITIES

     In addition to owning and operating Daily Grills and The Grills, we, at December 28, 2003, also provided management services for Daily Grill restaurants at the Burbank Hilton, the Georgetown Inn, the Handlery Hotel, the Westin Galleria and the Portland Westin and had granted licenses to operate a Daily Grill at LAX, a Daily Grill at the DoubleTree Hotel in Skokie, Illinois and for the City Bar & Grill in the San Jose Hilton.

- RESTAURANT MANAGEMENT SERVICES

     Restaurant management services include overseeing the design, development, construction, equipping, furnishing and operation of the restaurant. Once the restaurant is open to the public, the manager is responsible for rendering and performing all services in connection with the operation of the restaurant. Those services include employing, training and supervision personnel, purchasing and maintaining adequate inventory, etc.

     In May 1998, pursuant to our agreement with HRP, we began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former concept to a Daily Grill in January 1999. Pursuant to our management agreement with the hotel, we invested $500,000 for conversion of the restaurant to a Daily Grill and are responsible for management and supervision of the restaurant. We are entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, we are entitled to 30% of the annual profits of the restaurant in excess of a base amount increased annually by the CPI.

     In March 1999, pursuant to the Hotel Property Agreement (see below), we began providing management services for a Daily Grill restaurant at the Georgetown Inn. Pursuant to our management agreement with the hotel, we were not required to invest in the restaurant but we are responsible for management and supervision of the restaurant. We are entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, we are entitled to 30% of the annual profits of the restaurant.

     In February 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Handlery Hotel in San Francisco. Pursuant to our management agreement with the hotel, we advanced the restaurant $331,000 to be paid out of future operating profits. We are entitled to a management fee equal to 6% of gross receipts of the restaurant. Additionally, we are entitled to 25% of the net income of the restaurant.

     In July 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Westin Galleria in Houston, Texas. Pursuant to our management agreement with the hotel, we advanced the restaurant $64,000 which was repaid out of net income available for distribution in May 2003. We are entitled to a management fee equal to 5% of gross receipts of the restaurant. Additionally, we are entitled to 35% of the annual profits of the restaurant after working capital requirements are satisfied.

     In September 2003, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Portland Westin in Portland, Oregon. We were not required to invest in the restaurant. We are entitled to a management fee of 5% of gross receipts of the restaurant and 35% of annual profit after working capital requirements are satisfied.

- RESTAURANT LICENSING

     Under restaurant licensing agreements, we earn a licensing fee in exchange for use of our brand, as well as, the proprietary menu.

     LAX Daily Grill. Since January 1997, CA One Services, Inc. has operated a Daily Grill restaurant (the "LAX Daily Grill") in the International Terminal of the Los Angeles International Airport. The LAX Daily Grill was originally operated as a joint venture between us and CA One Services, Inc., and since April 1998 has been operated by CA One Services under a license agreement.

     Pursuant to the terms of the License Agreement, we are entitled to receive royalties in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million.

     Skokie Daily Grill. In September 2000, pursuant to the Hotel Property Agreement, a licensed Daily Grill restaurant was opened in the DoubleTree Hotel in Skokie, Illinois. Under the terms of the license, the hotel operator paid all costs to build and open the restaurant and we are entitled to a license fee equal to the greater of $65,000 or 2% of sales per year.

     San Jose City Bar and Grill. In conjunction with our entry into the hotel restaurant market, in May 1998, we began providing management services at the City Bar & Grill at the San Jose Hilton. In September 2002 the agreement relating to our management of the City Bar and Grill was converted to a license agreement under which we are entitled to receive license fees equal to the greater of $2,500 per month or 1.5% on sales.

HOTEL PROPERTY AGREEMENT

     In order to facilitate our efforts to open restaurants on a large scale basis in hotel properties, in August of 1998, we entered into the Hotel Property Agreement with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist us in locating suitable hotel locations for the opening of our restaurants. HRP is considered a related party as one of its owners is a family member of a director and preferred stock holder. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. We will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. We may advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day-to-day operations of each Managed Outlet. We will be entitled to receive from HRP a base overhead fee equal to $1,667 per month per Managed Outlet. Net income derived from management or licensing of restaurants covered by the Hotel Property Agreement, after repayments required on Manager Loans from each Managed Outlet, will be allocated 75% to us and 25% to HRP.

     In July 2001, in conjunction with an investment in the Company by Starwood Hotels, the Hotel Property Agreement was amended to limit, for so long as we are subject to the exclusivity provisions of a Property Development Agreement with Starwood, the amounts payable to HRP to $400,000 annually plus 12.5% of the amounts otherwise payable to HRP with respect to the Burbank, Georgetown and San Jose Hilton restaurants.

     The Agreement with HRP also provides that, beginning in May 2004, we shall have the right to acquire HRP and HRP shall have the right to cause the Company to acquire HRP. The purchase price of HRP shall be computed by (1) multiplying the operating income of HRP over the preceding twelve months, excluding operating income attributable to certain defined restaurants, by ten, (2) subtracting from the product the principal balance of loans made in connection with the development of restaurants pursuant to the HRP Agreement, and (3) multiplying that amount by 25%. The purchase price shall be payable in our common stock based on the average closing price of the common stock over the ten trading days immediately preceding closing.

     Pursuant to the July 2001 amendment to the Hotel Property Agreement, the maximum purchase price of HRP will not exceed $4,500,000.

BUSINESS EXPANSION

     Our expansion plans focus on the addition of Daily Grill restaurants with selected expansion of the Grill restaurant concept also planned.

     Management continually reviews possible expansion into new markets and within existing markets. Such reviews entail careful analysis of potential locations to assure that the demographic make-up and general setting of new restaurants is consistent with the patterns which have proven successful at the existing Daily Grills and Grills. While the general appearance and operations of future Daily Grills and Grill restaurants are expected to conform generally to those of existing facilities, we intend to monitor the results of any modifications to our existing restaurants and to incorporate any successful modifications into future restaurants. All future restaurants are expected to feature full bar service.

     Our future expansion efforts are expected to concentrate on (1) expansion into new markets through the establishment of hotel based restaurants pursuant to the Hotel Property Agreement, and (2) expansion within existing markets through the opening of non-hotel based restaurants. With the assistance of HRP, we expect to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a market presence in a market, we intend to construct and operate clusters of free-standing restaurants within those markets. Management intends to limit the construction and operation of Grill restaurants to one restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

     At December 28, 2003, we operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March 2004, negotiations are under way for several sites, however no definitive site had been identified for future construction of free-standing restaurants. Management anticipates that the cost to open additional free standing Daily Grill and Grill restaurants will average $325 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which we pursue expansion.

     At December 28, 2003, hotel based Daily Grill restaurants were operated under management or licensing agreements in Southern California, Washington, D.C., Skokie, Illinois, San Francisco, California, Houston, Texas, and Portland, Oregon and hotel based Grill restaurants were operated in San Jose, California and Chicago, Illinois. We, and HRP, are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment on our part may vary widely. We opened a hotel-based company owned Daily Grill restaurant in Bethesda, Maryland in January 2004.

STARWOOD DEVELOPMENT AGREEMENT

     On July 27, 2001, in conjunction with the purchase by Starwood Hotels and Resorts of 666,667 shares of our common stock and 666,667 $2.00 warrants for $1,000,000, we and Starwood entered into a Development Agreement under which we and Starwood agreed to jointly develop our restaurant properties in Starwood hotels.

     Under the Starwood Development Agreement, either we, or Starwood, may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

     So long as Starwood continues to meet certain development thresholds set forth in the Development Agreement, we are prohibited from developing, managing, operating or licensing our restaurants in any hotel owned, managed or franchised by a person or entity, other than Starwood, with more than 50 locations operated under a single brand. Existing hotel based restaurants are excluded from the exclusive right of Starwood. The development thresholds required to be satisfied to maintain Starwood's exclusive development rights require, generally, (1) the signing of an average of one management agreement or license agreement with respect to Daily Grill restaurants annually over the life of the Development Agreement, (2) the signing of one management agreement or license agreement in any two year period with respect to Grill restaurants, and (3) the signing of an aggregate average of three management agreements or license agreements with respect to all of our restaurants annually over the life of the Development Agreement. Satisfaction of the thresholds set forth in the Development Agreement are determined on each anniversary of the Development Agreement. With respect to satisfaction of the specific thresholds applying to Daily Grill restaurants and Grill restaurants, the failure to satisfy the development thresholds with respect to those individual brands will terminate the exclusivity provisions relative to such brand but will not affect the exclusivity rights as to the other brand or in general.

     Under the Development Agreement, we are obligated to issue to Starwood warrants to acquire a number of shares of our common stock equal to four percent of the outstanding shares upon the attainment of certain development milestones. Such warrants are issuable upon execution of management agreements and/or license agreements relating to the development and operation, and the commencement of operation, of an aggregate of five, ten, fifteen and twenty of our branded restaurants. If the market price of our common stock on the date the warrants are to be issued is greater than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the greater of (1) 75% of the market price as of the date such warrant becomes issuable, or (2) the market price on the date of the Development Agreement. If the market price of our common stock on the date the warrants are to be issued is less than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the market price as of the date such warrants become issuable. The warrants will be exercisable for a period of five years.

     In addition to the warrants described above, if and when the aggregate number of restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, we will be obligated to issue to Starwood a warrant to purchase a number of shares of our common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date.
On each anniversary of that date on which the restaurants operated under the Development Agreement continues to exceed the 35% threshold, for so long as the Development Agreement remains effective, we shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only two management agreements have, as yet, been entered into under the Development Agreement. Certain portions of the exclusivity agreement have terminated due to the lack of performance on Starwood's part.

RESTAURANT MANAGEMENT

     We strive to maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. We believe that our concept and high sales volume enable it to attract quality, experienced restaurant management and hourly personnel. We have experienced a relatively low turnover at every level at its Daily Grill and Grill restaurants. See "-- Daily Grill Restaurants" above.

     Each Daily Grill and Grill restaurant, including both free standing and hotel-based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with us. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to our Director of Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 77 employees. Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     We maintain financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated with centralized accounting and management information systems. In the year 2000, the point of sale systems in the original six Daily Grills were updated to new systems similar to those in newer restaurants. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receive these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control. Financial management and accounting policies and procedures are developed and maintained by our Corporate Controller, Director of Information Systems, and Chief Financial Officer.

     All managers participate in a comprehensive six-week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, customer service, food and beverage service, safety policies and employee relations. In addition, we have developed training courses for assistant managers and chefs. We typically have a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. Our senior management meets bi-weekly with each restaurant management team to discuss business issues, new ideas and revisit the manager's manual. Overall performance at each location is also monitored with shoppers' reports, guest comment cards and third party quality control reviews.

     Servers at each restaurant participate in approximately ten days of training during which the employee works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and customer satisfaction. Experienced servers are given responsibility for training new employees and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach which contributes to a lower turnover rate among employees. Representatives of corporate management regularly visit the restaurants to ensure that our philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

PURCHASING

     We have developed proprietary recipes for substantially all the items served at our Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by our Vice President-Operations and Development. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, we work with outside suppliers to produce a limited number of selected proprietary items such as salad dressings, soups and seasoning combinations.

     We utilize our point-of-sale computer system to monitor inventory levels and sales, then order food ingredients daily based on such levels. We employ contract purchasing in order to lock in food prices and reduce short-term exposure to price increases. Our Vice President-Operations and Development establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Vice President - Operations and Development in conjunction with our team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

     Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and The Daily Grill have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, direct mail promotions, a birthday club, as well as holiday and special interest events. We also support and participate in local charity campaigns. These activities are managed by a full time Vice President of Marketing. Guest feedback is solicited regularly through a comment card program. During 2003, expenditures for advertising and promotion were approximately 1.6% of gross revenues.

COMPETITION

     The Daily Grill restaurants compete within the mid-price, full-service casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory and Houston's, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national fine dining chains as well as selected local owner-operated fine dining establishments. Competition for our hotel-based restaurants is primarily limited to restaurants within the immediate proximity of the hotels.

     The restaurant business is highly competitive with respect to price, service, restaurant location and food quality and is affected by changes in consumer tastes, economic conditions and population and traffic patterns. We believe we compete favorably with respect to these factors. We believe that our ability to compete effectively will continue to depend in large measure on our ability to offer a diverse selection of high quality, fresh food products with an attractive price/value relationship served in a friendly atmosphere.

EMPLOYEES

     We, and our subsidiaries, employ approximately 1,569 people, 32 of whom are corporate personnel and 122 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of our employees, approximately 40% are full-time employees, with the remainder being part-time employees.

     Management believes that its employee relations are good at the present
time.   An anonymous employee survey is taken each year and the results are disseminated to keep management aware of the level of employee satisfaction.

     With the exception of the Chicago Grill on the Alley, none of our employees are represented by labor unions or are subject to collective bargaining or other similar agreements. The current union contract expires in August 2005. Management believes that its employee relations are good at the present time.

TRADEMARKS AND SERVICE MARKS

     We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered our "Daily Grill" mark and logo and our "Satisfaction Served Daily," "Think Daily," "Daily Grind" and other marks with the United States Patent and Trademark Office as service marks for restaurant service, and have secured California state registration of such marks. Our policy is to pursue registration of our marks and to oppose strenuously any infringement.

GOVERNMENT REGULATION

     We are subject to various federal, state and local laws affecting our business. Each of our restaurants is subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, health and safety, and fire agencies in the state or municipality in which the restaurants are located. Difficulties or failures in obtaining or renewing the required licenses or approvals could result in temporary or permanent closure of our restaurants.

     Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of our restaurants, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages.

     We may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which served alcoholic beverages to such person. In addition to potential liability under "dram-shop" statutes, a number of states recognize a common-law negligence action against persons or establishments which serve alcoholic beverages where injuries are sustained by a third party as a result of the conduct of an intoxicated person. We presently carry liquor liability coverage as part of our existing comprehensive general liability insurance.

     Various federal and state labor laws govern our relationship with our employees, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting requirements for employees who receive gratuities, could be detrimental to the economic viability of our restaurants. Management is not aware of any environmental regulations that have had a material effect on us to date.

ITEM 2.   PROPERTIES

     With the exception of certain properties that may be operated pursuant to management arrangements or partnership or joint venture arrangements, all of our restaurants are located in space leased from unaffiliated third parties. The leases have initial terms ranging from 10 to 25 years, with varying renewal
options on all but one of such leases.   Most of the leases provide for a base
rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See "Business."

     The Grill restaurant in San Jose is located in space leased from a hotel management company that may be deemed to be controlled by one of our directors, Lewis Wolff.

     Our executive offices are located in 3,300 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in May 2005.

     Management believes that our existing restaurant and executive office space is adequate to support current operations. We intend to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support our future growth plans.

ITEM 3.  LEGAL PROCEEDINGS

     Restaurants such as those we operate are subject to litigation in the ordinary course of business, most of the related costs we expect to be covered by our general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against us. No material causes of action are presently pending against us. However, there can be no assurance that punitive damages will not be given with respect to any actions that may arise in the future.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of our fiscal year ended December 28, 2003.

EXECUTIVE OFFICERS

Our executive officers as of March 9, 2004, and their ages and current positions as of that date are as follows:




      NAME         AGE                       POSITION
---------------    ---  --------------------------------------------------
Robert Spivak       60  President and Chief Executive Officer
Michael Weinstock   61  Chairman of the Board and Executive Vice President
John Sola           51  Vice President - Operations and Development
Daryl Ansel         42  Chief Financial Officer



ROBERT SPIVAK has served as our President, Chief Executive Officer and a director since 1995. Mr. Spivak was a co-founder of our predecessor, Grill Concepts, Inc. (a California corporation)("GCI") and served as President, Chief Executive Officer and a director of GCI from the company's inception in 1988 until 1995. Prior to forming GCI, Mr. Spivak co-founded, and operated, The Grill on the Alley restaurant in Beverly Hills in 1984. Mr. Spivak is a founder and past president of the Beverly Hills Restaurant Association. Mr. Spivak also chairs the executive advisory board of the Collins School of Hotel and Restaurant Management at California State Polytechnic University at Pomona, is Director Emeritus of the California Restaurant Association and is a member of the Board of Directors of DiRoNA - Distinguished Restaurants of North America.

MICHAEL WEINSTOCK has served as our Executive Vice President and a director since 1995 and as Chairman of the Board since 2000. From 1995 to 2000, Mr. Weinstock served as Vice-Chairman of the Board. Mr. Weinstock was a co-founder of GCI and served as Chairman of the Board, Vice President and a director of GCI from 1988 until 1995. Prior to forming GCI, Mr. Weinstock co-founded The Grill on the Alley restaurant in Beverly Hills in 1984. Mr. Weinstock previously served as President, Chief Executive Officer and a director of Morse Security Group, Inc., a security systems manufacturer.

JOHN SOLA has served as our Vice President - Operations and Development since September 2001. Previously, Mr. Sola served as Executive Chef for GCI from 1988 until 1995 when he assumed the position of Vice President - Executive Chef of the Company. Mr. Sola oversees all kitchen operations, including personnel, food preparation and food costs, as well as monitoring and maintaining the overall performance of the kitchens and establishing procedures and policies in connection with the opening of new Daily Grill restaurants. Mr. Sola, along with Mr. Spivak, created the Daily Grill menu. Prior to joining GCI, Mr. Sola served as opening chef at The Grill on the Alley from inception in 1984 to 1988. Previously, Mr. Sola served in various positions, including Executive Chef, at a wide range of restaurants.

DARYL ANSEL has served as our Chief Financial Officer since January 2001. Prior to joining the Company, Mr. Ansel served as food and beverage finance manager at Universal Studios from June 1999 to January 2001. Previously, Mr. Ansel owned and operated catering and restaurant businesses from 1990 to 1997, and served, from 1983 to 1990, in various senior finance positions with the University of California, Berkeley.

     There are no family relationships among the executive officers and directors. Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board.

                                     PART II

ITEM  5.   MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  STOCKHOLDER
           MATTERS

     Our common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for our common stock for each quarterly period during the last two fiscal years:




                          High   Low
                         -----  -----
2002 -  First Quarter    1.850  1.220
        Second Quarter   2.000  1.500
        Third Quarter    1.900  1.400
        Fourth Quarter   1.850  0.970

2003 -  First Quarter    1.620  0.830
        Second Quarter   2.850  1.050
        Third Quarter    2.950  2.010
        Fourth Quarter   2.900  1.940


     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 8, 2004, the closing bid price of our Common Stock was $3.43.

     As of March 8, 2004, there were approximately 412 holders of record of our Common Stock.

     We have never declared or paid any cash dividend on our Common Stock and do not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere herein.



                                                 Fiscal Year Ended December
                                       ----------------------------------------------
                                       1999       2000       2001      2002      2003
                                       -----      -----      -----     ----      ----
                                             (In thousands except per share data)
Statement of Operations Data:
 Sales                                 $38,432   $44,598    $44,529   $ 41,286   $45,427
 Management and license fees               544     1,078        872      1,006     1,147
                                     ---------  ---------  ---------  --------- --------
 Total revenues                         38,976    45,676     45,401     42,292    46,574
                                     ---------  ---------  ---------  --------- --------

Gross profit                            28,090    32,674     32,985     30,858    33,831
Operating expenses:
  Restaurant operating expenses         23,426    27,201     27,288     25,678    28,095
  General and administration             3,296     3,303      3,540      3,568     3,673
  Depreciation and amortization          1,196     1,334      1,457      1,492     1,461
  Pre-opening costs                         54       330        199         69       182
  Gain on sale of assets                     -         -       (225)       (71)      (12)
  Unusual charges                            -        73          -          -         -
                                     ---------  ---------  ---------  --------- --------

Total                                   27,972    32,241     32,259     30,736    33,399
                                     ---------  ---------  ---------  --------- --------

Income from operations                     118       433        726        122       432
Interest expense, net                     (376)     (478)      (394)      (214)     (194)
                                     ---------  ---------  ---------  --------- --------

Income (loss) before taxes, minority
 interest, equity in loss of joint
 venture                                  (258)      (45)       332        (92)      238
Provision for income taxes                  (6)      (14)       (65)       (37)      (89)
Equity in loss of joint venture            (74)       (9)        (9)       (23)      (19)
Minority interests                         (68)      102        211        285       316
                                     ---------  ---------  ---------  --------- --------

Net income (loss)                         (406)       34        469        133       446
                                     ---------  ---------  ---------  --------- --------

Preferred dividends accrued                (50)      (50)       (50)       (50)      (50)
                                     ---------  ---------  ---------  --------- --------

Net income (loss) applicable to
 common stock                          $  (456)     $(16)   $   419   $     83   $   396
                                     =========  =========  =========  ========= ========

Net income (loss) per share applicable
 to common stock (1):
    Basic                              $ (0.11)     $0.00   $  0.09   $   0.02   $  0.07
                                     =========  =========  =========  ========= ========
    Diluted                            $ (0.11)     $0.00   $  0.09   $   0.02   $  0.07
                                     =========  =========  =========  ========= ========

Weighted average shares outstanding
       Basic                         4,003,738  4,104,360 4,776,741  5,537,071  5,537,071
                                     =========  =========  =========  ========= ========
       Diluted                       4,003,738  4,104,360 4,866,449  5,551,751  5,640,842
                                     =========  =========  =========  ========= ========



                                                 Fiscal Year Ended December
                                       ----------------------------------------------
                                       1999       2000       2001      2002      2003
                                       -----      -----      -----     ----      ----
                                             (In thousands except per share data)
Balance Sheet Data:
 Working deficit                     $(3,685)   $(2,719)  $  (693)   $  (996)  $ (247)
 Total assets                         11,288     12,534    14,344     13,665   13,887
 Long-term debt, less
     current portion                   2,033      2,866     1,534        976      606
 Stockholders' equity                  3,461      3,495     6,045      6,178    6,624


(1) All per share amounts and weighted average shares outstanding have been adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 33 of this Form 10-K.

GENERAL

     Grill Concepts develops, owns and operates casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." Additionally, we manage or license other restaurant properties.

     During the fiscal year ended December 28, 2003, we owned and operated, for the full fiscal year, thirteen restaurants (nine Daily Grill and four Grill restaurants), including one Daily Grill and three Grill restaurants owned in partnership with third parties. During fiscal 2003, we also operated one Daily Grill that opened in January and is owned in partnership.

     Also during fiscal 2003, we managed or licensed, for the full fiscal year, seven restaurants (six Daily Grill and one City Bar and Grill restaurant). During fiscal 2003, we commenced management of one Daily Grill that opened in September.

     During the fiscal year ended December 29, 2002, we owned and operated, for the full fiscal year, thirteen restaurants (nine Daily Grill and four Grill restaurants), including one Daily Grill and three Grill restaurants owned in partnership. During fiscal 2003, we operated for a portion of the year two restaurants (one Daily Grill and one Pizzeria Uno) that were closed or sold during the year.

     Also during fiscal 2002, we managed or licensed, for the full fiscal year, five restaurants (four Daily Grill and one City Bar and Grill restaurant). During fiscal 2002, we commenced management of two Daily Grill restaurants that opened in February and July, respectively. See "Business."

     We account for our interest in the Universal CityWalk Daily Grill using the equity method. All other owned restaurants are consolidated with minority interest being reflected in the San Jose Fairmont Grill, The Chicago Grill on the Alley, The Grill on Hollywood and the South Bay Daily Grill.

     Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 73% of combined 2003 sales were food and 27% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     Expenses are comprised primarily of cost of food and beverages and restaurant operating expenses, including payroll, rent and occupancy costs. Our largest expenses are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at our restaurants. Restaurant operating expenses consist primarily of wages paid to part-time and full-time employees, rent, utilities, insurance and taxes.

     In addition to our cost of food and beverages and normal restaurant operating expenses through April 2002 when we sold our last Pizzeria Uno Restaurant, we paid a continuing license fee with respect to our Pizza Restaurant, an advertising fee and was required to expend certain minimum amounts on local advertising and promotion. See "Business - Sale of Pizzeria Uno Restaurants."

     In addition to restaurant operating expenses, we pay certain general and administrative expenses that relate primarily to operation of our corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers, management personnel and clerical personnel, rent, legal and accounting costs, travel, insurance and office expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from our Statements of Operations during 2001, 2002 and 2003:



                                                  Fiscal Year Ended December
                                                  --------------------------
                                                    2001    2002    2003
                                                   ------  ------  ------
Sales revenues                                      98.1%   97.6%   97.5%
Management and licensing fees                        1.9     2.4     2.5
                                                   ------  ------  ------

Total revenues                                     100.0   100.0   100.0
Cost of sales                                       27.3    27.0    27.4
                                                   ------  ------  ------

Gross profit                                        72.7    73.0    72.6
                                                   ------  ------  ------

Restaurant operating expense                        60.1    60.7    60.3
General and administrative expense                   7.8     8.5     7.9
Depreciation and amortization                        3.2     3.5     3.1
Pre-opening costs                                    0.5     0.2     0.4
Gain on sale of assets                              (0.5)   (0.2)   (0.0)
                                                   ------  ------  ------

Total operating expenses                            71.1    72.7    71.7
                                                   ------  ------  ------

Operating income                                     1.6     0.3     0.9
Interest expense, net                              ( 0.9)   (0.5)   (0.4)
                                                   ------  ------  ------

Income (loss) before income tax                      0.7    (0.2)    0.5
Provision for taxes                                 (0.2)   (0.1)   (0.2)
Minority interest                                    0.5     0.7     0.7
Equity in loss of joint venture                      0.0    (0.1)    0.0
                                                   ------  ------  ------

Net income                                           1.0%    0.3%    1.0%
                                                   ======  ======  ======

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     Revenues. Revenues for 2003 increased 10.1% to $46.6 million from $42.3 million in 2002. Sales revenues increased 10.0% to $45.4 million in 2003 from $41.3 million in 2002. Management and license fee revenues increased to $1.1 million in 2003 from $1.0 million in 2002. System-wide sales, including sales of non-consolidated restaurants operated under license, management or partnership agreement, totaled $69.9 million in 2003, an increase of 12.4% from $62.2 million in 2002. System-wide sales, computed by adding to total revenues the revenues of unconsolidated restaurants and subtracting license and management fees reported from those restaurants, is considered by management to be a key indicator of brand strength. See reconciliation of system-wide sales to revenues in "Business - General."

     Sales for Daily Grill restaurants increased by 13.5% from $25.6 million in 2002 to $29.1 million in 2003. The increase in sales revenues for the Daily Grill restaurants from 2002 to 2003 was primarily attributable to a increase in same store sales of 5.3% ($1.3 million) for restaurants open for 12 months in both 2003 and 2002 and opening of the South Bay Daily Grill ($2.7 million), offset by the closure of the Encino Daily Grill ($0.6 million) and the Cherry Hill Pizzeria Uno ($0.5 million). Weighted average weekly sales at the Daily Grill restaurants increased 9.2% from $57,133 in 2002 to $62,365 in 2003. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2003 were favorably affected approximately equally by increased guest counts and improved average checks.

     Sales for Grill restaurants increased by 7.8% from $15.2 million in 2002 to $16.4 million in 2003. The increase in sales revenues for the Grill restaurants from 2002 to 2003 was attributable to the improved check averages and increased guest counts. Weighted average weekly sales at the Grill restaurants increased 7.8% from $73,057 in 2002 to $78,728 in 2003.

     Price increases were last implemented during the first quarter of 2003 for certain menu items. Selected price increases may be implemented from time to time in the future, consistent with the casual dining industry and how the economy fares. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in guest count at existing restaurants and selected price increases. When entering new markets where we have not yet established a market presence, sales levels are expected to be lower than in existing markets where we have a concentration of restaurants and high customer awareness. Although our experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales could result.

     Management and license fee revenues during 2003 were attributable to (1) hotel restaurant management services which accounted for $834,000 of management fees, and (2) licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $203,000 and (3) $110,000 in management fees from Universal CityWalk. The increase in management fees during 2003 was attributable to (1) management of the San Francisco Daily Grill open a full year compared to 44 weeks in 2002, (2) management of the Houston Daily Grill for the full year compared to 25 weeks in 2002 and (3) management of the Portland Daily Grill for 15 weeks in 2003.

     We account for our 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, our sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $2.2 million during 2003 as compared to $2.1 million during 2002.

     Cost of Sales and Gross Profit. While sales revenues increased by 10.0% ($4.1 million) in 2003 as compared to 2002, cost of sales increased by 11.4% ($1.3 million) and increased as a percentage of sales from 27.0% in 2002 to 27.4% in 2003. The increase in cost of sales as a percentage of sales revenues was attributable to higher beef costs during the second half of the year.

     Gross profit increased 9.6% from $30.9 million (73.0% of revenues) in 2002 to $33.8 million (72.6% of revenues) in 2003.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 8.7% to $33.4 million in 2003 (representing 71.7% of revenues) from $30.7 million in 2002 (representing 72.7% of revenues).

     Restaurant operating expenses increased 9.4% to $28.1 million in 2003 from $25.7 million in 2002. As a percentage of revenues, restaurant operating expenses represented 60.3% in 2003 compared to 60.7% in 2002. The dollar increase in restaurant operating expenses followed the sales increase and was negatively impacted by increases in marketing, workers' compensation and general insurance. The decrease in operating expenses as a percentage of revenues resulted from improved labor management.

     General and administrative expenses rose slightly to $3.7 million in 2003 compared to $3.6 million in 2002. General and administrative expenses represented 7.9% of revenues in 2003 as compared to 8.5% of revenues in 2002. While these expenses in total were nearly equal, there were increases in payroll and related benefits, professional services and rent, partially offset by decreases in recruitment costs and office expenses. Depreciation and amortization expense was $1.5 million during 2003 and 2002.

     Pre-opening costs totaled $182,000 in 2003 as compared with $69,000 in 2002. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

     Interest Expense. Interest expense, net, totaled $194,000 during 2003 as compared to $214,000 in 2002. The decrease in interest expense was primarily attributable to the maturing of the loans.

     Minority Interest and Equity in Loss of Joint Venture. We reported a minority interest in the loss of its majority owned subsidiaries of $316,000 during 2003, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $132,000, a minority interest in the loss of Chicago - The Grill on the Alley LLC of $44,000, a minority interest in the loss of The Grill on Hollywood, LLC of $140,000 and a minority interest in the loss of The Daily Grill at Continental Park, LLC of $264,000. For the year ended December 29, 2002 we recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $102,000, a minority interest in the loss of Chicago - The Grill on the Alley, LLC of $67,000, a minority interest in the loss of The Grill on Hollywood, LLC of $269,000 and a minority interest in the loss of The Daily Grill at Continental Park of $51,000.

     We recorded equity in loss of joint venture of $19,000 in 2003 and $23,000 in 2002 relating to the Company's 50% interest in the Universal CityWalk Daily Grill.

     We reported net income of $446,000 in 2003 as compared to a net income of $133,000 for 2002.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Revenues. Revenues for 2002 decreased 6.8% to $42.3 million from $45.4 million in 2001. Sales revenues decreased 7.3% to $41.3 million in 2002 from $44.5 million in 2001. Management and license fee revenues increased to $1,006,000 in 2002 from $872,000 in 2001. System-wide sales, including sales of non-consolidated restaurants operated under license, management agreement or partnership, totaled $62.2 million in 2002, a decrease of 0.3% from $62.4 million in 2001.

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

     We account for our 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, our sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $2.1million during 2002 as compared to $2.0 million during 2001.

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

     Minority Interest and Equity in Loss of Joint Venture. We reported a minority interest in the loss of our majority owned subsidiaries of $285,000 during 2002, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $102,000, a minority interest in the loss of Chicago - The Grill on the Alley LLC of $67,000, a minority interest in the loss of The Grill on Hollywood, LLC of $269,000 and a minority interest in the loss of The Daily Grill at Continental Park, LLC of $51,000. For the year ending December 30, 2001 we recorded a minority interest in the earnings of San Jose Grill on the Alley, LLC of $77,000, a minority interest in the loss of Chicago - The Grill on the Alley, LLC of $144,000 and a minority interest in the loss of The Grill on Hollywood, LLC of $144,000.

     We recorded equity in loss of joint venture of $23,000 in 2002 and $9,000 in 2001 relating to our 50% interest in the Universal CityWalk Daily Grill.

     We reported net income of $133,000 in 2002 as compared to a net income of $469,000 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

     CASH POSITION AND SHORT-TERM LIQUIDITY. At December 28, 2003, we had a working capital deficit of $0.2 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.0 million and a cash balance of $1.3 million at December 29, 2002. In 2003 we generated cash from operations ($1.2 million), received tenant improvement allowances ($1.1 million), purchased fixed assets ($1.7 million) and repaid debt ($0.6 million). During 2002 we used cash to purchase fixed assets for the South Bay Daily Grill ($0.7 million), remodel the Newport Beach Daily Grill ($0.4 million), repay debt ($0.5 million) and make advances to managed restaurants ($0.4 million) that opened in San Francisco and Houston. We have generated modest net income in each of the last four fiscal years and have generated positive operating cash flows in each of the last six years.

     Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $1.0 million to $1.4 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

     FINANCING FACILITIES. At December 28, 2003, we had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, loans from stockholders/ officers/directors of $0.2 million, equipment loans of $0.4 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available under the credit facility are $0.5 million at December 28, 2003 and will ratably reduce until October 2004 when it expires.

     On August 1, 2000, we received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, we issued 40,000 warrants. In June 2001 the lender became a member of our Board of Directors and the loan was
reclassified as related party debt.   The balance owed on the loan at December
28, 2003 was $67,000.

     On December 13, 2001 we amended our bank credit facility converting the term loan to a $0.8 million reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The maximum borrowing available under the reducing line of credit was $200,000 at December 28, 2003 and will expire in October 2004. We have an additional line of credit that provides borrowing up to $0.3 million. At December 28, 2003 and December 29, 2002 there were no borrowings under either line of credit. Interest is payable at the bank's prime rate. In connection with the Credit Facility, we are required to comply with certain debt service coverage and liquidity requirements. Two of our principal stockholders have guaranteed the Credit Facility. In exchange for the guarantee, we issued warrants to purchase 150,000 shares at an exercise price of $1.406 per share exercisable for a period of four years and agreed to pay each of the stockholders interest of 2% per annum on the average annual balance on the note payable to the bank for guaranteeing the note. The reducing line of credit matures in October 2004.

     In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The credit facility is subject to execution of definitive loan documents that, as of March 24, 2004, have been drafted by the bank but have not been signed.

     OPERATING LEASES. During 2003, we, and our subsidiaries, were obligated under sixteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $3.0 million in 2003 and paid percentage rent obligations above and beyond minimum rent of $0.5 million. Our minimum rent obligations for 2004 are $2.8 million.

     CONTRACTUAL OBLIGATIONS. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and restaurants, each of which is described above.

     The following table details our contractual obligations as of December 28, 2003:



                                                     Payments due by period
                              ----------------------------------------------------------------
                                Total           2004      2005 - 2006   2007 - 2008   Thereafter
Long-term debt               $ 1,129,000  $    523,000  $    300,000  $   142,000  $  164,000
Capital lease obligations              -             -             -            -           -
Operating lease commitments   18,510,000     2,845,000     4,848,000    3,877,000   6,940,000
Other contractual purchase
  Obligations                          -             -             -            -           -
Other long-term liabilities            -             -             -            -           -
                             -----------  ------------  ------------  -----------  ----------
     Total                   $19,639,000  $  3,368,000  $  5,148,000  $ 4,019,000  $7,104,000
                             -----------  ------------  ------------  -----------  ----------


     COMMITMENTS RELATING TO MANAGED RESTAURANTS AND LLCS. We began management in February 2002, of the San Francisco Daily Grill in the Handlery Hotel in Union Square. Cost of opening the Handlery Hotel Daily Grill in San Francisco was $2.8 million, of which we advanced approximately $331,000, with the balance being paid by the hotel owners. The advance made by us will be repaid through future profits.

     We began management of a hotel-based Daily Grill in the Westin Galleria in Houston, Texas on July 10, 2002. Under the terms of the Management Agreement, we advanced $64,000 to the restaurant for initial working capital which has since been repaid in full.

     We began management in September 2003, of the Portland Daily Grill in the Portland Westin Hotel in Portland, Oregon. Under the terms of the Management Agreement, we had no cash obligations for initial advances or construction costs.

     Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

     CITYWALK. The CityWalk management agreement requires that each member to loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations.

     SAN FRANCISCO DAILY GRILL. The management agreement for the San Francisco Daily Grill stipulates that if in any month there is insufficient working capital to pay operating expenses, excluding payments to us or the owner, we will provide one-half of the required working capital. Such advances are to be repaid prior to deferred payments to us or the owner.

     PORTLAND DAILY GRILL. The management agreement for the Portland Daily Grill stipulates that the Owner shall provide working capital of no less than $50,000 or more than $150,000. If during any month there is insufficient working capital to pay for operating expenses the Owner agrees to advance the required working capital until the balance of the Owner Working Capital Advance equals $150,000. Thereafter if additional working capital is necessary we as the manager will be required to loan it. Any advances we make will earn interest at a rate of 12% per annum and will be repaid as second priority behind owner's working capital advance but before owner's return of capital. At December 28, 2003 the Owner had advanced $50,000.

     CHICAGO - THE GRILL ON THE ALLEY. The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member shall receive a preferred return of eight percent on its capital contribution and a payment on its converted capital prior to any distribution of cash.

     THE GRILL ON HOLLYWOOD. The Operating Agreement for The Grill on Hollywood, LLC stipulates that 90% of distributable cash shall go to the non-managing member until its preferred return, unrecovered contribution and any additional contribution have been returned.

     SAN JOSE GRILL. The Operating Agreement for San Jose Grill, LLC stipulates that distributable cash shall be paid first 10% to the manager and 90% to the members in proportion to their ownership percentage until initial capital is recovered, then as a preferred return on the capital contributions to both members in proportion to their ownership percentage, then to the managing member and non-managing member in proportion to their ownership percentage until the additional capital contribution is recovered, and finally 16 2/3% to the manager and the balance to the members in proportion to their ownership percentages.

     Our San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or us during the year ended December 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or us at December 28, 2003, (4) the Preferred Return rate to Members and/or us, (5) the accrued but unpaid preferred returns due to the Members and/or us at December 28, 2003, (6) the management incentive fees, if any, payable to us, and (7) a summary of the principal distribution provisions:



     SAN JOSE GRILL LLC

Initial Capital Contribution:                Members (a)   $1,149,650
                                                           ===========
                                             Company      $   350,350
                                                          ============
Distributions of capital, preferred return
 and profit during the year ended December
28, 2003:                                    Members       $  275,000
                                                           ===========
                                             Company       $  275,000
                                                          ============
Unreturned Initial Capital Contributions at
 December 28, 2003:                          Members       $        0
                                                          ============
                                             Company       $        0
                                                          ============
Preferred Return rate:                       Members               10%
                                             Company               10%
Accrued but unpaid Preferred Returns at
 December 28, 2003:                          Members       $        0
                                             Company       $        0
                                                          ============
Management Fee:                              Company                5%
                                                          ============





Principal Distribution Provisions:



Order of Distributions                                 ALLOCATION
1    Until Return of Initial Capital            10% to Company (Manager)
                                                50.05% of 90% to Company
                                                49.95% of 90% to Members

2    Until Return of Preferred Return           50.05% to Company
                                                49.95% to Members

3    Until Return of Additional Contributions   50.05% to Company
                                                49.95% to Members
     Thereafter:
4    Balance of distributable cash              16.67% to Company (Manager)
                                                50.05% of 83.33% to Company
                                                49.95% of 83.33% to Members


     CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:                Members (b)   $ 1,700,000
                                             Company       $         0
                                                          ============
Distributions of capital and
note repayments during the year
ended December 28, 2003:
                                             Members (b)   $   220,000
                                                          ============
Unreturned Initial Capital
Contributions at December 28, 2003:
                                             Members       $   944,000
                                                          ============
Preferred Return rate:                       Members                8%

Accrued but unpaid Preferred
Returns at December 28, 2003:
                                             Members       $        0
Management Fee:                              Company               5%
                                                          ============


Principal Distribution Provisions:

Order of Distributions                                 Allocation
1     Until Return of Members Capital           100% to Members

2     Until Return of Preferred Return          100% to Members

Thereafter:
3     Balance of distributable cash             60% to Company
                                                40% to Members

     THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:                Members       $1,200,000
                                             Company       $  250,000
                                                          ============
Distributions of capital during
nine months ended December 28, 2003:
                                             Members       $        0
                                                          ============
                                             Company       $        0
                                                          ============
Unreturned Initial Capital
Contributions at December 28, 2003:
                                             Members       $1,200,000
                                                          ============
                                             Company       $  250,000
                                                          ============
Preferred Return rate:                       Members               12%
                                             Company               12%
Accrued but unpaid Preferred
Returns at December 28, 2003:
                                             Members       $        0
                                             Company       $   65,000
                                                          ============
Management Fee:                              Company               5%



Principal Distribution Provisions:

Order of Distributions                                 Allocation
1     Until Return of Members Capital
      and Preferred Return                      10% to Company (Manager)
                                                90% to Members

2     Until Return of Company's Capital
      and Preferred Return                      90% to Company (Manager)
                                                10% to Members

Thereafter:
3     Balance of distributable cash             51% to Company
                                                49% to Members

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:                Members       $ 1,000,000
                                             Company       $   350,000
                                                          ============
Distributions of capital during
nine months ended December 28, 2003:
                                             Members       $         0
                                                          ============
                                             Company       $         0
                                                          ============
Unreturned Initial Capital
Contributions at December 28, 2003:
                                             Members       $ 1,000,000
                                                          ============
                                             Company       $   350,000
                                                          ============
Preferred Return rate:                       Members               10%
                                             Company (c)           10%
Accrued but unpaid Preferred Returns
at December 28, 2003:
                                             Members       $   100,000
                                             Company       $    35,000
                                                          ============
Management Fee:                              Company                5%


Principal Distribution Provisions:

Order of Distributions                                 Allocation
1     Until payment in full of
      all deferred management fees              100% to Company (Manager)

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

6     Until Return of Company's Preferred
      Return                                    90% to Company
                                                10% to Members

7     Until Return of Company's Capital
      Contribution                              90% to Company
                                                10% to Members

     Thereafter

8     Balance of distributable cash             50.1% to Company
                                                49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of December 28, 2003 includes $176,000 of capital and preferred return and $44,000 of payment on the loan.
(c) Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

     OFF-BALANCE SHEET ARRANGEMENTS. At December 28, 2003, we had no off-balance sheet arrangements of the nature described in Item 303(a)(4) of Regulation S-K.

     CAPITAL EXPENDITURES. Management anticipates that new non-hotel based restaurants will cost between $1 million and $2 million per restaurant to build and open depending upon the location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to us of opening such restaurants to be less than our cost to build and open non-hotel based restaurants.

     Capital expenditures were $1.4 million in 2001, $1.3 million in 2002 and $1.7 million in 2003. Capital expenditures in fiscal 2004 are expected to be between $0.2 million and $2.2 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on our part. In addition, if we open more, or less, restaurants than we currently anticipate, our capital requirements will increase, or decrease, accordingly.

     In October 2002, we signed a lease for an owned hotel based restaurant in Bethesda, Maryland. The restaurant opened January 19, 2004. Construction of the restaurant was paid for through a $1.8 million tenant improvement allowance.

     CONVERTIBLE SECURITIES AND WARRANTS. In order to finance restaurant openings during 1997 and 1998, we conducted an offering of common stock, convertible preferred stock and warrants during 1997 and entered into a joint operating arrangement and loan in 1998.

     The 1997 offering provided net proceeds of approximately $1.5 million. The 1997 offering consisted of a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II 10% Convertible Preferred Stock, 187,500 five year $8.00 Warrants and 187,500 five year $12.00 Warrants. The aggregate sales price of those securities was $1,500,000.

     The Series I Convertible Preferred Stock was converted into 200,000 shares of common stock in July 2000.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of our common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at our option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at our option on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $326,000 at December 28, 2003 and $276,000 at December 29, 2002.

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

STARWOOD ALLIANCE

     In July 2001, we completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which we sold 666,667 shares of restricted common stock and 666,667 stock warrants at $2.00 to Starwood for $1,000,000. Concurrently, we sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants for $2.25 to other strategic investors for $1,000,000. Proceeds reflected in the financial statements are net of transaction costs.

     In conjunction with the investment by Starwood, we and Starwood entered into a Development Agreement under which we and Starwood agreed to jointly develop our restaurant properties in Starwood hotels.

     Under the Starwood Development Agreement, either we or Starwood may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

     So long as Starwood continues to meet certain development thresholds set forth in the Development Agreement, we are prohibited from developing, managing, operating or licensing our restaurants in any hotel owned, managed or franchised by a person or entity, other than Starwood, with more than 50 locations operated under a single brand. Existing hotel based restaurants are excluded from the exclusive right of Starwood. The development thresholds required to be satisfied to maintain Starwood's exclusive development rights require, generally, (1) the signing of an average of one management agreement or license agreement with respect to Daily Grill restaurants annually over the life of the Development Agreement, (2) the signing of one management agreement or license agreement in any two year period with respect to Grill restaurants, and (3) the signing of an aggregate average of three management agreements or license agreements with respect to all of our restaurants annually over the life of the Development Agreement. Satisfaction of the thresholds set forth in the Development Agreement are determined on each anniversary of the Development Agreement. With respect to satisfaction of the specific thresholds applying to Daily Grill restaurants and Grill restaurants, the failure to satisfy the development thresholds with respect to those individual brands will terminate the exclusivity provisions relative to such brand but will not affect the exclusivity rights as to the other brand or in general.

     Under the Development Agreement, we are obligated to issue to Starwood warrants to acquire a number of shares of our common stock equal to four percent of the outstanding shares upon the attainment of certain development milestones. Such warrants are issuable upon execution of management agreements and/or license agreements relating to the development and operation, and the commencement of operation, of an aggregate of five, ten, fifteen and twenty of our branded restaurants. If the market price of our common stock on the date the warrants are to be issued is greater than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the greater of (1) 75% of the market price as of the date such warrant becomes issuable, or (2) the market price on the date of the Development Agreement. If the market price of our common stock on the date the warrants are to be issued is less than the market price on the date of the Development Agreement, the warrants will be exercisable at a price equal to the market price as of the date such warrants become issuable. The warrants will be exercisable for a period of five years.

     In addition to the warrants described above, if and when the aggregate number of restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, we will be obligated to issue to Starwood a warrant to purchase a number of shares of our common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date.
On each anniversary of that date at which the restaurants operated under the Development Agreement continues to exceed the 35% threshold, for so long as the Development Agreement remains effective, we shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only two management agreements have, as yet, been entered into under the Development Agreement. Certain portions of the exclusivity agreement have terminated due to the lack of performance on Starwood's part.

TERMINATION OF PIZZERIA UNO OPERATIONS

     In July 2001, we sold our South Plainfield, New Jersey Pizza Restaurant for net proceeds of $225,000.

     In April 2002, we sold our Cherry Hill, New Jersey Pizza Restaurant for net proceeds of $264,000.

RESTAURANT CLOSINGS

     In April 2002, we closed our Encino, California Daily Grill restaurant when the lease expired. Assets of the restaurant were sold for net proceeds of $61,000.

SHORT-TERM FINANCING REQUIREMENTS

     Management believes that we have adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months through March 2005. We project increased operating cash flows in 2004 which, when added to existing cash balances, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. We do not expect sales to decrease in fiscal year 2004 as was the case in fiscal 2002, however, a further deterioration in the economy and the hospitality industry could impact projected cash flows. Management believes it can respond to a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. We presently have no commitments in that regard. See "Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

Principals of Consolidation and Minority Interests
--------------------------------------------------

     Our restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through four majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating intercompany accounts and transactions, of each wholly-owned and majority-owned subsidiary. The proportionate interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

     Our interest in the 50% owned joint venture that operates the Universal CityWalk Daily Grill is accounted for under the equity method of accounting. Under the equity method, the balance sheet and statement of operations items of that joint venture are not included on our financial statements. Instead, we report on our statement of operations a single line entry reflecting our proportionate interest in the earnings or loss of the joint venture, provided that the aggregate net losses from the joint venture do not exceed our equity in the venture. Our equity in the joint venture is reflected as an investment on the balance sheet that is adjusted, but not below zero, to reflect our aggregate share of net income and losses of the venture.

Impairment of Long-Lived Assets
-------------------------------

     We review all long-lived assets on a regular basis to determine if there has been an impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

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

     Based on our review of our presently operating restaurants and other long-lived assets, during the fiscal year ended December 28, 2003, we recorded no impairments of our long-lived assets.

Valuation  of  Accounts  Receivable
-----------------------------------

     We review all of our accounts receivable on a regular basis to determine the collectability of each account based on age, response to collection efforts, and other factors. We establish a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

     Based on our review at December 28, 2003, the current reserve for uncollectable accounts receivable is adequate.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures; potential increases in meat prices with corresponding decreases in operating margins. In addition to the foregoing, the following specific factors may affect the Company's future operating results:

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

     In order to better manage the cost of our workers compensation expense, commencing in 2004, we have altered our workers compensation coverage to substantially increase our per event and aggregate deductibles. As a result, we expect to substantially reduce our recurring cost of workers compensation insurance. On the other hand, we will have substantially higher exposure to losses resulting from claims under that policy should those claims exceed our prior deductible levels.

     The employees of the Chicago restaurant are members of the Hotel Employees and Restaurant Employees Union AFL-CIO. The union contract covering the Chicago Grill was recently signed extending it until August 2005. Under the new union contract, our labor costs are expected to increase slightly.

FUTURE ACCOUNTING REQUIREMENTS

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45's provisions for initial recognition and measurement were effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, we have applied this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in our consolidated financial statements for the year ended 2003. Adoption of this statement has had no impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure'" which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method on reported results of operations. As we have not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interest may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued
a revision to FIN 46to address certain implementation issues.   The provisions
of this Interpretation will be effective for the Company for interim periods ending after March 15, 2004. The Company is in the process of reviewing its various agreements in order to determine if any variable interest entities exist which would require consolidation. At this point the Company does not believe that it holds the majority of the variable interests of an entity whereby it would be considered the primary beneficiary. Accordingly, the adoption of this Interpretation is not expected to have a significant impact on the Company's financial results of operations and financial position upon adoption.

     In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. FASB Staff Position No. FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued on November 7, 2003. The FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company's financial results of operations and financial position. The adoption of those provisions effective in 2004 is not expected to have a significant impact on the Company's financial results of operations and financial position.

IMPACT OF INFLATION

     Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers. We do not believe that inflation has materially affected our operating results during the past two years.

     A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Our cost of operations have been affected by several increases in the Federal and State minimum wage in recent years, including a state minimum wage increase in California in January 2002. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although we have been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in our prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to its reducing credit line facility. At December 28, 2003 there are no borrowings under the credit line. Borrowings under the credit facility bear interest at the lender's prime rate. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of independent auditors appear herein. See Index to Financial Statements on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

     The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

      In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the fiscal year covered by this report.

     Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

    There has been no significant change in the Company's internal control over financial reporting during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

     Information with respect to our executive officers is included in Part I.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by this Item will be included in a definitive proxy statement, pursuant to Regulation 14A, to be filed not later than 120 days after the close of our fiscal year. Such information is incorporated herein by reference.

                                     PART IV


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

10.37   Form of $2.00 Warrant. (19)
10.38 Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001 (20)
10.39   Amendment to San Jose City Bar and Grill Agreement (21)
14.1*   Code of Business Ethics - CEO and Senior Financial Officers
14.2*   Code of Ethics
21.1*   Subsidiaries of Registrant
23.1*   Consent of PricewaterhouseCoopers LLP
31.1*   Section 302 Certification of CEO
31.2*   Section 302 Certification of CFO
32.1* Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(b)  Reports  on  Form  8-K

     The Company filed no reports on Form 8-K during the quarter ended December 28, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL  CONCEPTS,  INC.

                              By:  /s/  Robert  Spivak
                                   Robert  Spivak
                                   President

Dated:  March  25,  2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date
     ---------                         -----                           ----

/s/  Robert  Spivak     President,  Chief  Executive  Officer     March 25, 2004
Robert  Spivak          and  Director  (Principal  Executive
                        Officer)

/s/  Michael Weinstock  Chairman of the Board of Directors        March 25, 2004
Michael  Weinstock      and  Executive  Vice  President

/s/  Charles  Frank     Director                                  March 25, 2004
Charles  Frank

/s/  Glenn  Golenberg   Director                                  March 25, 2004
Glenn  Golenberg

/s/  Norman  MacLeod    Director                                  March 25, 2004
Norman  MacLeod

                        Director                                  March 25, 2004
Stephen  Ross

                        Director                                  March 25, 2004
Lewis  Wolff

/s/  Daryl  Ansel       Chief  Financial  Officer                 March 25, 2004
Daryl  Ansel            (Principal  Accounting  Officer  and
                        Principal  Financial  Officer)

Grill  Concepts,  Inc.  and  Subsidiaries                          Schedule  II



                 VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES


                        Balance at Beginning    Additions       Net      Balance
                               Of Year         Charged to   Deductions    At End
                                                Operations               Of Year
Allowance for
    Doubtful Accounts
Year Ended
     December 30, 2001     $         -         $         -   $       -    $      -
     December 29, 2002     $         -         $    46,000   $       -    $ 46,000
     December 28, 2003     $    46,000         $    29,000   $  62,000    $ 13,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

REPORT OF INDEPENDENT AUDITORS                                              F-2

CONSOLIDATED BALANCE SHEETS
      AS OF DECEMBER 28, 2003 AND DECEMBER 29, 2002                         F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002               F-4
     AND DECEMBER 30, 2001

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002               F-5
     AND DECEMBER 30, 2001

CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002               F-6
     AND DECEMBER 30, 2001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-7

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of Grill Concepts, Inc.

In our opinion, the consolidated financial statements referred to under Item 15(a)(1) and listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



PricewaterhouseCoopers LLP

March 11, 2004

Los Angeles, CA


                         GRILL CONCEPTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 28,    DECEMBER 29,
                                                                   2003.           2002.
                                                               --------------  --------------
ASSETS
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                     $   1,473,000   $   1,275,000
 INVENTORIES                                                         570,000         469,000
 RECEIVABLES, NET OF RESERVE
  ($13,000 AND $46,000 IN 2003 AND 2002, RESPECTIVELY)               741,000         549,000
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                           608,000         527,000
                                                               --------------  --------------
     TOTAL CURRENT ASSETS                                          3,392,000       2,820,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                         9,020,000       8,768,000

GOODWILL                                                             205,000         205,000
LIQUOR LICENSES                                                      330,000         332,000
RESTRICTED CASH                                                       72,000         616,000
ADVANCES TO MANAGED OUTLETS                                          331,000         351,000
NOTE RECEIVABLE                                                      111,000         121,000
OTHER ASSETS                                                         426,000         452,000
                                                               --------------  --------------
     TOTAL ASSETS                                              $  13,887,000   $  13,665,000
                                                               ==============  ==============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                              $     998,000   $     978,000
 ACCRUED EXPENSES                                                  2,118,000       2,129,000
 CURRENT PORTION OF LONG-TERM DEBT                                   254,000         403,000
 CURRENT PORTION NOTES PAYABLE - RELATED PARTIES                     269,000         306,000
                                                               --------------  --------------
     TOTAL CURRENT LIABILITIES                                     3,639,000       3,816,000

LONG-TERM DEBT                                                       283,000         538,000
NOTES PAYABLE - RELATED PARTIES                                      323,000         438,000
OTHER LONG-TERM LIABILITIES                                        1,496,000         325,000
                                                               --------------  --------------

     TOTAL LIABILITIES                                             5,741,000       5,117,000
                                                               --------------  --------------

MINORITY INTEREST                                                  1,522,000       2,370,000

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
   SERIES I, CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE;
     1,000,000 SHARES AUTHORIZED, NONE ISSUED AND OUTSTANDING
     IN 2003 AND 2002                                                     -                -
   SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE;
     1,000,000 SHARES AUTHORIZED, 500 SHARES ISSUED AND
     OUTSTANDING IN 2003 AND 2002, LIQUIDATION PREFERENCE OF
     $326,000 AND $276,000 IN 2003 AND 2002, RESPECTIVELY                 -                -
   COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED
     IN 2003 AND 2002, 5,537,071 ISSUED AND OUTSTANDING IN 2003
     AND 2002                                                             -                -
   ADDITIONAL PAID-IN CAPITAL                                     13,152,000      13,152,000
   ACCUMULATED DEFICIT                                            (6,528,000)     (6,974,000)
                                                               --------------  --------------
     TOTAL STOCKHOLDERS' EQUITY                                    6,624,000       6,178,000
                                                               --------------  --------------

     TOTAL LIABILITIES, MINORITY INTEREST
       AND STOCKHOLDERS' EQUITY                                 $  13,887,000   $  13,665,000
                                                               ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.


                                    GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                  2003.           2002.           2001.
                                                              --------------  --------------  --------------
REVENUES:
 SALES                                                        $  45,427,000   $  41,286,000   $  44,529,000
 MANAGEMENT AND LICENSE FEES                                      1,147,000       1,006,000         872,000
                                                              --------------  --------------  --------------
     TOTAL REVENUES                                              46,574,000      42,292,000      45,401,000
 COST OF SALES                                                   12,743,000      11,434,000      12,416,000
                                                              --------------  --------------  --------------

     GROSS PROFIT                                                33,831,000      30,858,000      32,985,000
                                                              --------------  --------------  --------------

OPERATING EXPENSES:
 RESTAURANT OPERATING EXPENSES                                   28,095,000      25,678,000      27,288,000
 GENERAL AND ADMINISTRATIVE                                       3,673,000       3,568,000       3,540,000
 DEPRECIATION AND AMORTIZATION                                    1,461,000       1,492,000       1,457,000
 PRE-OPENING COSTS                                                  182,000          69,000         199,000
   GAIN ON SALE OF ASSETS                                           (12,000)        (71,000)       (225,000)
                                                              --------------  --------------  --------------
     TOTAL OPERATING EXPENSES                                    33,399,000      30,736,000      32,259,000
                                                              --------------  --------------  --------------
     INCOME FROM OPERATIONS                                         432,000         122,000         726,000
INTEREST EXPENSE, NET                                              (138,000)       (150,000)       (182,000)
INTEREST EXPENSE - RELATED PARTIES                                  (56,000)        (64,000)       (212,000)
                                                              --------------  --------------  --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, MINORITY
 INTEREST, AND EQUITY IN LOSS OF JOINT VENTURE                      238,000         (92,000)        332,000
PROVISION FOR INCOME TAXES                                          (89,000)        (37,000)        (65,000)
                                                              --------------  --------------  --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN LOSS OF
 JOINT VENTURE                                                      149,000        (129,000)        267,000
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                           316,000         285,000         211,000
EQUITY IN LOSS OF JOINT VENTURE                                     (19,000)        (23,000)         (9,000)
                                                              --------------  --------------  --------------

     NET INCOME                                                     446,000         133,000         469,000

 PREFERRED DIVIDENDS ACCRUED                                        (50,000)        (50,000)        (50,000)
                                                              --------------  --------------  --------------

NET INCOME APPLICABLE TO COMMON STOCK                         $     396,000   $      83,000   $     419,000
                                                              ==============  ==============  ==============

NET INCOME PER SHARE APPLICABLE TO COMMON STOCK:
     BASIC NET INCOME                                         $        0.07   $        0.02   $        0.09
                                                              ==============  ==============  ==============
     DILUTED NET INCOME                                       $        0.07   $        0.02   $        0.09
                                                              ==============  ==============  ==============
AVERAGE-WEIGHTED SHARES OUTSTANDING:
     BASIC                                                        5,537,071       5,537,071       4,776,741
                                                              ==============  ==============  ==============
     DILUTED                                                      5,640,842       5,551,751       4,866,449
                                                              ==============  ==============  ==============

  The accompanying notes are an integral part of these consolidated financial statements.


                                                        GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         SERIES I        SERIES II
                                     PREFERRED STOCK  PREFERRED STOCK    COMMON STOCK       ADDITIONAL
                                                                                             PAID-IN     ACCUMULATED
                                    SHARES   AMOUNT   SHARES   AMOUNT   SHARES     AMOUNT    CAPITAL      DEFICIT        TOTAL
                                    ------  --------  ------  --------  ---------  --------  -----------  -----------  -----------
BALANCE, DECEMBER 31, 2000                -  $      -     500  $      -  4,203,738  $      -  $11,071,000  $ (7,576,000) $3,495,000

 ISSUANCE OF COMMON STOCK AND WARRANTS    -         -       -         -  1,333,333         -    2,081,000             -   2,081,000

 NET INCOME                               -         -       -         -          -         -            -       469,000     469,000
                                     ------  --------  ------  --------  ---------  --------  -----------  ------------- ----------

BALANCE, DECEMBER 30, 2001                -         -     500         -  5,537,071         -   13,152,000    (7,107,000)  6,045,000

 NET INCOME                               -         -       -         -          -         -            -       133,000     133,000
                                     ------  --------  ------  --------  ---------  --------  -----------  ------------- ----------

BALANCE, DECEMBER 29, 2002                -         -     500         -  5,537,071         -   13,152,000    (6,974,000)  6,178,000

 NET INCOME                               -         -       -         -          -         -            -       446,000     446,000
                                     ------  --------  ------  --------  ---------  --------  -----------  ------------- ----------
BALANCE, DECEMBER 28, 2003                -  $      -     500  $      -  5,537,071  $      -  $13,152,000  $ (6,528,000)  6,624,000
                                     ======  ========  ======  ========  =========  ========  ===========  ============= ==========


  The accompanying notes are an integral part of these consolidated financial statements.


                                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                     2003.           2002.           2001.
                                                                 --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                      $     446,000   $     133,000   $     469,000
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
 OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                               1,461,000       1,492,000       1,457,000
         GAIN ON SALE OF ASSETS                                        (12,000)        (71,000)       (225,000)
         MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                (316,000)       (285,000)       (211,000)
         EQUITY IN LOSS OF JOINT VENTURE                                19,000          23,000           9,000
         CHANGES IN OPERATING ASSETS AND LIABILITIES:
         INVENTORIES                                                  (101,000)        121,000         (49,000)
         RECEIVABLES                                                  (192,000)         53,000          (1,000)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                     (96,000)         33,000        (303,000)
         OTHER ASSETS                                                   15,000          78,000         (56,000)
         ACCOUNTS PAYABLE                                               20,000        (201,000)       (241,000)
         ACCRUED EXPENSES                                              (97,000)       (367,000)        508,000
         OTHER LONG-TERM LIABILITIES                                    38,000          (6,000)         39,000
                                                                 --------------  --------------  --------------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                     1,185,000       1,003,000       1,396,000
                                                                 --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, EQUIPMENT AND IMPROVEMENTS                 (1,656,000)     (1,335,000)     (1,423,000)
  RESTRICTED CASH FOR DAILY GRILL AT CONTINENTAL PARK, LLC             544,000        (616,000)              -
  PROCEEDS FROM SALE OF FIXED ASSETS                                    26,000         175,000         655,000
  ADVANCE TO MANAGED OUTLETS                                            20,000        (351,000)              -
  PURCHASE OF LIQUOR LICENSES                                          (12,000)              -         (31,000)
  ADDITIONAL INVESTMENT IN CITYWALK                                    (50,000)        (47,000)              -
                                                                 --------------  --------------  --------------
       NET CASH USED IN INVESTING ACTIVITIES                        (1,128,000)     (2,174,000)       (799,000)
                                                                 --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   TENANT IMPROVEMENT ALLOWANCES                                     1,133,000               -               -
    RETURN OF CAPITAL TO MINORITY MEMBER ON SAN JOSE GRILL LLC        (275,000)       (167,000)        (90,000)
    PROCEEDS FROM MINORITY MEMBER'S INVESTMENT IN  LLCS                      -       1,000,000       1,200,000
    PREFERRED RETURN TO MINORITY MEMBER ON CHICAGO - THE GRILL        (176,000)       (176,000)       (191,000)
      ON THE ALLEY, LLC
    NOTE RECEIVABLE COLLECTIONS                                         15,000               -               -
    PAYMENTS ON LONG TERM DEBT AND BANK LOANS                         (404,000)       (371,000)     (1,562,000)
    PAYMENTS ON RELATED PARTY DEBT                                    (152,000)       (140,000)       (138,000)
    PROCEEDS FROM ISSUANCE OF COMMON STOCK                                   -               -       1,861,000
                                                                 --------------  --------------  --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                       141,000         146,000       1,080,000
                                                                 --------------  --------------  --------------

       NET INCREASE (DECREASE) IN CASH AND CASH
         EQUIVALENTS                                                   198,000      (1,025,000)      1,677,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         1,275,000       2,300,000         623,000
                                                                 --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                           $   1,473,000   $   1,275,000   $   2,300,000
                                                                 ==============  ==============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
 CASH PAID DURING THE YEAR FOR:
   INTEREST                                                      $     186,000   $     240,000   $     391,000
   INCOME TAXES                                                  $     175,000   $     100,000   $      28,000
  NON-CASH TRANSACTIONS:
   NOTE RECEIVABLE FROM SALE OF ASSETS                           $           -   $     117,000               -

  The accompanying notes are an integral part of these consolidated financial statements.

1.     BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 28, 2003, the Company owned and operated fourteen restaurants, consisting of eight Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood (The Grill on Hollywood, LLC): one Daily Grill in Washington, D.C.; and one Daily Grill in Virginia. Each of the Company's restaurants is owned and operated on a non-franchise basis by the Company. In addition the Company manages five Daily Grill restaurants and licenses three additional Daily Grill restaurants. During 2002 the San Jose City Bar and Grill which had been operated under a management agreement was converted to a license agreement.

     LIQUIDITY

     At December 28, 2003, the Company had a working capital deficit of $0.2 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.0 million and a cash balance of $1.3 million at December 29, 2002. The increase in the Company's cash was primarily attributable to cash provided by operations ($1.2 million), tenant improvement allowances ($1.1 million), partially offset by purchases of fixed assets ($1.7 million) and repayment of debt ($0.6 million). The Company has generated modest net income in each of the last four fiscal years and has generated positive operating cash flows in each of the last six years.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $1.0 million to $1.4 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $1.4 million in 2001, $1.3 million in 2002 and $1.7 million in 2003. Capital expenditures in fiscal 2004 are expected to be between $0.2 million and $2.2 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants.

     At December 28, 2003, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, loans from stockholders/officers/directors of $0.2 million, equipment loans of $0.4 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.5 million at December 28, 2003 and will ratably reduce until October 2004 when it expires.

     In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The credit facility is subject to execution of definitive loan documents that, as of March 24, 2004, have been drafted by the bank but have not yet been signed.

     The Company projects increased operating cash flows in 2004 which, when added to existing cash balances, will allow it to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. The Company does not expect sales to decrease in fiscal year 2004 as was the case in fiscal year 2002, however, a further deterioration in the economy and the hospitality industry could adversely impact projected cash flows. Management believes it can respond to a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months through March 2005.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

     The consolidated financial statements for the period ended December 28, 2003 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., and five majority-owned subsidiaries: The San Jose Grill LLC (a California Limited Liability Company), Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC. All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. The equity method of accounting is used by Universal Grill Concepts, Inc. to account for the investment in the joint venture in Universal CityWalk.

     In connection with the building of a new restaurant, in May 2002, a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened January 16, 2003. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

     In connection with the building of a new restaurant, in July 2001, a limited liability company was formed for the operation of "The Grill on Hollywood" restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member and a tenant improvement allowance of up to $1,015,000 received from the landlord. The Company contributed $250,000 to the limited liability company. The consolidated financial statements include the accounts of the limited liability company with minority interest reflected.

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

     FISCAL YEAR

     The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year. The fiscal years 2003, 2002 and 2001 consisted of 52 weeks ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

     REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are typically determined based on a percentage of revenues and are recognized on an accrual basis when earned.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     RESTRICTED CASH

     Restricted cash consists of amounts held in escrow for the construction of the Daily Grill at Continental Park in El Segundo, California which was opened in January 2003 and all but $72,000 was released.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at December 28, 2003, cash balances were in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits.

     INVENTORIES

     Inventories consist of food, soft beverages, wine and liquor and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

     FURNITURE, EQUIPMENT AND IMPROVEMENTS

     Furniture, equipment and improvements are stated at cost.

     Depreciation of furniture and equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 10 years of the respective assets. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining life of the lease, whichever is shorter. Depreciation is calculated using a half-year convention in the year of purchase. Interest costs incurred during construction were capitalized and are being amortized over the related assets' estimated useful lives. When properties are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to current-year operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current-year expense and to capitalize expenditures for major replacements and betterments.

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

     In accordance with SFAS No. 142, the Company has not amortized goodwill during the years ended December 28, 2003 and December 29, 2002. If the non-amortization provisions had been in effect as of the beginning of 2001, goodwill amortization of $8,000 would have been eliminated in fiscal 2001.

     EXPENDABLES

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

LIQUOR LICENSES

     The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market.

     PRE-OPENING COSTS

     Pre-opening costs are expensed as incurred.

     INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

     ADVERTISING AND PROMOTION COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $734,000,
$634,000, and $580,000, respectively.

     RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     LONG-LIVED ASSETS

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future cash flows of the individual restaurants and consolidated undiscounted future cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted future cash flow is less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its long-lived assets has occurred.

     STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense has been recognized for the stock option plans. Compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2003, 2002 and 2001 would have decreased net income by $163,000, $185,000, and $170,000, respectively on a pro forma basis.



2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                           2003      2002       2001
                                         --------  ---------  --------
Net income, as reported                  $446,000  $133,000   $469,000
Net income (loss), pro forma             $283,000  $(52,000)  $299,000
Net income per share, as reported:

    Basic                                $   0.07  $   0.02   $   0.09
    Diluted                              $   0.07  $   0.02   $   0.09
Net income (loss) per share, pro forma:
    Basic                                $   0.05  $  (0.01)  $   0.05
    Diluted                              $   0.05  $  (0.01)  $   0.05


     The fair value of each option grant issued in fiscal year 2003, 2002 and 2001 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 70.00% to 71.35%, (c) risk-free interest rates ranging from 2.5% to 4.87%, and (d) expected option lives of five and ten years.

     The weighted average fair value of options granted at market price during 2003, 2002 and 2001 was $1.39, $1.02, and $1.56, respectively.

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 follow:



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

                                      2003                    2002                   2001
                             --------------------     -------------------     --------------------
                              Earnings    Shares     Earnings    Shares     Earnings    Shares
Net income                    $ 446,000              $ 133,000              $ 469,000
Less: preferred stock dividend (50,000)               (50,000)               (50,000)
                             ----------  ---------  ----------  ---------  ----------  ---------

Earnings available to
common stockholders            396,000   5,537,071     83,000   5,537,071    419,000   4,776,741
Dilutive securities:
   Dilutive stock options                   47,565                      -                 20,450
   Warrants                          -      56,206          -      14,680          -      69,258
                             ----------  ---------  ----------  ---------  ----------  ---------
Diluted earnings
available to common
stockholders

                             $ 396,000   5,640,842  $  83,000   5,551,751  $ 419,000   4,866,449
                             ==========  =========  ==========  =========  ==========  =========


     Stock options for 454,475, 669,975, and 460,813 shares for 2003, 2002 and
2001, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 1,722,786, 1,732,786, and 1,287,370, shares for 2003, 2002 and 2001, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.


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

     The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the year ended December 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at December 28, 2003,
(4) the Preferred Return rate to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at December 28, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions:



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     SAN JOSE GRILL LLC

Initial Capital Contribution:        Members (a)  $1,149,650
                                                  ===========
                                     Company      $  350,350
                                                  ===========
Distributions of capital, preferred
 return and profit during the year
 ended December 28, 2003:            Members      $  275,000
                                                  ===========
                                     Company      $  275,000
                                                  ===========
Unreturned Initial Capital
 Contributions at December 28,       Members
 2003:                                            $        0
                                                  ===========
                                     Company      $        0
                                                  ===========
Preferred Return rate:               Members              10%
                                     Company              10%
Accrued but unpaid Preferred
 Returns at December 28, 2003:       Members      $        0
                                     Company      $        0
                                                  ===========
Management Fee:                      Company               5%
                                                  ===========





Principal Distribution Provisions:
Order of Distributions                    ALLOCATION
1  Until Return of Initial Capital        10% to Company (Manager)
                                          50.05% of 90% to Company
                                          49.95% of 90% to Members



2  Until Return of Preferred Return       50.05% to Company
                                          49.95% to Members

3  Until Return of Additional
   Contributions                          50.05% to Company
                                          49.95% to Members

   Thereafter:

4  Balance of distributable cash          16.67% to Company (Manager)
                                          50.05% of 83.33% to Company
                                          49.95% of 83.33% to Members



2.   SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:      Members (b)  $1,700,000
                                                ===========
                                   Company      $        0
                                                ===========
Distributions of capital and note
 repayments during the year ended  Members (b)  $  220,000
 December 28, 2003:                             ===========
Unreturned Initial Capital
 Contributions at December 28,     Members
2003:                                           $  944,000
                                                ===========
Preferred Return rate:             Members               8%

Accrued but unpaid Preferred
Returns at December 28, 2003:      Members      $        0
                                                ===========
Management Fee:                    Company               5%




Principal Distribution Provisions:
Order of Distributions                    Allocation
1  Until Return of Members Capital        100% to Members

2  Until Return of Preferred Return       100% to Members

   Thereafter:

3  Balance of distributable cash          60% to Company
                                          40% to Members



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

       THE GRILL ON HOLLYWOOD LLC


Initial Capital Contribution:         Members  $1,200,000
                                               ===========
                                      Company  $  250,000
                                               ===========
Distributions of capital during nine
 months ended December 28, 2003:      Members  $        0
                                               ===========
                                      Company  $        0
                                               ===========
Unreturned Initial Capital
Contributions at December 28,         Members
2003:                                          $1,200,000
                                               ===========
                                      Company  $  250,000
                                               ===========
Preferred Return rate:                Members          12%
                                      Company          12%
Accrued but unpaid Preferred
Returns at December 28, 2003:         Members  $        0
                                               ===========
                                      Company  $   65,000
                                               ===========
Management Fee:                       Company           5%




Principal Distribution Provisions:
Order of Distributions                    Allocation
1  Until Return of Members Capital
   and Preferred Return                   10% to Company (Manager)
                                          90% to Members

2  Until Return of Company's Capital
   and Preferred Return                   90% to Company (Manager)
                                          10% to Members

   Thereafter:

3  Balance of distributable cash          51% to Company
                                          49% to Members



2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:         Members              $1,000,000
                                                           ===========
                                      Company              $  350,000
                                                           ===========
Distributions of capital during nine
 months ended December 28, 2003:      Members              $        0
                                                           ===========
                                      Company              $        0
                                                           ===========
Unreturned Initial Capital
Contributions at December 28,         Members
2003:                                                      $1,000,000
                                                           ===========
                                      Company              $  350,000
                                                           ===========
Preferred Return rate:                Members Company (c)          10%
                                                                   10%
Accrued but unpaid Preferred
Returns at December 28, 2003:         Members              $  100,000
                                                           ===========
                                      Company              $   35,000
                                                           ===========
Management Fee:                       Company                       5%

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

Principal Distribution Provisions:
Order of Distributions                    Allocation
1  Until payment in full of all deferred
   management fees                        100% to Company (Manager)

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

8  Balance of distributable cash          50.1% to Company
                                           49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Distribution of capital as of December 28, 2003 includes $176,000 of capital and preferred return and $44,000 of payment on the loan.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)


     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

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

     RECENTLY ISSUED ACCOUNTING REQUIREMENTS

     In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 required that upon issuance of a guarantee, the entity (i.e., the guarantor) must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45's provisions for initial recognition and measurement were effective on a prospective basis to guarantees issued or modified after December 31, 2002. Consistent with the provisions of FIN 45, the Company has applied this statement prospectively. As required by FIN 45, the disclosure provisions, when required, have been included in the Company's consolidated financial statements for the year ended 2003. Adoption of this statement has not had a material impact on our consolidated financial statements.

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may

2.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICES (CONTINUED)

arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The provisions of this Interpretation will be effective for the Company for interim periods ending after March 15, 2004. The Company is in the process of reviewing its various agreements in order to determine if any variable interest entities exist which would require consolidation. At this point the Company does not believe that it holds the majority of the variable interests of an entity whereby it would be considered the primary beneficiary. Accordingly, the adoption of this Interpretation is not expected to have a significant impact on the Company's financial results of operations and financial position upon adoption.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB Staff Position No. FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued on November 7, 2003. This FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company's financial results of operations and financial position. The adoption of those provisions effective in 2004 is not expected to have a significant impact on the Company's financial results of operations and financial position.

3.     FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

     Furniture, equipment and improvements at December 28, 2003 and December 29, 2002 consisted of:
                                                2003               2002
                                                ----                ----

Furniture, fixtures and equipment        $  8,053,000         $  7,591,000
Leasehold improvements                     11,073,000            9,933,000
Motor vehicle                                  23,000               23,000
Expendables                                   389,000              335,000
                                    -----------------     -----------------

Furniture, equipment and improvements      19,538,000           17,882,000


Less, Accumulated depreciation            (10,518,000)          (9,114,000)
                                    -----------------     -----------------

Furniture, equipment and improvements,
  net                                    $  9,020,000          $ 8,768,000
                                    =================     =================

4.     ACCRUED EXPENSES

Accrued Expenses at December 28, 2003 and December 29, 2002 consist of the following:

                              2003                 2002
                             ------               ------
Accrued payroll       $     689,000        $     598,000
Accrued sales tax           266,000              257,000
Accrued vacation            391,000              403,000
Accrued audit fees          137,000              120,000
Accrued rent                 93,000              120,000
Other                       542,000              631,000
                         -----------          -----------
Total                 $   2,118,000        $   2,129,000
                         ===========          ===========

5.     DEBT

     On December 13, 2001, the bank credit facility was amended converting the term loan to a $800,000 reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The reducing line of credit expires in October 2004 and bears interest at the bank prime rate. The maximum borrowing available under the reducing line of credit is $200,000 which will be reduced to zero by the end of fiscal year 2004. The Company has an additional line of credit which provides borrowing up to $300,000 . At December 28, 2003 there is no outstanding balance under either line of credit.

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

     Debts at December 28, 2003 and December 29, 2002 are summarized as follows:



                                                                 2003      2002
                                                               --------  --------
Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at
4.0%, due September 23, 2006.                                  $ 49,000  $ 66,000

Note payable to lessor, uncollateralized, payable monthly,
1,435, including interest at 10.0%, due April 30, 2013.         113,000   118,000

Note payable for equipment, payable monthly, $14,597,
including interest at 9.25%, due April 30, 2004.                 44,000   208,000

Note payable for equipment, payable monthly, $6,382,
including interest at 10.8%, due May 1, 2004.                    25,000    96,000

Note payable for equipment, payable monthly, $15,396,
including interest at 10.8%, due December 1, 2005.              306,000   452,000

Note payable for equipment, payable monthly, $136, including
interest at 11.8%, due July 1, 2003.                                  -     1,000
                                                               --------  --------

                                                                537,000   941,000

Less, Current portion of long-term debts                        254,000   403,000
                                                               --------  --------
 Long-term portion                                             $283,000  $538,000
                                                               ========  ========




     Principal maturities of long-term debt are as follows:

 Year Ending December
---------------------

 2004                   $   254,000
 2005                       172,000
 2006                        20,000
 2007                         8,000
 2008                         9,000
 Thereafter                  74,000
                          -------------

   Total               $    537,000
                           ============

6.     RELATED PARTIES

     Debts with related parties at December 28, 2003 and December 29, 2002 consisted of:


                                                                   2003      2002
                                                                 --------  --------
Uncollateralized note payable to officer/Board member/major
shareholder, with interest payable at a rate of 10% per annum.
The note payable and interest is due on June 30, 2004.           $ 70,000  $ 70,000

Uncollateralized subordinated note payable to officer/Board
member/major shareholder, with interest payable at a rate of
7.0% per annum.  The note payable and interest is due on           85,000    85,000
June 30, 2004.

Note payable to a member of the Board of Directors, payable
monthly, $9,954, including interest at 9.0%, due August 1,         67,000   175,000
2004.

Collateralized subordinated note payable to a member of
Chicago - The Grill on the Alley LLC.  Conversion of the note is at the option of the member.  The original principal amount of the note was $1,699,000.  However, in February 1999, the
member converted $1,190,000 of the note to equity. The note
bears monthly payments of $6,292, including interest at 8%
per annum.  The note will mature on October 1, 2009.  The
Company guaranteed repayment of the loan to Chicago - The
Grill on the Alley, LLC and issued 203,645 warrants to acquire
common stock at $7.00 per share.                                  370,000   414,000
                                                                  --------  --------
                                                                  592,000   744,000

Less, Current portion of notes payable - related parties          269,000   306,000
                                                                  --------  --------

             Long-term portion                                   $323,000  $438,000
                                                                  ========  ========


6.          RELATED PARTIES (CONTINUED)

     Principal maturities of debts with related parties are as follows:

Year Ending December,
---------------------

  2004                    $     269,000
  2005                           52,000
  2006                           56,000
  2007                           60,000
  2008                           65,000
  Thereafter                     90,000
                         ---------------
  Total                   $     592,000
                           =============

     The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the bank credit facility for guaranteeing the note with their personal assets. Interest expense totaled zero, zero, and $59,000 for fiscal years 2003, 2002 and 2001, respectively.

     A stockholder of the Company was the lessor for property leased by the Pizzeria Uno Restaurant in Cherry Hill. Rent expense related to this operating lease was zero, $83,000, and $252,000, for each of the fiscal years 2003, 2002 and 2001, respectively.

     The holder of all of the Company's preferred stock is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which is one of the restaurants licensed by the Company which was converted from a management agreement entered into during 1998. Revenue related to the license and management agreement was $6,000, $62,000, and $65,000 for the fiscal years 2003, 2002 and 2001, respectively.

     In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. There were $ 235,000, $168,000, and $143,000 of management fees paid to HRP on this Agreement for fiscal year 2003, 2002 and 2001, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. Receivable from HRP
was   $255,000 at December 28, 2003 and $192,000 at December 29, 2002.
Additionally, the Agreement provides that in certain cases both HRP and the Company will have certain rights to cause the Company to acquire HRP.

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

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 28, 2003. Accumulated dividends in arrears totaled $326,000 and $276,000 as of December 28, 2003 and December 29, 2002, respectively.

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

     In addition to the warrants described above, if and when the aggregate number of Company restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, the Company will be obligated to issue to Starwood a warrant to purchase a number of shares of the Company's common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date. On each anniversary of that date at which the restaurants operated under the Development Agreement continue to exceed the 35% threshold, for so long as the Development Agreement remains effective, the Company shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

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

     In November 1999, 3,750 warrants exercisable at $2.00 were issued and are scheduled to expire November 2004. These warrants were issued as additional compensation in relation to a private placement memorandum.

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

     In connection with a guarantee of the Company's bank lending facility, the Company issued 150,000 warrants in July 2000 to two principal shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the guaranty at a price of $2.12 per share. In 2001, the fair value of the warrants was being amortized over the life of the guarantee and is recorded as additional interest expense.

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

     A total of 1,072,500 common shares are reserved for issuance pursuant to these plans. During fiscal year 2003, upon recommendation of the Compensation Committee, 89,250 options were granted at an average exercise price of $1.96. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. The number of shares reserved under the Plans was increased by 500,000 shares at the annual stockholders' meeting in 2001. Transactions during the fiscal years 2003, 2002 and 2001 under the Plans were as follows:



                                           2003                    2002                   2001
                                     --------------           --------------         ---------------
                                             Weighted-               Weighted-               Weighted-
                                   Number     Average      Number     Average      Number     Average
                                 Of Shares     Option    of Shares     Option    of Shares     Option
                                 ----------              ----------              ----------
                                              Exercise                Exercise                Exercise
                                             ----------              ----------              ----------
                                               Price                   Price                   Price
                                             ----------              ----------              ----------
Options outstanding at
 Beginning of year                 669,975   $     2.89    543,113   $     3.24    381,488   $     4.22
Options granted - price
  equals  fair value                89,250         1.96    163,000         1.65    179,500         2.54
Options granted - price greater          -            -
  Than fair value                                                -            -    100,000         3.16
Options exercised                        -            -          -            -          -            -
Options cancelled                  (42,600)        2.27    (36,138)        2.50   (117,875)        5.27
                                 ----------  ----------  ----------  ----------  ----------  ----------

Options outstanding at end of
Year                               716,625   $     2.81    669,975   $     2.89    543,113   $     3.24
                                 ==========  ==========  ==========  ==========  ==========  ==========

Options exercisable at end of
Year                               427,630                 295,095                 188,210
Options available for grant at
end of year                        355,875                 402,525                 529,387

The following table summarizes information about stock options outstanding at December 28, 2003:



                          Options Outstanding                      Options Exercisable
             -------------------------------------------      ----------------------------
                     Number          Weighted-                          Number
                 Outstanding at      Average          Weighted-     Outstanding at     Weighted-
Range of          December 28,      Remaining          Average       December 28,       Average
Exercise Price       2003.       Contractual Life  Exercise Price       2003.       Exercise Price
---------------  --------------  ----------------  ---------------  --------------  ---------------
1.55                    66,600               6.7          $  1.55          41,280          $  1.55
1.65                   142,800               7.4          $  1.65          54,800          $  1.65
1.70                    52,750               9.4          $  1.70               -          $  1.70
2.19 to $3.30          287,900               6.5          $  2.77         179,650          $  2.85
4.00 to $4.68           99,325               2.6          $  4.24          86,000          $  4.25
5.36 to $6.12           67,250               2.1          $  5.48          65,900          $  5.49
                 --------------                                     --------------
                        716,625                                            427,630
                 ==============                                     ==============





8.     PENSION PLAN

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2003, 2002 and 2001, the Company made no contributions to the Plan.

9.     COMMITMENTS AND CONTINGENCIES

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

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

Fiscal Year Ending
------------------

 2004      $   2,845,000
 2005          2,565,000
 2006          2,283,000
 2007          2,103,000
 2008          1,774,000
 Thereafter    6,940,000
           --------------

   Total    $ 18,510,000
           ==============


     Rent expense was $2,975,000, $2,574,000, and $2,906,000 for fiscal years
2003, 2002 and 2001, respectively, including $464,000, $384,000, and $337,000 for 2003, 2002 and 2001, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

     Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of the related costs the Company expects to be covered by its general liability insurance. However, punitive damage awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. No material causes of action are presently pending against the Company. However, there can be no assurance that punitive damages will not be given with respect to any actions that may arise in the future.

     The Company plans on new restaurant openings during 2004. The restaurants will be structured as owned, joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

     In order to better manage the cost of our workers compensation expense, commencing in 2004, we have altered our workers compensation coverage to substantially increase our per event and aggregate deductibles. As a result, we expect to substantially reduce our recurring cost of workers compensation insurance. On the other hand, we will have substantially higher exposure to losses resulting from claims under that policy should those claims exceed our prior deductible levels.

10.     INCOME TAXES

     The provisions for income taxes for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

                                2003         2002           2001
                                ----          ----           ----

 Current - federal     $          -      $     -           $        -
 Current - state              89,000            37,000          65,000
                     ---------------     --------------     ---------------
                      $       89,000     $      37,000     $    65,000
                      ==============     =============     ================


     The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

                                2003         2002           2001
                                ----          ----           ----

Taxes at federal tax rate  $   81,000    $   (31,000)      $ 113,000
State tax net of federal
 benefit                       59,000         24,000         43,000
Change in valuation
 allowance                    300,000        225,000       (224,000)
Net operating loss for which no
 tax benefit was realized           -             -               -
General business and tip tax
 Credit                      (181,000)      (188,000)        91,000
Other                        (170,000)         7,000         42,000
                           ------------  --------------  -----------

Income tax provision       $   89,000    $    37,000        $ 65,000
                           ============  ==============  ===========

     Deferred tax assets and liabilities consist of the following as of December 28, 2003 and December 29, 2002:

                                    2003     2002
                                    ----     ----
Deferred tax assets:
 Net operating loss         $   628,000         $1,156,000
 Fixed Assets                   602,000            420,000
 Intangibles                     75,000             58,000
 General business credit      1,258,000            928,000
 Other                          442,000             96,000
                           -------------        -----------

Total gross deferred tax
   assets                     3,005,000          2,658,000

Less, Valuation allowance    (2,785,000)        (2,485,000)
                           -------------        -----------

   Net deferred tax assets      220,000            173,000

Deferred tax liabilities:
 Intangible assets             (220,000)          (173,000)
                          -------------         ------------

   Net deferred tax assets
      and liabilities       $        -          $        -
                          =============         =============

     At December 28, 2003, the Company has available federal and state net operating loss carryforwards of $672,000 and $3,996,000 respectively, that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses began expiring in 2003. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

11.     STORE OPENINGS AND CLOSINGS

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

     The Company began management of a San Francisco hotel-based Daily Grill restaurant in February 2002. The Company advanced the restaurant approximately $331,000 that is to be repaid out of future operations, none of which has yet been repaid.

     The Company began management of a Houston, Texas hotel-based Daily Grill restaurant in July 2002. The Company advanced the restaurant approximately $64,000 for initial working capital that was repaid in May 2003. This is the first restaurant opened under the Starwood agreement.

     In connection with the building of a new restaurant, The Daily Grill at Continental Park, LLC was formed for the operation of a Daily Grill restaurant in El Segundo, California. The construction of the restaurant is being financed through a combination of equity capital and tenant improvement allowances. The restaurant opened January 16, 2003.

     The Company began management of a Portland, Oregon hotel-based Daily Grill restaurant in September 2003. This is the second restaurant opened under the Starwood agreement.

     The Company signed a lease to open an owned hotel-based Daily Grill restaurant in the Hyatt Bethesda in Bethesda, Maryland. The restaurant opened January 19, 2004. The construction was financed by $1.8 million tenant improvement allowance.


     CLOSINGS

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

12.     QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for fiscal years 2003 and 2002 is as follows:


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                            Quarter Ended
                                                             -------------
                                       March 30,     June 29,     September 28,     December 28,
                                         2003          2003           2003             2003
                                      -----------  ------------  ---------------  --------------

Total revenues                        $11,922,000  $11,781,000   $   10,787,000   $   12,084,000

 Gross profit                           8,748,000    8,559,000        7,819,000        8,705,000

Income (loss) from operations             239,000      246,000         (456,000)         403,000

Net income (loss)                         347,000      218,000         (330,000)         211,000

Basic net income (loss) per share     $      0.06  $      0.04   $        (0.06)  $         0.04

Diluted net income (loss) per share   $      0.06  $      0.04                    $         0.04
                                                                 $        (0.06)

                                       March 31,    June 30,      September 29,    December 29,
                                         2002         2002            2002             2002
                                      -----------  ------------  ---------------  --------------
Total revenues                        $11,772,000  $10,308,000   $    9,467,000   $   10,745,000

Gross profit                            8,591,000    7,528,000        6,857,000        7,882,000

Income (loss) from operations             258,000     (141,000)        (487,000)         492,000

Net income (loss)                         243,000      (65,000)        (442,000)         397,000

Basic net income (loss) per share     $      0.04  $     (0.01)  $        (0.08)  $         0.07

Diluted net income (loss) per share   $      0.04  $     (0.01)  $        (0.08)  $         0.07



Exhibit 14.1


                             CODE OF BUSINESS ETHICS
                      FOR CEO AND SENIOR FINANCIAL OFFICERS
                              GRILL CONCEPTS, INC.


Grill Concepts Inc, has a Code of Business Ethics applicable to all its employees. In addition to the Code of Business Ethics the CEO, and all senior financial officers are subject to the following terms and policies.

1. The CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by GCI with the Securities and Exchange Commission. Accordingly, it is the responsibility of the CEO and each senior financial officer to promptly bring to the attention of the appropriate officers, agents and employees involved in the preparation and approval of each report filed with the SEC (the "Disclosure Team") any material information which may affect the disclosures made by GCI in its public filings. It is also the burden of the CEO and each senior financial officer to assist the Disclosure Team in fulfilling its responsibilities in connection with the preparation and filing of reports that comply fully with SEC reporting requirements.

2. The CEO and each senior financial officer shall promptly bring to the attention of the Audit Committee any information he or she may have concerning
(a) significant deficiencies in the design or operation of internal controls which could adversely affect GCI's ability to record, process, summarize and/or report financial data or (b) fraud, whether or not material, that involves management or other employees who have significant role in GCI's financial reporting, disclosures or internal control.

3. The CEO and each senior financial officer shall promptly bring to the attention of the CEO and to the Audit Committee any information he or she may have concerning any violation of GCI's Code of Business Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in GCI's financial reporting, disclosures or internal controls.

4. The CEO and each senior financial officer shall promptly bring to the attention of the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to GCI and the operation of its business, by GCI or any agent thereof, or of violation of the Code of Business Ethics or of these additional policies and procedures.

5. The Board of Directors shall determine, or designate appropriate persons to determine, appropriate action to be taken in the event of violations of the Code of Business Ethics or of these additional terms and policies by the CEO and/or any of the senior financial officers. Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to the Code of Business Ethics and to these additional terms and policies, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual's employment. In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including that nature and severity of the violation, whether the violation was a single occurrence or repeated occurrences whether the violation appears to have been intentional, inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in question had committed or violations in the past.

Exhibit 14.2


                             CODE OF BUSINESS ETHICS
                              GRILL CONCEPTS, INC.




INTRODUCTION
Ethical conduct refers not only to one's personal behavior but also to one's responsibility to the community that is Grill Concepts, Inc. This Code of Business and Ethics covers a wide range of business practices. Although not all issues relating to ethics can be discussed here, this Code is intended to serve as a basic guideline to you as an employee of GCI on how to conduct yourself professionally and ethically with the public as well as your fellow colleagues both internally and externally.

CONFLICT OF INTEREST POLICY
A conflict of interest exists when a person's private interest interferes in any way with the interests of the company. A conflict may arise when an employee, officer or director takes actions or has interests that may make it difficult to perform work objectively and effectively. It is of the utmost importance that you do not misuse your position with GCI for personal gain for yourself or any entity private or public. Therefore it is in your best interest to avoid any relationship, influence or activity that may adversely affect your judgments in decision making related to your job.

RELATIONSHIPS WITH OUTSIDE PARTIES
Federal, state and local government departments and agencies have regulations concerning acceptance by their employees of entertainment, meals and gifts from firms and personnel with whom the departments and agencies do business or over whom they have regulatory authority. You may not give any entertainment, meals or gifts to such government employees or union officials unless they are of minimal value and are clearly appropriate under the given circumstances. If you question what is deemed an appropriate circumstance or what is a minimal value please seek advise from a supervisor.

You may entertain socially any relatives or friends employed by or representing government agencies or trade unions. However, it should be clear, that the entertainment is not related to the business or union affairs of GCI. No expenditure for such social entertainment is reimbursable by GCI to the employee.

RECEIPT OF ITEMS BY EMPLOYEES
You may accept meals, refreshments, or entertainment of nominal value in connection with business discussions. While it is difficult to define the term "nominal" by means of a specific dollar limitation, common sense should determine what one would consider lavish, extravagant, or frequent. It is your personal responsibility to ensure that the acceptance of such meals, refreshments or entertainment is proper and could not reasonably be construed as an attempt by the offering party to secure favorable treatment.

You are not permitted to accept gifts or other items of value from individuals, firms, or representatives of firms who seek business relationships with GCI. Should circumstances arise where gifts or other items of value are received and cannot be returned, such gifts or other items of value shall be turned in to the Director of the People Department for disposition to a charitable organization.

CONFIDENTIALITY
You are required to maintain all confidential information entrusted to you by GCI and its customers, except when an officer of the company or other such entities authorize disclosure. Confidential information includes all non-public information that might be of use to competitors or may be harmful to our customers. It also includes information that suppliers and customers have entrusted to you. If you are asked to disclose confidential information it is in your best interest to seek various consul both internally and externally.

INSIDER TRADING
Federal Law prohibits insider trading in securities by persons in possession of material nonpublic information. This is a severely punishable crime. Insider trading is defined as information that is passed on which has a "substantial likelihood" of influencing a reasonable investor in deciding how to act in regard to a company's securities. In other words, would the information be an important factor in an investor's decision to buy or sell? If you have any questions or information regarding insider trading it is strongly suggested that you confer with one of the senior executives or a People Department supervisor.

PROPRIETARY INFORMATION
Proprietary information is any information that is owned by GCI, including information in GCI's databases. Proprietary information includes such things as technical, budgetary and business information relating to future projects; business or marketing plans or projections; earnings and other financial data; personnel information including executive and organizational changes. Proprietary information is the sole property of GCI and any misuse or discovery of it is grounds for termination and possible legal action.

INTELLECTUAL PROPERTY
When you join GCI you assign to GCI all of your right, title, and interest in intellectual property you develop when you are employed in certain capacities, such as a managerial, technical, product planning, programming, or other professional capacity.

The intellectual property you assign includes such things as ideas, inventions, computer programs and documents which relate to GCI's actual or anticipated business, research or development or that are suggested by, or result from, work or tasks you perform for, or on behalf of, GCI. This obligation applies no matter where or when--at work or after hours--such intellectual property is created. As intellectual property must be reported to GCI, GCI is beholden to protect the proprietary information of the company as well as the employee responsible for said information. If you believe that your idea, invention or computer program, or other material does not fall within the area of GCI's actual or anticipated business, you should discuss it with an officer of the company.

RECORD KEEPING
GCI requires honest and accurate recording and reporting of information in order to make responsible business decisions. For example, only the true and actual number of hours worked should be reported.

Many employees regularly use expense reports. If you have any questions regarding the legitimacy of certain expenses you are claiming talk to a supervisor for guidance.

In addition, all of GCI's records, accounts and financial statements must be maintained in reasonable detail, must appropriately reflect GCI's transactions and must conform to both internal control systems and legal requirements. As business records and communications often become public it is in the best interest of GCI that you avoid exaggeration, derogatory remarks and guesswork.
This applies equally to e-mails, internal memos and formal reports.   Records
should always be kept or destroyed according to GCI's record retention policy.

PROTECTIONS AND PROPER USE OF COMPANY ASSETS
All employees should endeavor to protect GCI's assets and insure their efficient use. Theft, carelessness and waste have a direct impact on GCI's profitability. Any suspected incident of such behavior should be reported immediately to an appropriate supervisor. GCI equipment should not be used for non- company business.

PERSONAL FINANCES
Because GCI's reputation rests, in part, on it's integrity; you are expected to manage your personal finances in an intelligent and prudent manner.

To avoid a potential conflict of interest-and to avoid imposing a wrongful burden on a customer, benefactor, supplier, or staff member-the following financial activities are prohibited:

1.   Borrowing from other staff members.
2. Borrowing from customers, benefactors or suppliers other than lending institutions.
3. Investing, either directly or indirectly, in a customer, benefactor or supplier other than those publicly traded on national exchanges.
4. Selling or leasing personal goods or services to a customer, supplier, or benefactor.

POLITICAL ACTIVITIES
No funds or assets of GCI, including the work time of any employee, will be contributed, loaned, or made available directly or indirectly to any political party or to the campaign of any candidate for a federal, state or local office. GCI strongly encourages and supports its employee's involvement in civic affairs and political activities. However, your involvement and participation must be on an individual basis, on your own time, and at your own expense. Further, when you speak on public issues, it must be made clear that comments or statements made are those of an individual and not the company.

REPORTING AND DISCLOSURE
Should you be unsure of, or become personally involved in, any situation that may violate the requirements or the spirit of this Code of Business Ethics, you must contact a supervisor or the Director of the People Department.

If you become aware of a situation among your fellow employees that appears to violate your understanding of this Code of Business Ethics you should report the situation to an appropriate Company official.

COMPLIANCE PROCEDURE
Failure to comply with the standards contained in this Code will result in disciplinary action that may include termination and reimbursement to the Company for any losses or damages resulting from the violation. As with all matters involving disciplinary actions, principles of fairness will apply. Any employee charged with a violation of this code will be afforded an opportunity to explain his or her actions before any necessary disciplinary action is taken. It should be noted that if circumstances warrant, the company is obligated to notify the appropriate law enforcement agencies.

Exhibit 21.1



                           Subsidiaries of Registrant

                              GRILL CONCEPTS, INC.
                             A Delaware Corporation


Name                                       State of Organization
----                                       ---------------------

Grill Concepts, Inc.                       California
Uno Concepts, Inc.                         New Jersey
Uno Concepts of Cherry Hill, Inc.          New Jersey
Uno Concepts of New Jersey, Inc.           New Jersey
C.T.S. Investments, Inc.                   Pennsylvania
Grill Concepts DC, Inc.                    District of Columbia
The Grill on the Alley, Inc.               California
Emndee, Inc.                               California
San Jose Grill, LLC                        California
Universal Grill Concepts, Inc.             California
Chicago - The Grill on the Alley, LLC      Illinois
Grill Concepts Management, Inc.            California
The Grill on Hollywood, LLC                California
The Daily Grill at Continental Park, LLC   California
Grill Concepts CD, Inc.                    California
Grill Concepts Chicken Daily, LLC          California
612 Flower Daily Grill, LLC                California
GCI-CC, Inc.                               California
GCI-MP, Inc.                               California

Exhibit 23.1


                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We hereby consent to the incorporation by reference in the Registration Statement of the 1995 Stock Option Plan of Grill Concepts, Inc. on Form S-8 (File No. 333-04181), the Registration Statement of the 1998 Comprehensive Stock Option and Award Plan of Grill Concepts, Inc. on Form S-8 (File No. 333-57369), and the Registration Statement covering additional shares under the 1998 Comprehensive Stock Option and Award Plan of Grill Concepts, Inc. on Form S-8 (File No. 333-64850) of our report dated March 11, 2004 relating to the consolidated financial statements and financial statement schedule, which appear in this Form 10-K.

PricewaterhouseCoopers LLP

Los Angeles, California
March 24, 2004

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

Date: March 24, 2004

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

Date: March 24, 2004
                                   /s/ Daryl Ansel
                                   --------------------------
                                   Daryl Ansel
                                   Chief Financial Officer

Exhibit 32.1


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Robert Spivak, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Grill Concepts, Inc. on Form 10-K for the year ended December 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Robert Spivak
                                   --------------------------------
                                   Name: Robert Spivak
                                   Title: Chief Executive Officer
                                   March 24, 2004

Exhibit 32.2



                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, Daryl Ansel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report of Grill Concepts, Inc. on Form 10-K for the year ended December 28, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-K fairly presents in all material respects the financial condition and results of operations of Grill Concepts, Inc.


                                   By: /s/ Daryl Ansel
                                   --------------------------------
                                   Name: Daryl Ansel
                                   Title: Chief Financial Officer
                                   March 24, 2004