Form 10-Q
period 2004-03-28
GRILL CONCEPTS INC
filed 2004-05-25
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

        For the transition period from                to               .
                                       --------------    --------------

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

As of May 5, 2004, 5,588,019 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX

                                                                           Page
                                                                          Number
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

      Consolidated Condensed Balance Sheets - March 28, 2004
      and December 28, 2003 (restated) . . . . . . . . . . . . . . . . .       3

      Consolidated Condensed Statements of Operations - For the three
      months ended March 28, 2004 and March 30, 2003 (restated). . . . .       5

      Consolidated Condensed Statements of Cash Flows - For the three
      months ended March 28, 2004 and March 30, 2003 (restated). . . . .       6

      Notes to Consolidated Condensed Financial Statements . . . . . . .       7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations. . . . . . . . . . . . . . . . . .      14

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk .      23

   Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . . .      24

PART II - OTHER INFORMATION

   Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . .      24

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .      25

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      26

                              PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                          GRILL CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                          ASSETS

                                                              March 28,     December 28,
                                                                 2004           2003
                                                             (unaudited)     (restated)
                                                             ------------  --------------
Current assets:
     Cash and cash equivalents                               $  1,405,000  $    1,473,000
     Inventories                                                  569,000         570,000
     Receivables, net of reserve ($13,000 in 2004 and 2003)       561,000         741,000
     Prepaid expenses & other current assets                      876,000         608,000
                                                             ------------  --------------

          Total current assets                                  3,411,000       3,392,000

Furniture, equipment and improvements, net                      9,878,000       9,020,000

Goodwill, net                                                     205,000         205,000
Liquor licenses                                                   330,000         330,000
Restricted cash                                                    72,000          72,000
Advance to managed outlets                                        302,000         331,000
Note receivable                                                   112,000         111,000
Other assets                                                      420,000         426,000
                                                             ------------  --------------

          Total assets                                       $ 14,730,000  $   13,887,000
                                                             ============  ==============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED BALANCE SHEETS
                                        (Continued)

                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                                March 28,     December 28,
                                                                   2004           2003
                                                               (unaudited)     (restated)
                                                               ------------  --------------
Current liabilities:
     Accounts payable                                          $ 1,289,000   $     998,000
     Accrued expenses                                            2,239,000       2,315,000
     Current portion of long term debt                             326,000         254,000
     Current portion notes payable - related parties               242,000         269,000
                                                               ------------  --------------
          Total current liabilities                              4,096,000       3,836,000

Long-term debt                                                     104,000         283,000
Notes payable - related parties                                    310,000         323,000
Other long-term liabilities                                      2,342,000       1,496,000
                                                               ------------  --------------
          Total liabilities                                      6,852,000       5,938,000

Minority interest                                                1,337,000       1,521,000

Stockholders' equity:
    Series I, Convertible Preferred Stock, $.001 par
        value; 1,000,000 shares authorized, none
        issued and outstanding in 2004 and 2003                          -               -
    Series II, 10% Convertible Preferred Stock, $.001 par
        value; 1,000,000 shares authorized, 500 shares issued
        and outstanding in 2004 and 2003                                 -               -
    Common stock, $.00004 par value; 12,000,000 shares
         authorized in 2004 and 2003, 5,588,019 issued and
         outstanding in 2004 and 5,537,071 issued and                    -               -
         outstanding 2003

    Additional paid-in capital                                  13,233,000      13,207,000

    Accumulated deficit                                         (6,692,000)     (6,779,000)
                                                               ------------  --------------
          Total stockholders' equity                             6,541,000       6,428,000
                                                               ------------  --------------

Total liabilities, minority interest and stockholders' equity  $14,730,000   $  13,887,000
                                                               ============  ==============

    The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                         Three Months Ended
                                                     --------------------------
                                                      March 28,     March 30,
                                                     ------------  ------------
                                                         2004          2003
                                                     ------------  ------------
                                                                    (restated)
Revenues:
     Sales                                           $12,958,000   $11,667,000
     Management and license fees                         296,000       255,000
                                                     ------------  ------------
          Total revenues                              13,254,000    11,922,000

Cost of sales                                          3,630,000     3,174,000
                                                     ------------  ------------
     Gross profit                                      9,624,000     8,748,000
                                                     ------------  ------------

Operating expenses:
     Restaurant operating expenses                     7,776,000     6,997,000
     Gain on disposal of assets                                -       (12,000)
     General and administrative                        1,227,000       910,000
     Depreciation and amortization                       386,000       432,000
     Pre-opening costs                                   147,000       187,000
                                                     ------------  ------------
          Total operating expenses                     9,536,000     8,514,000
                                                     ------------  ------------

Income from operations                                    88,000       234,000
     Interest expense, net                               (34,000)      (48,000)
                                                     ------------  ------------
Income before provision for income taxes, equity in
      loss of joint venture and minority interest         54,000       186,000

Provision for income taxes                               (23,000)      (55,000)
Minority interest in net loss of subsidiaries             60,000       216,000
Equity in loss of joint venture                           (4,000)       (5,000)
                                                     ------------  ------------
          Net income                                      87,000       342,000

Preferred dividends accrued                              (13,000)      (13,000)
                                                     ------------  ------------

Net income applicable to common stock                $    74,000   $   329,000
                                                     ============  ============
Net income per share applicable to common stock:
     Basic net income                                $      0.01   $      0.06
                                                     ============  ============
     Diluted net income                              $      0.01   $      0.06
                                                     ============  ============

Weighted average share outstanding:
      Basic                                            5,545,864     5,537,071
                                                     ============  ============
      Diluted                                          6,192,910     5,537,071
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

                            GRILL CONCEPTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (unaudited)

                                                                        Three Months Ended
                                                                    -------------------------
                                                                     March 28,     March 30,
                                                                        2004         2003
                                                                    ------------  -----------
Cash flows from operating activities:                                             (restated)
     Net income                                                     $    87,000   $  342,000
       Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                 386,000      432,000
          Stock based compensation expense                              187,000        5,000
          Gain on sale of liquor license                                      -      (12,000)
          Minority interest in loss of subsidiaries                     (60,000)    (216,000)
          Equity in loss of joint venture                                 4,000        5,000
     Changes in operating assets and liabilities:
              Inventories                                                 1,000      (22,000)
              Receivables                                               180,000     (285,000)
              Prepaid expenses and other current assets                (272,000)    (269,000)
              Other assets                                               22,000       (4,000)
              Accounts payable                                          291,000       (9,000)
              Accrued expenses                                         (265,000)    (316,000)
              Other long-term liabilities                                (1,000)           -
                                                                    ------------  -----------
Net cash provided by (used in) operating activities                     560,000     (349,000)
                                                                    ------------  -----------

Cash flows from investing activities:
  Purchase of furniture, equipment and improvements                  (1,240,000)    (184,000)
  Investment in non-consolidated entity                                 (20,000)           -
  Restricted cash for Daily Grill at Continental Park, LLC                    -      466,000
  Proceeds from disposal of assets                                            -       26,000
  Advance repaid by managed outlet                                       29,000            -
                                                                    ------------  -----------
 Net cash provided by (used in) investing activities                 (1,231,000)     308,000
                                                                    ------------  -----------

Cash flows from financing activities:
     Tenant improvement allowances                                      847,000            -
     Proceeds from minority interest in LLC                              15,000            -
     Payments to related parties                                        (40,000)     (36,000)
     Payments on long term debt                                        (107,000)     (98,000)
     Return of capital and profits to minority shareholder              (68,000)     (72,000)
     Preferred return to minority shareholder                           (44,000)     (44,000)
                                                                    ------------  -----------
Net cash provided by (used in) financing activities                     603,000     (250,000)
                                                                    ------------  -----------

Net decrease in cash and cash equivalents                               (68,000)    (291,000)
Cash and cash equivalents, beginning of period                        1,473,000    1,275,000
                                                                    ------------  -----------
Cash and cash equivalents, end of period                            $ 1,405,000   $  984,000
                                                                    ============  ===========

Supplemental cash flow information:
     Cash paid during the period for:
       Interest                                                     $    33,000   $   38,000
       Income taxes                                                 $    36,000   $   16,000

     The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent auditors. The December 28, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 28, 2003, as amended. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 26, 2004.

     RESTATEMENT

     The accompanying consolidated financial statements as of December 28, 2003 and for the three months ended March 30, 2003 have been restated from those originally issued by the Company to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections.

     In 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant.

     In addition to this change, the Company also recorded additional general and administrative expenses of $29,000 for the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003, to properly reflect the fair value of stock options issued in connection with severance agreements arranged in fiscal year 1998.

     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Balance Sheet
-------------
                                    December 28,    December 28,
                                        2003            2003
                                   --------------  --------------
                                   (As reported)   (As restated)
Accrued expenses                   $   2,118,000   $   2,315,000
Total current liabilities              3,639,000       3,836,000
Total liabilities                      5,741,000       5,938,000
Minority interest                      1,522,000       1,521,000
Additional paid-in capital            13,152,000      13,207,000
Accumulated deficit                   (6,528,000)     (6,779,000)
Total stockholders equity              6,624,000       6,428,000

Income Statement
----------------
                                      March 30,       March 30,
                                        2003            2003
                                   --------------  --------------
                                    (As reported)   (As restated)

Restaurant operating expenses          6,995,000       6,997,000
General and administrative               907,000         910,000
Total operating expenses               8,509,000       8,514,000
Income from operations                   239,000         234,000
Income before provision
  for income taxes, minority
  interest, and equity in loss of
  joint venture                          191,000         186,000
Net income                               347,000         342,000
Net income applicable to
  common stock                           334,000         329,000
Net income per share
  applicable to common stock:
    Basic net income                        0.06            0.06
    Diluted net income                      0.06            0.06

Statement of Cash Flows
-----------------------

Net income                               347,000         342,000
Stock based compensation                       -           5,000

     In addition, certain prior year amounts have been reclassified to conform to current year presentation.

2.   RESTRICTED CASH

     Restricted cash consists of amounts held in escrow for the Daily Grill at Continental Park in El Segundo, California which was opened in January 2003 and all but $72,000 was released.

3.   WORKER'S COMPENSATION LOSS RESERVE

     The Company has obtained a large deductible worker's compensation policy for 2004 that includes a deductible per occurrence of $250,000 subject to an aggregate loss of $1.7 million. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors.

4.   OTHER LONG-TERM LIABILITIES

     Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $885,000 was received during the first quarter of 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized against rent expense over the 15 year lease term.

5.   OPERATING  LEASES  AND  CONTRACTUAL  OBLIGATIONS

     During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the fourth quarter of 2004. Accordingly, at March 28, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $18.5 million over the life of those leases, with minimum annual rental payments of $2.8 million in 2004, $4.8 million between 2005 and 2006, $3.9 million between 2007 and 2008, and $6.9 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the quarter ended March 28, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

6.   RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues. The provisions of this Interpretation were effective for the Company for the interim period ending March 28, 2004. The Company has reviewed its various agreements in order to determine if any variable interest entities exist which would require consolidation. The Company does not believe that it holds the majority of the variable interests of an entity whereby it would be considered the primary beneficiary. Accordingly, the adoption of this Interpretation has not had a significant impact on the Company's financial results of operations and financial position.

7.   DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

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

     The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 28, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 28, 2004, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at March 28, 2004:

   SAN JOSE GRILL LLC

     Distributions of capital, preferred return
     and profit during the three months
     ended March 28, 2004:                       Members  $68,000
                                                          =======
                                                 Company  $68,000
                                                          =======
     Unreturned Initial Capital Contributions
     at March 28, 2004:                          Members  $     0
                                                          =======
                                                 Company  $     0
                                                          =======
     Accrued but unpaid Preferred Returns
      at March 28, 2004:                         Members  $     0
                                                          =======
                                                 Company  $     0
                                                          =======

   CHICAGO - GRILL ON THE ALLEY

     Distributions of capital and note
     repayments during the three months
     ended March 28, 2004:                     Members (a)  $ 56,000
                                                            ========
                                               Company      $      0
                                                            ========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                        Members      $888,000
                                                            ========
                                               Company      $      0
                                                            ========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                        Members      $      0
                                                            ========
                                               Company      $      0
                                                            ========

   THE GRILL ON HOLLYWOOD LLC

     Distributions of capital during three
     months ended March 28, 2004:              Members  $        0
                                                        ==========
                                               Company  $        0
                                                        ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                        Members  $1,200,000
                                                        ==========
                                               Company  $  250,000
                                                        ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                        Members  $        0
                                                        ==========
                                               Company  $   73,000
                                                        ==========

   SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

     Distributions of capital during three
     months ended March 28, 2004:              Members  $        0
                                                        ==========
                                               Company  $        0
                                                        ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                        Members  $1,000,000
                                                        ==========
                                               Company  $  350,000
                                                        ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                        Members  $  128,000
                                                        ==========
                                               Company  $   45,000
                                                        ==========

     (a) Distribution of capital as of March 28, 2004 includes $44,000 of capital and preferred return and $12,000 of payment on the loan.

8.   STOCK-BASED COMPENSATION

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

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment, compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. These Plans provide for options to be issued to the Company's employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. The terms of the option grants allow the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash, subject to the terms of the plan including the rights of the Compensation Committee to amend grants in any manner that the committee in its sole discretion deems to not adversely impact the option holders.

     The Company has adopted the disclosure-only provisions of SFAS No. 148 and SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

                                      2004        2003
                                    ---------  ----------
                                               (Restated)
Net income, as reported             $ 87,000   $ 342,000
Add: stock compensation expense
recorded                             187,000       5,000
Deduct: stock compensation expense
 under fair value method             (30,000)    (38,000)
Net income, pro forma               $244,000   $ 309,000
Net income per share, as reported:
    Basic                           $   0.01   $    0.06
    Diluted                         $   0.01   $    0.06
Net income per share, pro forma:
    Basic                           $   0.04   $    0.06
    Diluted                         $   0.04   $    0.06

9.   PER SHARE DATA

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the quarters ended March 28, 2004 and March 30, 2003 follow:

                                         2004                   2003
                                ---------------------  ---------------------
                                 Earnings    Shares     Earnings    Shares
                                --------------------------------------------
                                                        Restated
Net income                      $  87,000              $ 342,000
Less: preferred stock dividend    (13,000)               (13,000)
                                ----------             ----------
Earnings available for common
stockholders                       74,000   5,545,864    329,000   5,537,071
Dilutive securities:
   Stock options                        -     142,215          -           -
   Warrants                             -     504,831          -           -
                                ----------  ---------  ----------  ---------
Dilutive earnings available to
common stockholders             $  74,000   6,192,910  $ 329,000   5,537,071
                                ============================================

     Stock options for 230,750 and 664,525 shares for 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 203,645 and 1,922,786 shares for 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. 500 shares of preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for both 2004 and 2003.

10.  ADVANCE TO MANAGED OUTLETS

     On February 25, 2002 the Company began management of the San Francisco Daily Grill in the Handlery Hotel near Union Square in San Francisco, California. The Company advanced approximately $331,000 to the restaurant during 2002 that will be reimbursed through future operations. Repayments of $29,000 were made during the first three months of 2004.

     In July 2002 the Company began management of a Daily Grill restaurant in the Westin Galleria in Houston, Texas. The Company advanced approximately $64,000 to the restaurant for initial working capital during 2002 that was repaid in May 2003.

11.  ADDITIONAL INVESTMENT IN NON-CONSOLIDATED ENTITY

     In February 2004 the Company contributed an additional $20,000 to the Universal CityWalk joint venture. Although the management agreement for Universal Grill Joint Venture requires the Company and the other member to make an interest free loan to the joint venture of fifty percent of anticipated negative cash flows, both members agreed to make this payment a capital contribution. A similar contribution totaling $30,000 was made in April 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended.

RESTATEMENT

The accompanying consolidated financial statements as of December 28, 2003 and for the three months ended March 30, 2003 have been restated from those originally issued by the Company to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections.

In 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant.

In addition to this change, the Company also recorded additional general and administrative expenses of $29,000 for the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003, to properly reflect the fair value of stock options issued in connection with severance agreements arranged in fiscal year 1998.

The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Balance Sheet
-------------
                                    December 28,    December 28,
                                        2003            2003
                                   --------------  --------------
                                   (As reported)   (As restated)
Accrued expenses                   $   2,118,000   $   2,315,000
Total current liabilities              3,639,000       3,836,000
Total liabilities                      5,741,000       5,938,000
Minority interest                      1,522,000       1,521,000
Additional paid-in capital            13,152,000      13,207,000
Accumulated deficit                   (6,528,000)     (6,779,000)
Total stockholders equity              6,624,000       6,428,000

Income Statement
----------------
                                      March 30,       March 30,
                                        2003            2003
                                   --------------  --------------
                                    (As reported)   (As restated)

Restaurant operating expenses          6,995,000       6,997,000
General and administrative               907,000         910,000
Total operating expenses               8,509,000       8,514,000
Income from operations                   239,000         234,000
Income before provision
  for income taxes, minority
  interest, and equity in loss of
  joint venture                          191,000         186,000
Net income                               347,000         342,000
Net income applicable to
  common stock                           334,000         329,000
Net income per share
  applicable to common stock:
    Basic net income                        0.06            0.06
    Diluted net income                      0.06            0.06

Statement of Cash Flows
-----------------------

Net income                               347,000         342,000
Stock based compensation                       -           5,000

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted.

                                                Three Months Ended
                                              ----------------------
                                              March 28,   March 30,
                                                 2004        2003
                                              ----------  ----------
                                                          (restated)
                                                  %           %
Revenues:
    Company restaurant sales                       97.8        97.9
    Management and license fees                     2.2         2.1
                                              ----------  ----------
          Total revenues                          100.0       100.0

Cost of sales                                      27.4        26.6
                                              ----------  ----------
          Gross profit                             72.6        73.4
                                              ----------  ----------

     Restaurant operating expenses                 58.6        58.7
     Gain on sale of liquor license                   -        (0.1)
     General and administrative                     9.3         7.6
     Depreciation and amortization                  2.9         3.6
     Pre-opening costs                              1.1         1.6
                                              ----------  ----------
          Total operating expenses                 71.9        71.4
                                              ----------  ----------

          Operating income                          0.7         2.0
Interest expense, net                              (0.3)       (0.4)
                                              ----------  ----------
Income before taxes, equity in loss of joint
          Venture and minority interest             0.4         1.6
Provision for income taxes                         (0.2)       (0.5)
Minority interest                                   0.5         1.8
Equity in loss of joint venture                     0.0         0.0
                                              ----------  ----------
          Net income                                0.7         2.9
                                              ==========  ==========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                   First Quarter     Total open at
                                      Openings       End of Quarter
                                 ---------------  ------------------
                                 FY 2004  FY 2003  FY 2004   FY 2003
Daily Grill Restaurants:
     Company owned                     1        1        11       10
     Managed and/or licensed           -        -         7        6
Grill on the Alley restaurants:
     Company owned                     -        -         4        4
Other restaurants
     Managed and/or licensed           -        -         1        1
                                 -------  -------  --------  -------
Total                                  1        1        23       21
                                 =======  =======  ========  =======

                                                Three Months Ended
                                            --------------------------
                                             March 28,     March 30,
                                                2004          2003
                                            ------------  ------------
Weighted average weekly sales per company
owned restaurant:
   Daily Grill                              $    69,700   $    67,800
   Grill on the Alley                            80,115        75,500

Change in comparable restaurants (1)
   Daily Grill                                      8.7%          3.4%
   Grill on the Alley                               6.1%        (1.3)%

Total Company revenues:
  Daily Grill                               $ 8,792,000   $ 7,739,000
  Grill on the Alley                          4,166,000     3,928,000
  Management and license fees                   296,000       255,000
                                            ------------  ------------
Total consolidated revenues                  13,254,000    11,922,000
                                            ------------  ------------

Managed restaurants sales                     4,572,000     3,302,000
Licensed restaurants sales                    2,142,000     2,295,000
 Less management and license fees              (296,000)     (255,000)
                                            ------------  ------------
Total system sales                          $19,672,000   $17,264,000
                                            ============  ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2003

Revenues. Revenues for the 2004 quarter increased 11.1% to $13.3 million from $11.9 million in the 2003 period. Sales revenues increased 11.1% to $13.0 million in 2004 from $11.7 million in 2003. Management and license fee revenues increased to $296,000 in 2004 from $255,000 in 2003. System-wide sales, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $19.7 million in 2004, an increase of 13.9% from $17.3 million in 2003. System-wide sales, computed by adding to total revenues the revenues of unconsolidated restaurants and subtracting license and management fees reported from those restaurants, is considered by management to be a key indicator of brand strength. See reconciliation of system-wide sales to revenues above.

Sales for Daily Grill restaurants increased by 13.6% from $7.7 million in the 2003 quarter to $8.8 million in the 2004 period. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 8.7% ($0.6 million) for restaurants open for 12 months in both 2003 and 2004 and opening of the Bethesda Daily Grill ($0.6 million). Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants increased 9.2% from $67,800 in 2003 to $69,700 in 2004. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2004 reflected both increased guest counts and improved average checks during the period.

Sales for Grill restaurants increased by 6.1% from $3.9 million in the 2003 quarter to $4.2 million in 2004. The increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to the improved check averages and increased guest counts. Weighted average weekly sales at the Grill restaurants increased 6.1% from $75,500 in 2003 to $80,115 in 2004.

Management and license fee revenues during the 2004 quarter were attributable to
(1) hotel restaurant management services which accounted for $209,000 of management fees, (2) licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $58,000 and (3) $29,000 in management fees from Universal CityWalk. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.

We account for our 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, our sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were $552,000 during the 2004 quarter as compared to $466,000 during 2003.

Cost of Sales and Gross Profit. While sales revenues increased by 11.1% ($1.3 million) in the 2004 quarter as compared to 2003, cost of sales increased by 14.4% ($456,000) and increased as a percentage of sales from 26.6% in 2003 to 27.4% in 2004. The increase in cost of sales as a percentage of sales revenues was attributable to higher costs for a variety of food and grocery products, including dairy, poultry and seafood during the current period. The dollar increase in cost of sales reflects the opening of the Bethesda Daily Grill, increased same store sales and the increase in various food grocery prices.

Gross profit increased 10.0% from $8.7 million (73.4% of revenues) in 2003 to $9.6 million (72.6% of revenues) in 2004.

Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 12.0% to $9.5 million in the 2004 quarter (representing 71.9% of revenues) from $8.5 million in 2003 (representing 71.4% of revenues).

Restaurant operating expenses increased 11.1% to $7.8 million in the 2004 quarter from $7.0 million in 2003. As a percentage of revenues, restaurant operating expenses represented 58.6% in 2004 compared to 58.7% in 2003. The dollar increase in restaurant operating expenses was primarily attributable to the sales increase, including the opening of the Bethesda Daily Grill ($458,000), and increases in various restaurant costs, including wages and related costs ($107,000), promotion and advertising ($106,000), occupancy costs ($96,000), and compensation expense for stock options ($43,000) among others. The decrease in operating expenses as a percentage of revenues resulted from improved operating efficiencies partially offset by compensation expense for stock options attributable to an increase in the Company's stock price during the quarter.

General and administrative expenses rose 34.8% to $1.2 million in the 2004 quarter compared to $0.9 million in 2003. General and administrative expenses represented 9.3% of revenues in 2004 as compared to 7.6% of revenues in 2003. The increase in general and administrative expense was attributable to increases in a broad number of categories, including compensation expense for stock options ($139,000), wages and related costs ($82,000), travel expenses ($20,000), telephone ($13,000), taxes and license expenses ($10,000) and professional services ($56,000), including costs associated with implementing various systems and procedures mandated by the Sarbanes-Oxley Act.

Depreciation and amortization expense decreased 10.6% for the 2004 quarter representing 2.9% of revenues in 2004 and 3.6% of revenues in 2003 primarily due to higher revenues with relatively fixed depreciation amounts and the completion of amortization of a non-compete agreement in 2003.

Pre-opening costs totaled $147,000 in the 2004 period as compared with $187,000 in 2003. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

Interest Expense. Interest expense, net, totaled $34,000 during the 2004 quarter as compared to $48,000 in 2003. The decrease in interest expense was primarily attributable to the reduction in long-term debt.

Minority Interest and Equity in Loss of Joint Venture. We reported a minority interest in the loss of our majority owned subsidiaries of $60,000 during the 2004 quarter as compared to $216,000 during the 2003 quarter. The decrease in minority interest in loss was primarily attributable to improved operating results from the South Bay Daily Grill which reflected pre-opening costs for the 2003 quarter.

We recorded equity in loss of joint venture of $4,000 in the 2004 quarter and $5,000 in 2003 relating to the Company's 50% interest in the Universal CityWalk Daily Grill.

We reported net income of $87,000 in the 2004 quarter as compared to a net income of $342,000 for 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At March 28, 2004 the Company had negative working capital of $0.7 million and a cash balance of $1.4 million compared to negative working capital of $0.4 million and a cash balance of $1.5 million at December 28, 2003.

Net cash provided by operations during the quarter ended March 28, 2004 totaled $560,000 compared to $349,000 used in operations during the quarter ended March 30, 2003. The positive change in working capital resulted from a reduction in receivables and an increase in payables, offset by a reduction in depreciation and amortization and lower net income.

Net cash used in investing activities during the quarter ended March 28, 2004 totaled $1,231,000 as compared to $308,000 provided by operations during the quarter ended March 30, 2003. Cash used in investing activities, during the current period, related primary to purchases of property, plant and equipment for the Bethesda Daily Grill ($1,155,000).

Net cash provided by financing activities during the quarter ended March 28, 2004 totaled $603,000 as compared to $250,000 used in operations during the quarter ended March 30, 2003. Cash provided by financing activities during the current period related to tenant improvement allowances ($847,000), and an investment by a minority member in a LLC ($15,000), partially off-set by reductions in debt ($147,000), payment of preferred returns to minority investors in Chicago - the Grill on the Alley, LLC ($44,000) and distribution of profits to the minority member of San Jose Grill, LLC ($68,000).

Financing Facilities. At March 28, 2004, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.4 million, equipment loans of $0.3 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $885,000 was received during the first quarter of 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized against rent expense over the 15 year lease term.

In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The definitive loan documents for the equipment lease and revolving line of credit have been drafted but are not yet signed. All documents related to the letter of credit have been signed.

Operating Leases and Contractual Obligations. During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the fourth quarter of 2004. Accordingly, at March 28, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $18.5 million over the life of those leases, with minimum annual rental payments of $2.8 million in 2004, $4.8 million between 2005 and 2006, $3.9 million between 2007 and 2008, and $6.9 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the quarter ended March 28, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

Commitments Relating to Managed Restuarants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company's Form 10-K for the year ended December 28, 2003, as amended. Developments with respect to those agreements and arrangements during the quarter ended March 28, 2004 include:

Pursuant to the obligation of the Owner of the Portland Daily Grill to provide working capital advances of not less than $50,000 and not more than $150,000, after which the Company is required to make working capital advances, the Owner had advanced $100,000 as of March 28, 2004.

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

Detailed information regarding the initial capital contributions to the LLCs, Preferred Returns for each LLC, management fees payable to the Company and principal distribution provisions are included in the Company's Form 10-K for the year ended December 28, 2003, as amended. The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 28, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 28, 2004, and the accrued but unpaid preferred returns due to the Members and/or the Company at March 28, 2004:


   SAN JOSE GRILL LLC


     Distributions of capital, preferred return
     and profit during the three months
     ended March 28, 2004:                        Members      $   68,000
                                                               ==========
                                                  Company      $   68,000
                                                               ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                           Members      $        0
                                                               ==========
                                                  Company      $        0
                                                               ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                           Members      $        0
                                                               ==========
                                                  Company      $        0
                                                               ==========

   CHICAGO - GRILL ON THE ALLEY

     Distributions of capital and note
     repayments during the three months
     ended March 28, 2004:                        Members (a)  $   56,000
                                                               ==========
                                                  Company      $        0
                                                               ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                           Members      $  888,000
                                                               ==========
                                                  Company      $        0
                                                               ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                           Members      $        0
                                                               ==========
                                                  Company      $        0
                                                               ==========

   THE GRILL ON HOLLYWOOD LLC

     Distributions of capital during three
     months ended March 28, 2004:                 Members      $        0
                                                               ==========
                                                  Company      $        0
                                                               ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                           Members      $1,200,000
                                                               ==========
                                                  Company      $  250,000
                                                               ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                           Members      $        0
                                                               ==========
                                                  Company      $   73,000
                                                               ==========


   SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

     Distributions of capital during three
     months ended March 28, 2004:                 Members      $        0
                                                               ==========
                                                  Company      $        0
                                                               ==========
     Unreturned Initial Capital Contributions
     at March 28, 2004:                           Members      $1,000,000
                                                               ==========
                                                  Company      $  350,000
                                                               ==========
     Accrued but unpaid Preferred Returns
     at March 28, 2004:                           Members      $  128,000
                                                               ==========
                                                  Company      $   45,000
                                                               ==========

     (b) Distribution of capital as of March 28, 2004 includes $44,000 of capital and preferred return and $12,000 of payment on the loan.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-K for the year ended December 28, 2003, as amended. As of, and for the quarter ended, March 28, 2004, there have been no material changes or updates to the Company's critical accounting policies other than the establishment of a workers compensation loss reserve.

Worker's Compensation Loss Reserves
-----------------------------------

The Company has obtained a large deductible worker's compensation policy for 2004. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors. The Company has reduced costs during the first quarter by $27,000 resulting from savings of $64,000 due to lower premium costs net of the establishment of a loss reserve of $37,000.

Based on the Company's review at March 28, 2004, the current loss reserve is adequate.

RECENTLY ADOPTED ACCOUNTING REQUIREMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities," which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interest may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to
address certain implementation issues.   The provisions of this Interpretation
were effective for the Company for the interim period ending March 28, 2004.
The Company has reviewed its various agreements in order to determine if any variable interest entities exist which would require consolidation. The Company does not believe that it holds the majority of the variable interests of an entity whereby it would be considered the primary beneficiary. Accordingly, the adoption of this Interpretation has not had a significant impact on the Company's financial results of operations and financial position.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the opening of new restaurants during 2004 and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, the following developments may impact future operating results and financial condition.

In March 2004, the Company signed a lease to open an owned Daily Grill in an office park in Santa Monica, California. The landlord will provide a turn-key location built to our specifications. The restaurant is scheduled to open in the fourth quarter of 2004.

There can be no assurance that the Company will be successful in opening new restaurants in accordance with its anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; or that additional hotels will elect to retain the Company's hotel restaurant management services

Variable accounting, as required, for employee stock options may result in substantial fluctuations in the Company's compensation expense and accrued compensation based on movements in stock price.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at March 28, 2004. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, subject to the discussion below and elsewhere in this Form 10-Q concerning the restatement of our financial statements, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

In connection with the review of our financial statements for the first quarter of 2004, our independent accountants, PricewaterhouseCoopers LLP, reported to management and the Audit Committee that our stock options plans which had been accounted for using fixed accounting should have been accounted for using variable accounting. Pricewaterhouse Coopers LLP also advised management and the Audit Committee that it considered this situation to be a material weakness. In response to the report of our independent accountants, and after re-evaluation of our stock option accounting practices, our management determined to restate our consolidated financial statements for the fiscal year ended December 28, 2003, and for the first three quarters of fiscal 2003, to recognize compensation expense arising from the application of variable accounting to our existing stock option plans. During the restatement process, we also elected to make other miscellaneous corrections which were previously identified but passed upon due to their immaterial impact on our consolidated financial statements.

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures over the selection and application of accounting principles, in particular stock option accounting under APB 25 and SFAS 123. During the second quarter of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our grant agreements in relation to the option plan agreement, consulting with our independent accountants, increasing emphasis on continuing education for our accounting personnel and increasing emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal control and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.


                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 2004, the Company issued 43,290 shares of common stock to Michael Weinstock, the Company's Chairman and Executive Vice President, pursuant to the exercise of 75,000 warrants held by Mr. Weinstock. The exercise price of the warrant, $1.4062 per share, was paid by means of a cashless exercise. The warrants were originally issued to Mr. Weinstock pursuant to an agreement by Mr. Weinstock to guarantee certain bank indebtedness of the Company.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The purchaser was an Accredited Investors as defined in the Securities Act who took the shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising in connection with the issuance of the shares. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No commissions were paid in connection with the issuance described above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1 Employment Agreement, effective January 1, 2004, with Robert
               Spivak
          10.2 Consulting Agreement with Robert Spivak
          31.1 Section 302 Certification of CEO
          31.2 Section 302 Certification of CFO
          32.1 Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRILL CONCEPTS, INC.

Dated:  May 24, 2004
                                   By:  /s/ Robert Spivak
                                        -------------------------------------
                                        Robert Spivak
                                        President and Chief Executive Officer



                                   By:  /s/ Daryl Ansel
                                        -------------------------------------
                                        Daryl Ansel
                                        Principal Accounting Officer