Form 10-K/A
period 2003-12-28
GRILL CONCEPTS INC
filed 2004-05-27
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                EXPLANATORY NOTE

See Note 1 of the consolidated financial statements for information regarding revisions of previously issued financial statements filed in this Form 10-K/A . All disclosures in this amendment, other than those related to these financial statement revisions, are as of the date of the original filing and have not been updated.


                                TABLE OF CONTENTS

PART I                                                                      Page
                                                                            ----

     ITEM 1.    BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .       3
     ITEM 2.    PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .      15
     ITEM 3.    LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . .      16
     ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . .      16

PART II

     ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . .      17
     ITEM 6.    SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . .      18
     ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . .      19
     ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     36
     ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . .      36
     ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . .      36
     ITEM 9A.   CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . .      37

PART III

     ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .      38
     ITEM 11.   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . .      38
     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .      38
     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .      38
     ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES . . . . . . . . .      38

PART IV

     ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . .      38

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

     The following table sets forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2003 and 2002 by restaurant concept for both owned restaurants ("Company Restaurants") and managed and/or licensed restaurants ("Managed Restaurants"):

                                            2002   2003
                                            -----  ----
Number of restaurants:
     Daily Grill restaurants:
          Company Restaurants:
               Beginning of year . . . . .    10      9
               Restaurant opening. . . . .     -      1
               Restaurant closings . . . .    (1)     -
                                            -----  ----
               End of year . . . . . . . .     9     10

          Managed or Licensed Restaurants:
               Beginning of year . . . . .     4      6
               Restaurant openings . . . .     2      1
                                            -----  ----
               End of year . . . . . . . .     6      7

          Total Daily Grill restaurants:
               Beginning of year . . . . .    14     15
               Restaurant openings . . . .     2      2
               Restaurants closed or sold.    (1)     -
                                            -----  ----
               End of year . . . . . . . .    15     17
                                            =====  ====

     Grill restaurants:
          Company Restaurants:
               Beginning of year . . . . .     4      4
               Restaurant openings . . . .     -      -
                                            -----  ----
               End of year . . . . . . . .     4      4

          Total Grill restaurants:
               Beginning of year . . . . .     4      4
               Restaurant openings . . . .     -      -
                                            -----  ----
               End of year . . . . . . . .     4      4
                                            =====  ====

     Other restaurants(1):
          Company Restaurants:
               Beginning of year . . . . .     1      -
               Restaurants closed or sold.    (1)     -
                                            -----  ----
               End of year . . . . . . . .     -      -

          Managed or Licensed Restaurants:
               Beginning of year . . . . .     1      1
                                            -----  ----
               End of year . . . . . . . .     1      1

          Total Other restaurants:
               Beginning of year . . . . .     2      1
               Restaurants closed or sold.    (1)     -
                                            -----  ----
               End of year . . . . . . . .     1      1
                                            =====  ====

     Total restaurants:
               Beginning of year . . . . .    20     20
               Restaurant openings . . . .     2      2
               Restaurants closed or sold.    (2)     -
                                            -----  ----
               End of year . . . . . . . .    20     22
                                            =====  ====

(1) Includes one Pizzeria Uno Restaurant in 2002 operated pursuant to a franchise agreement.

                                                   2002          2003
                                               ------------  ------------

Weighted average weekly sales per restaurant:
   Daily Grill restaurants:
      Company Restaurants. . . . . . . . . .   $    57,133   $    62,365
      Managed Restaurants. . . . . . . . . .          n.a.          n.a.
   Grill restaurants:
      Company Restaurants. . . . . . . . . .   $    73,057   $    78,728
      Managed Restaurants. . . . . . . . . .          n.a.          n.a.
   Other restaurants:
      Company Restaurants. . . . . . . . . .   $    29,239             -

Change in comparable restaurant sales:
   Daily Grill restaurants
      Company Restaurants. . . . . . . . . .         (4.2)%          5.3%
      Managed Restaurants. . . . . . . . . .          n.a.          n.a.
   Grill restaurants
      Company Restaurants. . . . . . . . . .         (2.3)%          7.8%
      Managed Restaurants. . . . . . . . . .          n.a.          n.a.
   Other restaurants:
      Company Restaurants. . . . . . . . . .             -             -

Total system sales:
   Daily Grill . . . . . . . . . . . . . . .   $25,593,000   $29,051,000
   Grill . . . . . . . . . . . . . . . . . .    15,196,000    16,376,000
   Pizza Restaurants . . . . . . . . . . . .       497,000             -
   Management and license fees . . . . . . .     1,006,000     1,147,000
                                               ------------  ------------
   Total consolidated revenues . . . . . . .    42,292,000    46,574,000

     Managed restaurants . . . . . . . . . .    13,975,000    15,711,000
     Licensed restaurants. . . . . . . . . .     6,963,000     8,762,000
     Less: management and license fees . . .    (1,006,000)   (1,147,000)
                                               ------------  ------------

   Total system sales. . . . . . . . . . . .   $62,224,000   $69,900,000
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

     Daily Grill locations opened, in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

                                                                          Ownership
                                                           Opened or      Interest,
                                                           Scheduled     Licensed or
Location                                                    Opening        Managed
--------                                                 --------------  ------------
Brentwood, California                                    September 1988          100%
Los Angeles, California                                  April 1990              100%
Newport Beach, California                                April 1991              100%
Studio City, California                                  August 1993             100%
Palm Desert, California                                  January 1994            100%
Irvine, California                                       September 1996          100%
Los Angeles International Airport                        January 1997        Licensed
Washington, D.C.                                         March 1997              100%
Tysons Corner, Virginia                                  October 1998            100%
Burbank, California (Hilton Hotel)                       January 1999         Managed
Washington, D.C. (Georgetown Inn)                        April 1999           Managed
Universal CityWalk, California                           May 1999                 50%
Skokie, Illinois (DoubleTree Hotel)                      September 2000      Licensed
San Francisco, California (Handlery Union Square Hotel)  February 2002        Managed
Houston, Texas (Westin Galleria)                         July 2002            Managed
El Segundo (South Bay), California                       January 2003           50.1%
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

     Grill locations opened in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:

                                                          Ownership
                                                         Interest or
     Location                                  Opened      Managed
     --------                               -------------  --------

     Beverly Hills, California              January 1984    100.00%
     San Jose, California (Fairmont Hotel)  May 1998         50.05%
     Chicago, Illinois (Westin Hotel)       June 2000        60.00%
     Hollywood, California                  November 2001    51.00%

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

EXECUTIVE OFFICERS

Our executive officers as of March 9, 2004, and their ages and current positions as of that date are as follows:

NAME               AGE                       POSITION
-----------------  ---  --------------------------------------------------

Robert Spivak       60  President and Chief Executive Officer
Michael Weinstock   61  Chairman of the Board and Executive Vice President
John Sola           51  Vice President - Operations and Development
Daryl Ansel         42  Chief Financial Officer

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

ITEM 6.  SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere herein. As discussed in Note 1 of the consolidated financial statements, the Company's consolidated financial statements have been restated from those originally issued to reflect the accounting for employee stock options using variable accounting treatment and other miscellaneous corrections. These adjustments are described in further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                            Fiscal Year Ended December
                                         ---------------------------------------------------------------
                                            1999         2000         2001         2002         2003
                                         -----------  -----------  -----------  -----------  -----------
                                                       Restated     Restated                  Restated
                                                       (In thousands except per share data)
Statement of Operations Data:
   Sales . . . . . . . . . . . . . .     $   38,432   $   44,598   $   44,529   $   41,286   $   45,427
   Management and license fees . . .            544        1,078          872        1,006        1,147
                                         -----------  -----------  -----------  -----------  -----------
   Total revenues. . . . . . . . . .         38,976       45,676       45,401       42,292       46,574
                                         -----------  -----------  -----------  -----------  -----------

Gross profit . . . . . . . . . . . .         28,090       32,674       32,985       30,858       33,831
Operating expenses:
   Restaurant operating expenses . .         23,426       27,226       27,263       25,678       28,150
   General and administration. . . .          3,296        3,313        3,530        3,568        3,815
   Depreciation and amortization . .          1,196        1,334        1,457        1,492        1,461
   Pre-opening costs . . . . . . . .             54          330          199           69          182
   Gain on sale of assets. . . . . .              -            -         (225)         (71)         (12)
   Unusual charges . . . . . . . . .              -           73            -            -            -
                                         -----------  -----------  -----------  -----------  -----------

Total. . . . . . . . . . . . . . . .         27,972       32,276       32,224       30,736       33,596
                                         -----------  -----------  -----------  -----------  -----------

Income from operations . . . . . . .            118          398          761          122          235
Interest expense, net. . . . . . . .           (376)        (478)        (394)        (214)        (194)
                                         -----------  -----------  -----------  -----------  -----------

Income (loss) before taxes, minority
   interest, equity in loss of joint
   venture . . . . . . . . . . . . .           (258)         (80)         367          (92)          41
Provision for income taxes . . . . .             (6)         (14)         (65)         (37)         (89)
Equity in loss of joint venture. . .            (74)          (9)          (9)         (23)         (19)
Minority interests . . . . . . . . .            (68)         102          211          285          317
                                         -----------  -----------  -----------  -----------  -----------

Net income (loss). . . . . . . . . .           (406)          (1)         504          133          250
                                         -----------  -----------  -----------  -----------  -----------

Preferred dividends accrued. . . . .            (50)         (50)         (50)         (50)         (50)
                                         -----------  -----------  -----------  -----------  -----------

Net income (loss) applicable to
   common stock. . . . . . . . . . .     $     (456)  $      (51)  $      454   $       83   $      200
                                         ===========  ===========  ===========  ===========  ===========

Net income (loss) per share applicable
      to common stock (1):
   Basic . . . . . . . . . . . . . .     $    (0.11)  $    (0.01)  $     0.10   $     0.02   $     0.04
                                         ===========  ===========  ===========  ===========  ===========
   Diluted . . . . . . . . . . . . .     $    (0.11)  $    (0.01)  $     0.09   $     0.02   $     0.04
                                         ===========  ===========  ===========  ===========  ===========

Weighted average shares outstanding
     Basic. . . . . . . . . . . . . .      4,003,738    4,104,360    4,776,741    5,537,071    5,537,071
                                         ===========  ===========  ===========  ===========  ===========
     Diluted. . . . . . . . . . . . .     4,003,738    4,104,360    4,866,449    5,551,751    5,640,842
                                         ===========  ===========  ===========  ===========  ===========

                                                   Fiscal Year Ended December
                                      ----------------------------------------------------
                                        1999       2000       2001      2002       2003
                                      --------  ----------  --------  --------  ----------
                                                 Restated                        Restated
                                               (In thousands except per share data)
Balance Sheet Data:
  Working deficit . . . . . . . . .   $(3,685)  $  (2,754)  $  (693)  $  (996)  $    (444)
  Total assets. . . . . . . . . . .    11,288      12,534    14,344    13,665      13,887
  Long-term debt, less
    current portion . . . . . . . .     2,033       2,866     1,534       976         606
  Stockholders' equity. . . . . . .     3,461       3,460     6,045     6,178       6,428

(1) All per share amounts and weighted average shares outstanding have been adjusted to reflect a 1-for-4 reverse stock split effective August 9, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 34 of this Form 10-K.

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

RESTATEMENT

The consolidated financial statements from which the selected financial data is derived have been restated from those originally issued by the Company to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections.

In 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this change in accounting increased stock compensation expense in fiscal years 2003 and 2000. Due to the movement in the Company's stock price, the accrual recorded in fiscal year 2000 was reversed in fiscal year 2001.

In addition to this change, the Company also recorded additional general and administrative expenses of $29,000 in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs, and reduced restaurant operating expenses by $20,000 in fiscal 2001 and increased restaurant operating expenses by $20,000 in fiscal 2000 to correctly state rent expense in the proper period. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003, to properly reflect the fair value of stock options issued in connection with severance agreements arranged in fiscal year1998.

The impact of this restatement is as follows:

                                                              Fiscal Year Ended December
                                 ----------------------------------------------------------------------------------------
                                     2000           2000           2001           2001           2003           2003
                                 -------------  -------------  -------------  -------------  -------------  -------------
                                 (As reported)  (As restated)  (As reported)  (As restated)  (As reported)  (As restated)
Statement of Operations Data:
-----------------------------

Restaurant operating expenses          27,201         27,226          27,288         27,263        28,095         28,150
General and administrative              3,303          3,313           3,540          3,530         3,673          3,815
Total operating expenses               32,241         32,276          32,359         32,224        33,399         33,596
Income from operations                    433            398             726            761           432            235
Income (loss) before provision
for income taxes, minority
interest, and equity in loss of
joint venture                             (45)           (80)            332            367           238             41
Minority interest in loss of
subsidiaries                                                                                          316            317
Net income                                 34             (1)            469            504           446            250
Net income applicable to
common stock                              (16)           (51)            419            454           396            200
Net income per share applicable
to common stock:
  Basic net income                       0.00          (0.01)           0.09           0.10          0.07           0.04
  Diluted net income                     0.00          (0.01)           0.09           0.09          0.07           0.04

Balance Sheet Data:
-------------------

Working deficit                        (2,719)        (2,754)                                        (247)          (444)
Stockholders' equity                    3,495          3,460                                        6,624          6,428

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from our Statements of Operations during 2001, 2002 and 2003:

                                     Fiscal Year Ended December
                                    ----------------------------
                                      2001      2002     2003
                                    ---------  ------  ---------
                                    Restated           Restated
Sales revenues                          98.1%   97.6%      97.5%
Management and licensing fees            1.9     2.4        2.5
                                    ---------  ------  ---------

Total revenues                         100.0   100.0      100.0
Cost of sales                           27.3    27.0       27.4
                                    ---------  ------  ---------

Gross profit                            72.7    73.0       72.6
                                    ---------  ------  ---------

Restaurant operating expense            60.0    60.7       60.4
General and administrative expense       7.8     8.5        8.2
Depreciation and amortization            3.2     3.5        3.1
Pre-opening costs                        0.5     0.2        0.4
Gain on sale of assets                  (0.5)   (0.2)      (0.0)
                                    ---------  ------  ---------

Total operating expenses                71.0    72.7       72.1
                                    ---------  ------  ---------

Operating income                         1.7     0.3        0.5
Interest expense, net                  ( 0.9)   (0.5)      (0.4)
                                    ---------  ------  ---------

Income (loss) before income tax          0.8    (0.2)       0.1
Provision for taxes                     (0.1)   (0.1)      (0.2)
Minority interest                        0.4     0.7        0.7
Equity in loss of joint venture          0.0    (0.1)       0.0
                                    ---------  ------  ---------

Net income                               1.1%    0.3%       0.5%
                                    =========  ======  =========

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

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 9.3% to $33.6 million in 2003 (representing 72.1% of revenues) from $30.7 million in 2002 (representing 72.7% of revenues).

     Restaurant operating expenses increased 9.6% to $28.2 million in 2003 from $25.7 million in 2002. As a percentage of revenues, restaurant operating expenses represented 60.4% in 2003 compared to 60.7% in 2002. The dollar increase in restaurant operating expenses followed the sales increase and was negatively impacted by increases in marketing, stock option compensation expense, workers' compensation and general insurance. The decrease in operating expenses as a percentage of revenues resulted from improved labor management.

     General and administrative expenses rose slightly to $3.8 million in 2003 compared to $3.6 million in 2002. General and administrative expenses represented 8.2% of revenues in 2003 as compared to 8.5% of revenues in 2002. While these expenses in total were nearly equal, there were increases in payroll and related benefits, stock option compensation expense, professional services and rent, partially offset by decreases in recruitment costs and office expenses. Depreciation and amortization expense was $1.5 million during 2003 and 2002.

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

     We reported net income of $250,000 in 2003 as compared to a net income of $133,000 for 2002.

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

     We account for our 50% interest in the Universal CityWalk Daily Grill using the equity method. As a result, our sales do not include sales from Universal CityWalk. Total revenues for the Universal CityWalk Daily Grill were
$2.1 million during 2002 as compared to $2.0 million during 2001.

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

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, general and administrative expense, depreciation and amortization, pre-opening costs, and unusual charges, decreased 4.6% to $30.7 million in 2002 (representing 72.7% of revenues) from $32.2 million in 2001 (representing 71.0% of sales).

     Restaurant operating expenses decreased 5.8% to $25.7 million in 2002 from $27.3 million in 2001. As a percentage of sales, restaurant operating expenses represented 60.7% in 2002 as compared to 60.0% in 2001. The dollar decrease in restaurant operating expenses followed the sales decrease for the Company offset by increases in minimum wages in California. The increase in operating expenses as a percentage of sales resulted from increased insurance costs and labor due to California minimum wage increases.

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

     We reported net income of $133,000 in 2002 as compared to a net income of $504,000 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

     CASH POSITION AND SHORT-TERM LIQUIDITY. At December 28, 2003, we had a working capital deficit of $0.4 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.0 million and a cash balance of $1.3 million at December 29, 2002. In 2003 we generated cash from operations ($1.2 million), received tenant improvement allowances ($1.1 million), purchased fixed assets ($1.7 million) and repaid debt ($0.6 million). During 2002 we used cash to purchase fixed assets for the South Bay Daily Grill ($0.7 million), remodel the Newport Beach Daily Grill ($0.4 million), repay debt ($0.5 million) and make advances to managed restaurants ($0.4 million) that opened in San Francisco and Houston. We have generated modest net income in each of the last three fiscal years and have generated positive operating cash flows in each of the last six years.

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

     The following table details our contractual obligations as of December 28, 2003:

                                               Payments due by period
                             ----------------------------------------------------------------
                                Total        2004     2005 - 2006   2007 - 2008   Thereafter
Long-term debt               $ 1,129,000  $  523,000  $    300,000  $    142,000  $   164,000
Capital lease obligations              -           -             -             -            -
Operating lease commitments   18,510,000   2,845,000     4,848,000     3,877,000    6,940,000
Other contractual purchase
  Obligations                          -           -             -             -            -
Other long-term liabilities            -           -             -             -            -
                             -----------  ----------  ------------  ------------  -----------
     Total                   $19,639,000  $3,368,000  $  5,148,000  $  4,019,000  $ 7,104,000
                             -----------  ----------  ------------  ------------  -----------

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
                                                          ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members      $        0
                                                          ===========
                                             Company      $        0
                                                          ===========
Preferred Return rate:                       Members              10%
                                             Company              10%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members      $        0
                                                          ===========
                                             Company      $        0
                                                          ===========
Management Fee:                              Company               5%



Principal Distribution Provisions:

              Order of Distributions                    ALLOCATION
     ----------------------------------------  ----------------------------

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
                                                          ===========

Distributions of capital and note
repayments during the year ended
December 28, 2003:                           Members (b)  $  220,000
                                                          ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members      $  944,000
                                                          ===========
Preferred Return rate:                       Members               8%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members      $        0
                                                          ===========
Management Fee:                              Company               5%


Principal Distribution Provisions:

          Order of Distributions         Allocation
     --------------------------------  ---------------

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
                                                      ===========

Distributions of capital during nine months
ended December 28, 2003:                     Members  $        0
                                                      ===========
                                             Company  $        0
                                                      ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members  $1,200,000
                                                      ===========
                                             Company  $  250,000
                                                      ===========
                                             Members          12%
Preferred Return rate:                       Company          12%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members  $        0
                                                      ===========
                                             Company  $   65,000
                                                      ===========
Management Fee:                              Company           5%

Principal Distribution Provisions:

     Order of Distributions                        Allocation
     -------------------------------------  ------------------------
  1  Until Return of Members Capital and    10% to Company (Manager)
     Preferred Return                       90% to Members

  2  Until Return of Company's Capital and  90% to Company (Manager)
     Preferred Return                       10% to Members

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
                                                                  ===========

Distributions of capital during nine months
ended December 28, 2003:                     Members              $        0
                                                                  ===========
                                             Company              $        0
                                                                  ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members              $1,000,000
                                                                  ===========
                                             Company              $  350,000
                                                                  ===========
                                                                          10%
Preferred Return rate:                       Members Company (c)          10%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members              $  100,000
                                                                  ===========
                                             Company              $   35,000
                                                                  ===========
Management Fee:                              Company                       5%

Principal Distribution Provisions:

     Order of Distributions                           Allocation
     -------------------------------------  -------------------------------
  1  Until payment in full of all deferred  100% to Company (Manager)
     management fees

  2  Until Return of Any Additional         Ratably to Company and Members
     Contributions and Preferred Returns
     Thereon

  3  Until $300,000 is paid                 33.3% to Company
                                            66.7% to Members

  4  Until Return of Members accrued and    10% to Company
     unpaid preferred returns               90% to Members

  5  Until Members Capital Contribution     10% to Company
     Returned                               90% to Members

  6  Until Return of Company's Preferred    90% to Company
     Return                                 10% to Members

  7  Until Return of Company's Capital      90% to Company
     Contribution                           10% to Members
     Thereafter

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

     In May 2003, SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", was issued. This Statement establishes standards for how an issuer classifies and measurers certain financial instruments with characteristics of both liabilities and equity. FASB Staff Position No. FAS 150-3, "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued on November 7, 2003. The FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company's financial results of operations and financial position. The adoption of those provisions effective in 2004 is not expected to have a significant impact on the Company's financial results of opertions and financial position.

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

     An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to filing our original report, and in connection with the review of our financial statements for the first quarter of 2004, our independent accountants, PricewaterhouseCoopers LLP, reported to management and the Audit Committee that our stock options plans which had been accounted for using fixed accounting should have been accounted for using variable accounting. PricewaterhouseCoopers LLP also advised management and the Audit Committee that it considered this situation to be a material weakness. In response to the report of our independent accountants, and after re-evaluation of our stock option accounting practices, our management determined to restate our consolidated financial statements as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003, to recognize compensation expense arising from the application of variable accounting to our existing stock option plans. During the restatement process, we also elected to make other miscellaneous corrections which were previously identified but passed upon due to their immaterial impact on our consolidated financial statements.

     In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures over the selection and application of accounting principles, in particular stock option accounting under APB 25 and SFAS 123. During the second quarter of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our grant agreements in relation to the option plan agreement, consulting with our independent accountants, increasing emphasis on continuing education for our accounting personnel and increasing emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to stock options. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

3.4 Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (20)
3.5       Bylaws, as amended, of Grill Concepts, Inc. (1)
3.6 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)
4.1       Certificate of Designation fixing terms of Series II Preferred Stock
          (8)
4.2       Specimen Common Stock Certificate (1)
4.3       Form of Offshore Warrant (3)
4.4       Form of $8.00 Warrant (8)
4.5       Form of $12.00 Warrant (8)
10.1      Form of Franchise Agreement (1)
10.2 Lease Agreement between Uno Concepts of Cherry Hill, Inc. and Denbob Corp. dated June 29, 1989 for premises in Cherry Hill, New Jersey (1)
+10.3     Grill Concepts, Inc. 1995 Stock Option Plan (6)
+10.4     Employment Agreement, dated January 1, 2001, with Robert Spivak (18)
10.5      Operating Agreement for San Jose Grill LLC, dated June 1997 (9)
10.6 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (9)
10.7      Subordinate Note, dated December 1997, relating to San Jose Grill LLC
          (9)
10.8      Management Agreement re: San Jose City Bar & Grill (10)
10.9 Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (11)
10.10 License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C. (11)
10.11 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (11)
10.12 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (11)
10.13 Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (12)
10.14     Addendum to Management Agreement re: San Jose City Bar & Grill (12)
+10.15 Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan, as amended February 27, 2001 (14)
10.16     Bank of America Business Loan Agreement (15)
10.17     Peter Roussak Warrant dated November 1999 (15)
10.18     Chicago - Grill on the Alley Warrant (15)
10.19     Chicago - Grill on the Alley First Extension Warrant (15)
10.20     Chicago - Grill on the Alley Second Extension Warrant (15)
10.21     Guaranty - Michigan Avenue Group Note (15)
10.22     Operating Agreement for Chicago - The Grill on the Alley LLC (15)
10.23     Letter Agreement dated July 19, 2000 with Wells Fargo Bank (16)
10.24     Indemnification Agreement between Grill Concepts, Inc., Lewis N.
          Wolff and the Lewis N. Wolff Revocable Trust of 1993 and Michael S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust (16)
10.25     Form of Letter Agreement regarding Loan Facility (16)
10.26     Form of four year 9% Promissory Note (16)
10.27     Form of Warrant issued in connection with Promissory Notes (16)
10.28 Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff (16)
10.29     Form of Warrant issued in connection with Loan Guaranty (16)
10.30     Michael Grayson Warrant (17)
10.31 Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (17)
10.32 Asset Purchase Agreement, dated October 18, 2000 re: South Plainfield Pizzeria Uno (17)
10.33 Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
10.34     Development Agreement by and between Grill Concepts, Inc. and
          Starwood Hotels & Resorts Worldwide, Inc. (19)
10.35 Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (19)
10.36 Stockholders' Agreement by and between Grill Concepts, Inc., Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of 1993. (18)

10.37     Form of $2.00 Warrant. (19)
10.38 Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001 (20)
10.39     Amendment to San Jose City Bar and Grill Agreement (21)
14.1      Code of Business Ethics - CEO and Senior Financial Officers (22)
14.2      Code of Ethics (22)
21.1      Subsidiaries of Registrant (22)
23.1*     Consent of PricewaterhouseCoopers LLP
31.1*     Section 302 Certification of CEO
31.2*     Section 302 Certification of CFO
32.1* Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2* Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

                                       By:  /s/  Robert Spivak
                                            Robert Spivak
                                            President

Dated: March 25, 2004

Grill Concepts, Inc. and Subsidiaries
                                                                     Schedule II

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                        Balance at    Additions                Balance
                         Beginning   Charged to       Net       At End
                          Of Year    Operations   Deductions   Of Year
Allowance for
     Doubtful Accounts
Year Ended
     December 30, 2001  $         -  $         -  $         -  $      -
     December 29, 2002  $         -  $    46,000  $         -  $ 46,000
     December 28, 2003  $    46,000  $    29,000  $    62,000  $ 13,000

                         GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                  PAGE
                                                                                  ----

REPORT OF INDEPENDENT AUDITORS                                                    F-2

CONSOLIDATED BALANCE SHEETS
  AS OF DECEMBER 28, 2003 (RESTATED) AND DECEMBER 29, 2002 (RESTATED)             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
  FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002             F-4
  AND DECEMBER 30, 2001 (RESTATED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
  FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002 (RESTATED)  F-5
  AND DECEMBER 30, 2001 (RESTATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
  FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002             F-6
  AND DECEMBER 30, 2001 (RESTATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                        F-7

                         REPORT OF INDEPENDENT AUDITORS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Grill Concepts, Inc.

In our opinion, the consolidated financial statements referred to under Item 15(a)(1) and listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
March 11, 2004, except for the restatement as described in Note 1 which is as of May 14, 2004
Los Angeles, CA

                                       GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 28,    DECEMBER 29,
                                                                                        2003.           2002.
                                                                                    --------------  --------------
                                                                                       RESTATED        RESTATED
ASSETS

CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                         $   1,473,000   $   1,275,000
  INVENTORIES                                                                             570,000         469,000
  RECEIVABLES, NET OF RESERVE ($13,000 AND $46,000 IN 2003 AND 2002, RESPECTIVELY)        741,000         549,000
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                               608,000         527,000
                                                                                    --------------  --------------
      TOTAL CURRENT ASSETS                                                              3,392,000       2,820,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                              9,020,000       8,768,000

GOODWILL                                                                                  205,000         205,000
LIQUOR LICENSES                                                                           330,000         332,000
RESTRICTED CASH                                                                            72,000         616,000
ADVANCES TO MANAGED OUTLETS                                                               331,000         351,000
NOTE RECEIVABLE                                                                           111,000         121,000
OTHER ASSETS                                                                              426,000         452,000
                                                                                    --------------  --------------
      TOTAL ASSETS                                                                  $  13,887,000   $  13,665,000
                                                                                    ==============  ==============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                  $     998,000   $     978,000
  ACCRUED EXPENSES                                                                      2,315,000       2,129,000
  CURRENT PORTION OF LONG-TERM DEBT                                                       254,000         403,000
  CURRENT PORTION NOTES PAYABLE - RELATED PARTIES                                         269,000         306,000
                                                                                    --------------  --------------
      TOTAL CURRENT LIABILITIES                                                         3,836,000       3,816,000

LONG-TERM DEBT                                                                            283,000         538,000
NOTES PAYABLE - RELATED PARTIES                                                           323,000         438,000
OTHER LONG-TERM LIABILITIES                                                             1,496,000         325,000
                                                                                    --------------  --------------

      TOTAL LIABILITIES                                                                 5,938,000       5,117,000
                                                                                    --------------  --------------

MINORITY INTEREST                                                                       1,521,000       2,370,000

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY:
  SERIES I, CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; 1,000,000 SHARES
      AUTHORIZED, NONE ISSUED AND OUTSTANDING IN 2003 AND 2002                                  -               -
  SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE; 1,000,000 SHARES
      AUTHORIZED, 500 SHARES ISSUED AND OUTSTANDING IN 2003 AND 2002, LIQUIDATION
      PREFERENCE OF $326,000 AND $276,000 IN 2003 AND 2002, RESPECTIVELY                        -               -
  COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED IN 2003 AND
      2002, 5,537,071 ISSUED AND OUTSTANDING IN 2003 AND 2002                                   -               -
  ADDITIONAL PAID-IN CAPITAL                                                           13,207,000      13,207,000
  ACCUMULATED DEFICIT                                                                  (6,779,000)     (7,029,000)
                                                                                    --------------  --------------
      TOTAL STOCKHOLDERS' EQUITY                                                        6,428,000       6,178,000
                                                                                    --------------  --------------

      TOTAL LIABILITIES, MINORITY INTEREST  AND STOCKHOLDERS' EQUITY                $  13,887,000   $  13,665,000
                                                                                    ==============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                       2003.           2002.           2001.
                                                                   --------------  --------------  --------------
                                                                      RESTATED                        RESTATED
REVENUES:
  SALES                                                            $  45,427,000   $  41,286,000   $  44,529,000
  MANAGEMENT AND LICENSE FEES                                          1,147,000       1,006,000         872,000
                                                                   --------------  --------------  --------------
      TOTAL REVENUES                                                  46,574,000      42,292,000      45,401,000
  COST OF SALES (EXCLUSIVE OF DEPRECIATION, PRESENTED SEPARATELY
  BELOW)                                                              12,743,000      11,434,000      12,416,000
                                                                   --------------  --------------  --------------

      GROSS PROFIT                                                    33,831,000      30,858,000      32,985,000
                                                                   --------------  --------------  --------------

OPERATING EXPENSES:
  RESTAURANT OPERATING EXPENSES                                       28,150,000      25,678,000      27,263,000
  GENERAL AND ADMINISTRATIVE                                           3,815,000       3,568,000       3,530,000
  DEPRECIATION AND AMORTIZATION                                        1,461,000       1,492,000       1,457,000
  PRE-OPENING COSTS                                                      182,000          69,000         199,000
  GAIN ON SALE OF ASSETS                                                 (12,000)        (71,000)       (225,000)
                                                                   --------------  --------------  --------------
      TOTAL OPERATING EXPENSES                                        33,596,000      30,736,000      32,224,000
                                                                   --------------  --------------  --------------
      INCOME FROM OPERATIONS                                             235,000         122,000         761,000
INTEREST EXPENSE, NET                                                   (138,000)       (150,000)       (182,000)
INTEREST EXPENSE - RELATED PARTIES                                       (56,000)        (64,000)       (212,000)
                                                                   --------------  --------------  --------------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES, MINORITY
  INTEREST, AND EQUITY IN LOSS OF JOINT VENTURE                           41,000         (92,000)        367,000
PROVISION FOR INCOME TAXES                                               (89,000)        (37,000)        (65,000)
                                                                   --------------  --------------  --------------

INCOME (LOSS) BEFORE MINORITY INTEREST AND EQUITY IN LOSS OF
  JOINT VENTURE                                                          (48,000)       (129,000)        302,000
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                317,000         285,000         211,000
EQUITY IN LOSS OF JOINT VENTURE                                          (19,000)        (23,000)         (9,000)
                                                                   --------------  --------------  --------------

      NET INCOME                                                         250,000         133,000         504,000

  PREFERRED DIVIDENDS ACCRUED                                            (50,000)        (50,000)        (50,000)
                                                                   --------------  --------------  --------------

NET INCOME APPLICABLE TO COMMON STOCK                              $     200,000   $      83,000   $     454,000
                                                                   ==============  ==============  ==============

NET INCOME PER SHARE APPLICABLE TO COMMON STOCK:
     BASIC NET INCOME                                              $        0.04   $        0.02   $        0.10
                                                                   ==============  ==============  ==============
     DILUTED NET INCOME                                            $        0.04   $        0.02   $        0.09
                                                                   ==============  ==============  ==============
AVERAGE-WEIGHTED SHARES OUTSTANDING:
     BASIC                                                             5,537,071       5,537,071       4,776,741
                                                                   ==============  ==============  ==============
     DILUTED                                                           5,640,842       5,551,751       4,866,449
                                                                   ==============  ==============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.

                                            GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            SERIES I PREFERRED STOCK     SERIES II PREFERRED STOCK         COMMON STOCK

                                              SHARES        AMOUNT.        SHARES        AMOUNT.         SHARES     AMOUNT.
                                           ------------  -------------  ------------  --------------  ------------  --------

BALANCE, DECEMBER 31, 2000 - RESTATED                 -  $           -           500  $            -     4,203,738  $      -

    ISSUANCE OF COMMON STOCK AND WARRANTS             -              -             -               -     1,333,333         -

    NET INCOME - RESTATED                             -              -             -               -             -         -
                                           ------------  -------------  ------------  --------------  ------------  --------

BALANCE, DECEMBER 30, 2001 - RESTATED                 -              -           500               -     5,537,071         -

    NET INCOME                                        -              -             -               -             -         -
                                           ------------  -------------  ------------  --------------  ------------  --------

BALANCE, DECEMBER 29, 2002 - RESTATED                 -              -           500               -     5,537,071         -

    NET INCOME - RESTATED                             -              -             -               -             -         -
                                           ------------  -------------  ------------  --------------  ------------  --------

BALANCE, DECEMBER 28, 2003 - RESTATED                 -  $           -           500  $            -     5,537,071  $      -
                                           ============  =============  ============  ==============  ============  ========


                                           ADDITIONAL
                                             PAID-IN     ACCUMULATED
                                            CAPITAL.      DEFICIT.       TOTAL
                                           -----------  -------------  ----------

BALANCE, DECEMBER 31, 2000 - RESTATED      $11,126,000  $ (7,666,000)  $3,460,000

    ISSUANCE OF COMMON STOCK AND WARRANTS    2,081,000             -    2,081,000

    NET INCOME - RESTATED                            -       504,000      504,000
                                           -----------  -------------  ----------

BALANCE, DECEMBER 30, 2001 - RESTATED       13,207,000    (7,162,000)   6,045,000

    NET INCOME                                       -       133,000      133,000
                                           -----------  -------------  ----------

BALANCE, DECEMBER 29, 2002 - RESTATED       13,207,000    (7,029,000)   6,178,000

    NET INCOME - RESTATED                            -       250,000      250,000
                                           -----------  -------------  ----------

BALANCE, DECEMBER 28, 2003 - RESTATED      $13,207,000  $ (6,779,000)  $6,428,000
                                           ===========  =============  ==========


    The accompanying notes are an integral part of these consolidated financial statements.

                                          GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                           DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                               2003           2002.            2001
                                                                          --------------  --------------  --------------
                                                                             RESTATED                        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME                                                              $     250,000   $     133,000   $     504,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
        DEPRECIATION AND AMORTIZATION                                         1,461,000       1,492,000       1,457,000
        STOCK BASED COMPENSATION EXPENSE (INCOME)                               168,000               -         (15,000)
        GAIN ON SALE OF ASSETS                                                  (12,000)        (71,000)       (225,000)
        MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                          (317,000)       (285,000)       (211,000)
        EQUITY IN LOSS OF JOINT VENTURE                                          19,000          23,000           9,000
        CHANGES IN OPERATING ASSETS AND LIABILITIES:
          INVENTORIES                                                          (101,000)        121,000         (49,000)
          RECEIVABLES                                                          (192,000)         53,000          (1,000)
          PREPAID EXPENSES AND OTHER CURRENT ASSETS                             (96,000)         33,000        (303,000)
          OTHER ASSETS                                                           15,000          78,000         (56,000)
          ACCOUNTS PAYABLE                                                       20,000        (201,000)       (241,000)
          ACCRUED EXPENSES                                                      (68,000)       (367,000)        488,000
          OTHER LONG-TERM LIABILITIES                                            38,000          (6,000)         39,000
                                                                          --------------  --------------  --------------

              NET CASH PROVIDED BY OPERATING ACTIVITIES                       1,185,000       1,003,000       1,396,000
                                                                          --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, EQUIPMENT AND IMPROVEMENTS                          (1,656,000)     (1,335,000)     (1,423,000)
  CHANGE IN RESTRICTED CASH FOR DAILY GRILL AT CONTINENTAL PARK, LLC            544,000        (616,000)              -
  PROCEEDS FROM SALE OF FIXED ASSETS                                             26,000         175,000         655,000
  ADVANCE TO (REPAYMENTS FROM) MANAGED OUTLETS                                   20,000        (351,000)              -
  PURCHASE OF LIQUOR LICENSES                                                   (12,000)              -         (31,000)
  ADDITIONAL INVESTMENT IN CITYWALK                                             (50,000)        (47,000)              -
                                                                          --------------  --------------  --------------
            NET CASH USED IN INVESTING ACTIVITIES                            (1,128,000)     (2,174,000)       (799,000)
                                                                          --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  TENANT IMPROVEMENT ALLOWANCES                                               1,133,000               -               -
  RETURN OF CAPITAL, PREFERRED RETURN AND PROFIT TO MINORITY  MEMBER ON
  SAN JOSE GRILL LLC                                                           (275,000)       (167,000)        (90,000)
  PROCEEDS FROM MINORITY MEMBER'S INVESTMENT IN  LLCS                                 -       1,000,000       1,200,000
  RETURN OF CAPITAL AND PREFERRED RETURN TO MINORITY MEMBER ON
  CHICAGO - THE GRILL ON THE ALLEY, LLC                                        (176,000)       (176,000)       (191,000)
  NOTE RECEIVABLE COLLECTIONS                                                    15,000               -               -
  PAYMENTS ON LONG TERM DEBT AND BANK LOANS                                    (404,000)       (371,000)     (1,562,000)
  PAYMENTS ON RELATED PARTY DEBT                                               (152,000)       (140,000)       (138,000)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                              -               -       1,861,000
                                                                          --------------  --------------  --------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                           141,000         146,000       1,080,000
                                                                          --------------  --------------  --------------

            NET INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                       198,000      (1,025,000)      1,677,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,275,000       2,300,000         623,000
                                                                          --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   1,473,000   $   1,275,000   $   2,300,000
                                                                          ==============  ==============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  CASH PAID DURING THE YEAR FOR:
      INTEREST                                                            $     186,000   $     240,000   $     391,000
      INCOME TAXES                                                        $     175,000   $     100,000   $      28,000
    NON-CASH TRANSACTIONS:
      NOTE RECEIVABLE FROM SALE OF ASSETS                                 $           -   $     117,000               -


    The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AN SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     RESTATEMENT

     The accompanying consolidated financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003 have been restated from those originally issued by the Company to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections.

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

     In addition to this change, the Company also recorded additional general and administrative expenses of $29,000 in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs, and reduced restaurant operating expenses by $20,000 in fiscal 2001 to correctly state rent expense which should have been recognized in fiscal year 2000. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1999 through 2003, to properly reflect the fair value of stock options issued in connection with severance agreements arranged in fiscal year 1998.

                      GRILL CONCEPTS, INC. AN SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION - RESTATEMENT
     (CONTINUED)

     These revisions impacted the balance sheets as of December 28, 2003 and December 29, 2002, the statements of operations for the years ended December 28, 2003 and December 30, 2001, the statements of stockholders' equity for each of the years in the three year period ended December 28, 2003 and the statements of cash flows for the years ended December 28, 2003 and December 30, 2001. Quarterly data for the year ended December 28, 2003 included in Note 12 have also been restated.

     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

                                    GRILL CONCEPTS, INC. AN SUBSIDIARIES
                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheet
-------------                                December 28,    December 28,   December 29,   December 29,
                                                 2003            2003           2002           2002
                                            --------------  --------------  -------------  -------------
                                            (As reported)   (As restated)   (As reported)  (As restated)

Accrued expenses                            $   2,118,000   $   2,315,000
Total current liabilities                       3,639,000       3,836,000
Total liabilities                               5,741,000       5,938,000
Minority interest                               1,522,000       1,521,000
Additional paid-in capital                     13,152,000      13,207,000     13,152,000     13,207,000
Accumulated deficit                            (6,528,000)     (6,779,000)    (6,974,000)    (7,029,000)
Total stockholders equity                       6,624,000       6,428,000

Income Statement
----------------                             Year ended      Year ended      Year ended      Year ended
                                             December 28,    December 28,    December 30,    December 30,
                                                 2003            2003           2001           2001
                                            --------------  --------------  -------------  -------------
                                            (As reported)   (As restated)   (As reported)  (As restated)

Restaurant operating expenses                  28,095,000      28,150,000     27,288,000     27,263,000
General and administrative                      3,673,000       3,815,000      3,540,000      3,530,000
Total operating expenses                       33,399,000      33,596,000     32,259,000     32,224,000
Income from operations                            432,000         235,000        726,000        761,000
Income (loss) before provision for
income taxes, minority interest, and
equity in loss of joint venture                   238,000          41,000        332,000        367,000
Income (loss) before minority interest
and equity in loss of joint venture               149,000         (48,000)       267,000        302,000
Minority interest in loss of subsidiaries         316,000         317,000
Net income                                        446,000         250,000        469,000        504,000
Net income applicable to common
stock                                             396,000         200,000        419,000        454,000
Net income per share applicable to
common stock:
  Basic net income                                   0.07            0.04           0.09           0.10
  Diluted net income                                 0.07            0.04           0.09           0.09

Statement of Stockholders' Equity
---------------------------------
                                              (As reported)   (As restated)
December 31, 2000
    Additional paid-in capital                 11,071,000      11,126,000
    Accumulated Deficit                        (7,576,000)     (7,666,000)
    Total stockholders' equity                  3,495,000       3,460,000
December 31, 2001
    Additional paid-in capital                 13,152,000      13,207,000
    Accumulated Deficit                        (7,107,000)     (7,162,000)
    Net income                                    469,000         504,000
December 31, 2002
    Additional paid-in capital                 13,152,000      13,207,000
    Accumulated Deficit                        (6,974,000)     (7,029,000)
December 31, 2003
    Additional paid-in capital                 13,152,000      13,207,000
    Accumulated Deficit                        (6,528,000)     (6,779,000)
    Net income                                    446,000         250,000
    Total stockholders' equity                  6,624,000       6,428,000

Statement of Cash Flows
-----------------------                      Year ended       Year ended     Year ended      Year ended
                                             December 28,     December 28,   December 30,   December 30,
                                                 2003            2003           2001           2001
                                            --------------  --------------  -------------  -------------
                                            (As reported)   (As restated)   (As reported)  (As restated)

Net income                                        446,000         250,000        469,000        504,000
Stock based compensation (income)                       -         168,000              -        (15,000)
Minority interest in loss of subsidiaries        (316,000)       (317,000)
Accrued expenses                                  (97,000)        (68,000)       508,000        488,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     LIQUIDITY

     At December 28, 2003, the Company had a working capital deficit of $0.4 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.0 million and a cash balance of $1.3 million at December 29, 2002. The increase in the Company's cash was primarily attributable to cash provided by operations ($1.2 million), tenant improvement allowances ($1.1 million), partially offset by purchases of fixed assets ($1.7 million) and repayment of debt ($0.6 million). The Company has generated modest net income in each of the last four fiscal years and has generated positive operating cash flows in each of the last six years.

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

     In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the proposed new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The proposed facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The proposed credit facility is subject to execution of definitive loan documents that, as of March 24, 2004, have been drafted by the bank but have not yet been signed.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2003, 2002 and 2001 would have been as follows:

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                            2003        2002        2001
                                         ----------  ----------  ----------
                                          Restated
     Net income, as reported             $ 250,000   $ 133,000   $ 504,000
     Add: Stock compensation expense       168,000           -     (15,000)
     (income) recorded
     Deduct: Stock compensation           (163,000)   (185,000)   (170,000)
     expense under fair value method
     Net income (loss), pro forma        $ 255,000   $ (52,000)  $ 319,000
     Net income per share, as reported:
         Basic                           $    0.04   $    0.02   $    0.10
         Diluted                         $    0.04   $    0.02   $    0.09
     Net income (loss) per share, pro
     forma:
         Basic                           $    0.04   $   (0.02)  $    0.06
         Diluted                         $    0.04   $   (0.02)  $    0.06

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - NET INCOME PER SHARE
     (CONTINUED)

                                              2003                   2002                   2001
                                     ---------------------  ---------------------  ---------------------
                                      Earnings    Shares     Earnings    Shares     Earnings    Shares
                                      Restated
     Net income                      $ 250,000              $ 133,000              $ 504,000
     Less: preferred stock dividend    (50,000)               (50,000)               (50,000)
                                     ----------             ----------             ----------

     Earnings available to
     common stockholders               200,000   5,537,071     83,000   5,537,071    454,000   4,776,741
     Dilutive securities:
        Dilutive stock options                      47,565                      -                 20,450
        Warrants                             -      56,206          -      14,680          -      69,258
                                     ----------  ---------  ----------  ---------  ----------  ---------
     Diluted earnings available
     to common stockholders          $ 200,000   5,640,842  $  83,000   5,551,751  $ 454,000   4,866,449
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

     The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or the Company during the year ended December 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at December 28, 2003, (4) the Preferred Return rate to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at December 28, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions. In each of the tables, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                                                ===========

       Unreturned Initial Capital Contributions
       at December 28, 2003:                                       Members      $        0
                                                                                ===========
                                                                   Company      $        0
                                                                                ===========

       Preferred Return rate:                                      Members              10%
                                                                   Company              10%

       Accrued but unpaid Preferred Returns at December 28, 2003:  Members      $        0
                                                                                ===========
                                                                   Company      $        0
                                                                                ===========
       Management Fee:                                             Company               5%



                  Order of Distributions               ALLOCATION
            --------------------------------  ----------------------------
         1  Until Return of Initial Capital   10% to Company (Manager)
                                              50.05% of 90% to Company
                                              49.95% of 90% to Members

         2  Until Return of Preferred Return  50.05% to Company
                                              49.95% to Members

         3  Until Return of Additional        50.05% to Company
            Contributions                     49.95% to Members

            Thereafter:

         4  Balance of distributable cash     16.67% to Company (Manager)
                                              50.05% of 83.33% to Company
                                              49.95% of 83.33% to Members

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
                                                       ===========

       Distributions of capital and note
       repayments during the year ended
       December 28, 2003:                 Members (b)  $  220,000

                                                       ===========
       Unreturned Initial Capital
       Contributions at December 28,
       2003:                              Members      $  944,000
                                                       ===========
       Preferred Return rate:             Members               8%

       Accrued but unpaid Preferred
       Returns at December 28, 2003:      Members      $        0
                                                       ===========

       Management Fee:                    Company               5%

     Principal Distribution Provisions:

            Order of Distributions              Allocation
            --------------------------------  ---------------
         1  Until Return of Members Capital   100% to Members

         2  Until Return of Preferred Return  100% to Members

            Thereafter:

         3  Balance of distributable cash      60% to Company
                                               40% to Members

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     THE GRILL ON HOLLYWOOD LLC

       Initial Capital Contribution:         Members  $1,200,000
                                                      ===========
                                             Company  $  250,000
                                                      ===========

       Distributions of capital during nine
       months ended December 28, 2003:       Members  $        0
                                                      ===========
                                             Company  $        0
                                                      ===========

       Unreturned Initial Capital
       Contributions at December 28,
       2003:                                 Members  $1,200,000
                                                      ===========
                                             Company  $  250,000
                                                      ===========

       Preferred Return rate:                Members          12%
                                             Company          12%
       Accrued but unpaid Preferred
       Returns at December 28, 2003:         Members  $        0
                                                      ===========
                                             Company  $   65,000
                                                      ===========

       Management Fee:                       Company           5%



     Principal Distribution Provisions:

                  Order of Distributions              Allocation
            ---------------------------------  ------------------------
         1  Until Return of Members Capital    10% to Company (Manager)
            and Preferred Return               90% to Members

         2  Until Return of Company's Capital  90% to Company (Manager)
            and Preferred Return               10% to Members

            Thereafter:

         3  Balance of distributable cash      51% to Company
                                               49% to Members

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

       Initial Capital Contribution:         Members              $1,000,000
                                                                  ===========
                                             Company              $  350,000
                                                                  ===========

       Distributions of capital during nine
       months ended December 28, 2003:       Members              $        0
                                                                  ===========
                                             Company              $        0
                                                                  ===========

       Unreturned Initial Capital
       Contributions at December 28,
       2003:                                 Members              $1,000,000
                                                                  ===========
                                             Company              $  350,000
                                                                  ===========

       Preferred Return rate:                Members                      10%
                                             Company (c)                  10%

       Accrued but unpaid Preferred
       Returns at December 28, 2003:         Members              $  100,000
                                                                  ===========
                                             Company              $   35,000
                                                                  ===========

       Management Fee:                       Company                       5%

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Order of Distributions                 Allocation
            -------------------------------------  -------------------------
         1  Until payment in full of all deferred  100% to Company (Manager)
            management fees

         2  Until Return of Any Additional         Ratably to Company and
            Contributions and Preferred            Members
            Returns thereon

         3  Until $300,000 is paid                 33.3% to Company
                                                   66.7% to Members

         4  Until Return of Members accrued        10% to Company
            and unpaid preferred returns           90% to Members

         5  Until Members Capital                  10% to Company
            Contribution Returned                  90% to Members

         6  Until Return of Company's              90% to Company
            Preferred Return                       10% to Members

         7  Until Return of Company's Capital      90% to Company
            Contribution                           10% to Members

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

     Furniture, equipment and improvements at December 28, 2003 and December 29, 2002 consisted of:

                                                    2003           2002
                                                -------------  ------------

     Furniture, fixtures and equipment           $  8,053,000   $ 7,591,000
     Leasehold improvements                        11,073,000     9,933,000
     Motor vehicle                                     23,000        23,000
     Expendables                                      389,000       335,000
                                                 -------------  ------------

     Furniture, equipment and improvements         19,538,000    17,882,000

     Less, Accumulated depreciation               (10,518,000)   (9,114,000)
                                                 -------------  ------------

     Furniture, equipment and improvements, net  $  9,020,000   $ 8,768,000
                                                 =============  ============

4.   ACCRUED EXPENSES

     Accrued Expenses at December 28, 2003 and December 29, 2002 consist of the following:

                                 2003        2002
                              ----------  ----------
                               Restated
     Accrued payroll           $  718,000  $  598,000
     Accrued sales tax            266,000     257,000
     Stock based compensation     168,000           -
     Accrued vacation             391,000     403,000
     Accrued audit fees           137,000     120,000
     Accrued rent                  93,000     120,000
     Other                        542,000     631,000
                               ----------  ----------
     Total                     $2,315,000  $2,129,000
                               ==========  ==========

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEBT (CONTINUED)

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
                                                                       ========  ========

     Principal maturities of long-term debt are as follows:

     Year Ending December
     --------------------
         2004               $254,000
         2005                172,000
         2006                 20,000
         2007                  8,000
         2008                  9,000
         Thereafter           74,000
                            --------

             Total          $537,000
                            ========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES

     Debts with related parties at December 28, 2003 and December 29, 2002 consisted of:

                                                                         2003      2002
                                                                       --------  --------
     Uncollateralized note payable to officer/Board member/major shareholder, with interest payable at a rate of 10% per annum.
     The note payable and interest is due on June 30, 2004.            $ 70,000  $ 70,000

     Uncollateralized subordinated note payable to officer/Board member/major shareholder, with interest payable at a rate of
     7.0% per annum.  The note payable and interest is due on June
     30, 2004.                                                           85,000    85,000

     Note payable to a member of the Board of Directors, payable monthly, $9,954, including interest at 9.0%, due August 1,
     2004.                                                               67,000   175,000

     Collateralized subordinated note payable to a member of
     Chicago - The Grill on the Alley LLC.  Conversion of the note is at the option of the member.  The original principal amount of the note was $1,699,000.  However, in February 1999, the
     member converted $1,190,000 of the note to equity. The note bears monthly payments of $6,292, including interest at 8% per annum.  The note will mature on October 1, 2009.  The
     Company guaranteed repayment of the loan to Chicago - The
     Grill on the Alley, LLC and issued 203,645 warrants to acquire
     common stock at $7.00 per share.                                   370,000   414,000
                                                                       --------  --------
                                                                        592,000   744,000

     Less, Current portion of notes payable - related parties           269,000   306,000
                                                                       --------  --------

                  Long-term portion                                    $323,000  $438,000
                                                                       ========  ========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES (CONTINUED)

     Principal maturities of debts with related parties are as follows:

     Year Ending December,
     ---------------------
                 2004                      $269,000
                 2005                        52,000
                 2006                        56,000
                 2007                        60,000
                 2008                        65,000
                 Thereafter                  90,000
                                           --------
                 Total                     $592,000
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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

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

                                          2003                         2002                         2001
                                 ---------------------------  ---------------------------  ---------------------------
                                                Weighted-                    Weighted-                    Weighted-
                                   Number    Average Option     Number    Average Option     Number    Average Option
                                 Of Shares   Exercise Price   of Shares   Exercise Price   of Shares   Exercise Price
                                 ----------  ---------------  ----------  ---------------  ----------  ---------------

Options outstanding at
    Beginning of year              669,975   $          2.89    543,113   $          3.24    381,488   $          4.22
Options granted - price
    equals  fair value              89,250              1.96    163,000              1.65    179,500              2.54
Options granted - price greater
    Than fair value                      -                 -          -                 -    100,000              3.16
Options exercised                        -                 -          -                 -          -                 -
Options cancelled                  (42,600)             2.27    (36,138)             2.50   (117,875)             5.27
                                 ----------  ---------------  ----------  ---------------  ----------  ---------------

Options outstanding at end of
    Year                           716,625   $          2.81    669,975   $          2.89    543,113   $          3.24
                                 ==========  ===============  ==========  ===============  ==========  ===============

Options exercisable at end of
    Year                           427,630                      295,095                      188,210
Options available for grant at
    end of year                    355,875                      402,525                      529,387


The following table summarizes information about stock options outstanding at December 28, 2003:

                                Options Outstanding                       Options Exercisable
                 -------------------------------------------------  -------------------------------
                     Number         Weighted-                           Number
                 Outstanding at      Average          Weighted-     Outstanding at     Weighted-
   Range of       December 28,      Remaining          Average       December 28,       Average
Exercise Price       2003.       Contractual Life  Exercise Price       2003.       Exercise Price
---------------  --------------  ----------------  ---------------  --------------  ---------------

     1.55                66,600               6.7  $          1.55          41,280  $          1.55
     1.65               142,800               7.4  $          1.65          54,800  $          1.65
     1.70                52,750               9.4  $          1.70               -  $          1.70
$2.19 to $3.30          287,900               6.5  $          2.77         179,650  $          2.85
$4.00 to $4.68           99,325               2.6  $          4.24          86,000  $          4.25
$5.36 to $6.12           67,250               2.1  $          5.48          65,900  $          5.49
                 --------------                                     --------------
                        716,625                                            427,630
                 ==============                                     ==============

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

          Fiscal Year Ending
          ------------------
                 2004                   $ 2,845,000
                 2005                     2,565,000
                 2006                     2,283,000
                 2007                     2,103,000
                 2008                     1,774,000
                 Thereafter               6,940,000
                                        -----------

                      Total             $18,510,000
                                        ===========

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

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


10.  INCOME TAXES

     The provisions for income taxes for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

                         2003     2002     2001
                        -------  -------  -------

     Current - federal  $     -  $     -  $     -
     Current - state     89,000   37,000   65,000
                        -------  -------  -------

                        $89,000  $37,000  $65,000
                        =======  =======  =======

     The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

                                     2003        2002        2001
                                  ----------  ----------  ----------
                                   Restated                Restated
Taxes at federal tax rate         $  23,000   $ (31,000)  $ 113,000
State tax net of federal benefit     59,000      24,000      43,000
Variable incentive stock option      58,000           -           -
Change in valuation allowance       300,000     225,000    (224,000)
Net operating loss for which no
     tax benefit was realized             -           -           -
General business and tip tax
     credit                        (181,000)   (188,000)     91,000
Other                              (170,000)      7,000      42,000
                                  ----------  ----------  ----------

Income tax provision              $  89,000   $  37,000   $  65,000
                                  ==========  ==========  ==========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities consist of the following as of December 28, 2003 and December 29, 2002:

                                         2003                 2002
                                 --------------------  -------------------

Deferred tax assets:
    Net operating loss           $           628,000   $        1,156,000
    Fixed Assets                             602,000              420,000
    Intangibles                               75,000               58,000
    General business credit                1,258,000              928,000
    Other                                    442,000               96,000
                                 --------------------  -------------------

Total gross deferred tax
    assets                                 3,005,000            2,658,000

Less, Valuation allowance                 (2,785,000)          (2,485,000)
                                 --------------------  -------------------

        Net deferred tax assets              220,000              173,000

Deferred tax liabilities:
    Intangible assets                       (220,000)            (173,000)
                                 --------------------  -------------------

        Net deferred tax assets
          and liabilities        $                 -   $                -
                                 ====================  ===================

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

     The Company began management of a Houston, Texas hotel-based Daily Grill restaurant in July 2002. The Company advanced the restaurant approximately $64,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STORE OPENINGS AND CLOSINGS (CONTINUED)

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

     The Company signed a lease to open an owned hotel-based Daily Grill restaurant in the Hyatt Bethesda in Bethesda, Maryland. The restaurant opened January 19, 2004. The construction was financed by $1.8 million tenant improvement allowance which was treated as a lease incentive and recorded as a long-term liability which will be amortized over the life of the lease.


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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)
     As described in Note 1, the consolidated financial statements for each of the quarters during the fiscal year ended December 28, 2003 have been restated from those originally issued by the Company to reflect the accounting for employee stock options using variable accounting treatment and other miscellaneous corrections. Summarized unaudited quarterly financial data for fiscal years 2003 and 2002 is as follows

                                                        Quarter Ended
                                    ----------------------------------------------------------
                                     March 30,     June 29,     September 28,    December 28,
                                       2003          2003           2003            2003
                                    -----------  ------------  ---------------  --------------

Total revenues                      $11,922,000  $11,781,000   $   10,787,000   $   12,084,000

Gross profit                          8,748,000    8,559,000        7,819,000        8,705,000

Income (loss) from operations (as
reported)                               239,000      246,000         (456,000)         403,000
Income (loss) from operations (as
restated)                               234,000      111,000         (449,000)         341,000

Net income (loss) (as reported)         347,000      218,000         (330,000)         211,000
Net income (loss) (as restated)         342,000       83,000         (323,000)         148,000

Basic net income (loss) per share
(as reported)                       $      0.06  $      0.04   $        (0.06)  $         0.04
Basic net income (loss) per share
(as restated)                              0.06         0.01            (0.06)  $         0.02

Diluted net income (loss) per
share (as reported)                        0.06         0.04            (0.06)            0.04
Diluted net income (loss) per
share (as restated)                        0.06         0.01            (0.06)            0.02


                                      March 31,    June 30,       September 29,   December 29,
                                        2002         2002             2002           2002
                                    -----------  ------------  ---------------  --------------

Total revenues                      $11,772,000  $10,308,000   $    9,467,000   $   10,745,000


Gross profit                          8,591,000    7,528,000        6,857,000        7,882,000


Income (loss) from operations           258,000     (141,000)        (487,000)         492,000


Net income (loss)                       243,000      (65,000)        (442,000)         397,000


Basic net income (loss) per share   $      0.04  $     (0.01)  $        (0.08)  $         0.07

Diluted net income (loss) per
share                               $      0.04  $     (0.01)  $        (0.08)  $         0.07