Form 10-K/A
period 2003-12-28
GRILL CONCEPTS INC
filed 2004-10-15
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
 (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive annual proxy statement filed within 120 days of the Registrant's fiscal year ended December 28, 2003 are incorporated by reference into Part III.

                                EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A is being filed to restate the financial statements, Management's Discussion and Analysis, and Selected Financial Data previously filed by the Company on March 26, 2004 and May 27, 2004 for certain errors and to retroactively adopt FASB Interpretation No. 46. See "Restatement" under Item 7- Management's Discussion and Analysis of Financial Condition and Note 1 of the consolidated financial statements for information regarding the revisions to the previously issued financial statements. All disclosures in this amendment, other than those related to these financial statement revisions, are as of the date of the original filing and have not been updated.

                                  TABLE OF CONTENTS

PART I                                                                           Page
                                                                                 ----
   ITEM 1.   BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
   ITEM 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16
   ITEM 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . . .  16
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . .  16

PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
             RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .  17
   ITEM 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . . . . . .  18
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . . .  19
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK. . . . . .  41
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . .  41
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .  41
   ITEM 9A.  CONTROLS AND PROCEDURES. . . . . . . . . . . . . . . . . . . . . . .  41

PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . .  42
   ITEM 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . .  42
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
             OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . . . . . .  42
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . .  42
   ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES . . . . . . . . . . . . . . .  43

PART IV

   ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
             AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .  43

                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 39 of this Form 10-K.

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

     At December 28, 2003, we owned and operated fourteen restaurants and managed or licensed eight additional restaurants. Of the total, ten Daily Grill restaurants and four The Grill on the Alley restaurants are owned and operated, five Daily Grill restaurants are managed and two Daily Grill restaurants and a City Bar & Grill restaurant are licensed by us. With the exception of three The Grill on the Alley restaurants, which are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants which were owned and operated at December 28, 2003 were solely owned and operated on a non-franchise basis by us.

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

     The tables set forth unaudited restaurant count information, per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total system sales information during 2003 and 2002 by restaurant concept for both owned restaurants ("Company Restaurants") and managed and/or licensed restaurants ("Managed Restaurants"). The restaurant sales information excludes revenue related to reimbursed managed outlet operating expenses and management and license fees. Total system sales is a non-GAAP financial measure and is reconciled below to our consolidated revenues by adding the sales of Managed Restaurants and deducting revenues derived from the reimbursement of managed outlet operating expenses and management and license fees. Management considers total system sales to be an indicator of brand strength.

                                       2003  2002
                                       ----  -----
Number of restaurants:
  Daily Grill restaurants:
    Company Restaurants:
      Beginning of year   . . . . . .     9    10
      Restaurant opening: . . . . . .     1     -
      Restaurant closings:. . . . . .     -    (1)
                                       ----  -----
      End of year:. . . . . . . . . .    10     9

    Managed or Licensed Restaurants::
      Beginning of year:. . . . . . .     6     4
      Restaurant openings:. . . . . .     1     2
                                       ----  -----
      End of year:. . . . . . . . . .     7     6

    Total Daily Grill restaurants::
      Beginning of year:. . . . . . .    15    14
      Restaurant openings:. . . . . .     2     2
      Restaurants closed or sold: . .     -    (1)
                                       ----  -----
      End of year:. . . . . . . . . .    17    15
                                       ====  =====

  Grill restaurants::
    Company Restaurants::
      Beginning of year:. . . . . . .     4     4
      Restaurant openings:. . . . . .     -     -
                                       ----  -----
      End of year:. . . . . . . . . .     4     4

    Total Grill restaurants::
      Beginning of year:. . . . . . .     4     4
      Restaurant openings:. . . . . .     -     -
                                       ----  -----
      End of year:. . . . . . . . . .     4     4
                                       ====  =====

  Other restaurants1::
    Company Restaurants::
      Beginning of year:. . . . . . .     -     1
      Restaurants closed or sold: . .     -    (1)
                                       ----  -----
      End of year:. . . . . . . . . .     -     -

    Managed or Licensed Restaurants::
      Beginning of year:. . . . . . .     1     1
                                       ----  -----
      End of year:. . . . . . . . . .     1     1

    Total Other restaurants::
      Beginning of year:. . . . . . .     1     2
      Restaurants closed or sold: . .     -    (1)
                                       ----  -----
      End of year:. . . . . . . . . .     1     1
                                       ====  =====

    Total restaurants::
      Beginning of year:. . . . . . .    20    20
      Restaurant openings:. . . . . .     2     2
      Restaurants closed or sold: . .     -    (2)
                                       ----  -----
      End of year:. . . . . . . . . .    22    20
                                       ====  =====

1 Includes one Pizzeria Uno Restaurant in 2002 operated pursuant to a franchise agreement.

                                                   2003          2002
                                               ------------  ------------
Weighted average weekly sales per restaurant:
  Daily Grill restaurants:
    Company Restaurants . . . . . . . . . . .  $    62,365   $    57,133
    Managed Restaurants.. . . . . . . . . . .         n.a.          n.a.
  Grill restaurants:
    Company Restaurants . . . . . . . . . . .  $    78,728   $    73,057
    Managed Restaurants.. . . . . . . . . . .         n.a.          n.a.
  Other restaurants:
    Company Restaurants . . . . . . . . . . .            -        29,239

Change in comparable restaurant sales:
  Daily Grill restaurants
    Company Restaurants . . . . . . . . . . .          5.3%        (4.2)%
    Managed Restaurants . . . . . . . . . . .         n.a.          n.a.
  Grill restaurants
    Company Restaurants . . . . . . . . . . .          7.8%        (2.3)%
    Managed Restaurants . . . . . . . . . . .         n.a.          n.a.
  Other restaurants:
    Company Restaurants . . . . . . . . . . .            -             -

Total system sales:
  Daily Grill . . . . . . . . . . . . . . . .  $31,202,000   $27,643,000
  Grill . . . . . . . . . . . . . . . . . . .   16,376,000    15,196,000
  Pizza Restaurants . . . . . . . . . . . . .            -       497,000
  Reimbursed costs. . . . . . . . . . . . . .    9,728,000     7,270,000
  Management and license fees . . . . . . . .    1,037,000       901,000
                                               ------------  ------------
  Total consolidated revenues . . . . . . . .   58,343,000    51,507,000

  Managed restaurants . . . . . . . . . . . .   13,558,000    11,925,000
  Licensed restaurants. . . . . . . . . . . .    8,762,000     6,963,000
  Less:  Reimbursed costs . . . . . . . . . .   (9,728,000)   (7,270,000)
  Management and license fees . . . . . . . .   (1,037,000)     (901,000)
                                               ------------  ------------

  Total system sales. . . . . . . . . . . . .  $69,898,000   $62,224,000
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

     Grill locations opened in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:

                                                            Ownership
                                                           Interest or
     Location                                  Opened        Managed
     --------                               -------------  ------------
     Beverly Hills, California               January 1984       100.00%
     San Jose, California (Fairmont Hotel)       May 1998        50.05%
     Chicago, Illinois (Westin Hotel)           June 2000        60.00%
     Hollywood, California                  November 2001        51.00%

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

OTHER RESTAURANT ACTIVITIES

     In addition to owning and operating Daily Grills and The Grills, we, at December 28, 2003, also provided management services for Daily Grill restaurants at the Burbank Hilton, the Georgetown Inn, the Handlery Hotel, the Westin Galleria and the Portland Westin and had granted licenses to operate a Daily Grill at LAX, a Daily Grill at the DoubleTree Hotel in Skokie, Illinois and for the City Bar & Grill in the San Jose Hilton. Under the terms of our management agreements, we are responsible for all aspects of the restaurant's operation for which we earn a fee, however, we have no ownership in the restaurant. We are liable for all debts and obligations that we incur on behalf of the managed outlets including the payroll and related costs of the restaurant staff who are our employees. All such costs are included as expenses in our statement of operations and we also record revenue for those costs that are reimbursed by the restaurants.

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

     In February 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Handlery Hotel in San Francisco. Pursuant to our management agreement with the hotel, we contributed $331,000 to the restaurant which was expensed through reimbursed costs in 2002 and 2003. We are entitled to a management fee equal to 6% of gross receipts of the restaurant. Additionally, we are entitled to 25% of the net income of the restaurant.

     In July 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Westin Galleria in Houston, Texas. Pursuant to our management agreement with the hotel, we advanced the restaurant $64,000 which was repaid in 2003. We are entitled to a management fee equal to 5% of gross receipts of the restaurant. Additionally, we are entitled to 35% of the annual profits of the restaurant after working capital requirements are satisfied.

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

     The Agreement with HRP also provides that, beginning in May 2004, we shall have the right to acquire HRP and HRP shall have the right to cause the Company to acquire HRP. The purchase price of HRP shall be computed by (1) multiplying the operating income of HRP over the preceding twelve months, excluding operating income attributable to certain defined restaurants, by ten, (2) subtracting from the product the principal balance of loans made in connection with the development of restaurants pursuant to the HRP Agreement, and (3) multiplying that amount by 25%. This formula is intended to result in the fair market value of HRP. The purchase price shall be payable in our common stock based on the average closing price of the common stock over the ten trading days immediately preceding closing.

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

ADVERTISING AND MARKETING

     Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and The Daily Grill have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, direct mail promotions, a birthday club, as well as holiday and special interest events. We also support and participate in local charity campaigns. These activities are managed by a full time Vice President of Marketing. Guest feedback is solicited regularly through a comment card program. During 2003, expenditures for advertising and promotion were approximately 1.6% of restaurant sales.

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

EMPLOYEES

     We, and our subsidiaries, employ approximately 1,569 people, 32 of whom are corporate personnel and 122 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Approximately 420
of our employees are located in managed outlets.   Of our employees,
approximately 40% are full-time employees, with the remainder being part-time employees.

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

EXECUTIVE OFFICERS

Our executive officers as of March 9, 2004, and their ages and current positions as of that date are as follows:

      NAME         AGE                       POSITION
-----------------  ---  --------------------------------------------------------

Robert Spivak       60  President and Chief Executive Officer
Michael Weinstock   61  Chairman of the Board and Executive Vice President
John Sola           51  Vice President - Operations and Development
Daryl Ansel         42  Chief Financial Officer

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

ITEM 6.   SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere herein. As discussed in Note 1 of the consolidated financial statements, the Company's consolidated financial statements have been restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on September 24, 2004 by the Company to further reflect additional adjustments to revise the accounting for certain of the Company's joint ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company adopted the provisions of FASB Interpretation No. 46 (FIN 46) effective December 29, 2003 (the first day of fiscal year 2004), as reported in its Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 28, 2004 filed on October 12, 2004 and has elected to apply the retroactive adoption provisions of FIN 46 in these restated annual financial statements. These adjustments are described in further detail in Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                Fiscal Year Ended December
                                               ---------------------------------------------------------------
                                                  2003         2002         2001         2000         1999
                                               -----------  -----------  -----------  -----------  -----------
                                                Restated     Restated     Restated     Restated     Restated
                                                           (In thousands except per share data)
Statement of Operations Data:
 Sales. . . . . . . . . . . . . . . . . . . .  $   47,578   $   43,336   $   46,541   $   46,809   $   39,572
Reimbursed managed outlet operating expenses.       9,728        7,270        3,594        3,510        3,849
Management and license fees . . . . . . . . .       1,037          901          771          957          481
                                               -----------  -----------  -----------  -----------  -----------
 Total revenues . . . . . . . . . . . . . . .      58,343       51,507       50,906       51,276       43,902
                                               -----------  -----------  -----------  -----------  -----------

Gross profit. . . . . . . . . . . . . . . . .      45,069       39,580       37,991       37,671       32,698
Operating expenses:
    Restaurant operating expenses . . . . . .      29,535       27,082       28,624       28,460       24,024
    Managed outlet operating expenses . . . .       9,772        7,557        3,594        3,510        3,849
    General and administration. . . . . . . .       3,815        3,568        3,530        3,357        3,301
    Depreciation and amortization . . . . . .       1,746        1,799        1,762        1,640        1,498
    Pre-opening costs . . . . . . . . . . . .         182           69          199          330           54
    Gain on sale of assets. . . . . . . . . .         (11)         (71)        (225)           -            -
    Unusual charges . . . . . . . . . . . . .           -            -            -           73            -
                                               -----------  -----------  -----------  -----------  -----------

Total . . . . . . . . . . . . . . . . . . . .      45,039       40,004       37,484       37,370       32,726
                                               -----------  -----------  -----------  -----------  -----------

Income (loss) from operations . . . . . . . .          30         (424)         507          301          (28)
Interest expense, net . . . . . . . . . . . .        (331)        (364)        (564)        (580)        (410)
                                               -----------  -----------  -----------  -----------  -----------

Income (loss) before taxes and minority
  interest. . . . . . . . . . . . . . . . . .        (301)        (788)         (57)        (279)        (438)
Provision for income taxes. . . . . . . . . .         (89)         (37)         (65)         (14)          (6)
Minority interests. . . . . . . . . . . . . .         448          416          126          (37)         153
                                               -----------  -----------  -----------  -----------  -----------

Net income (loss) . . . . . . . . . . . . . .          58         (409)           4         (330)        (291)

Preferred dividends accrued . . . . . . . . .         (50)         (50)         (50)         (50)         (50)
                                               -----------  -----------  -----------  -----------  -----------

Net income (loss) applicable to
  common stock. . . . . . . . . . . . . . . .  $        8   $     (459)  $      (46)  $     (380)  $     (341)
                                               ===========  ===========  ===========  ===========  ===========

Net income (loss) per share applicable
      to common stock (1):
    Basic . . . . . . . . . . . . . . . . . .  $     0.00   $    (0.08)  $    (0.01)  $    (0.09)  $    (0.09)
                                               ===========  ===========  ===========  ===========  ===========
    Diluted . . . . . . . . . . . . . . . . .  $     0.00   $    (0.08)  $    (0.01)  $    (0.09)  $    (0.09)
                                               ===========  ===========  ===========  ===========  ===========

Weighted average shares outstanding
       Basic. . . . . . . . . . . . . . . . .   5,537,071    5,537,071    4,776,741    4,104,360    4,003,738
                                               ===========  ===========  ===========  ===========  ===========
       Diluted. . . . . . . . . . . . . . . .   5,640,842    5,537,071    4,776,741    4,104,360    4,003,738
                                               ===========  ===========  ===========  ===========  ===========

Balance Sheet Data:
  Working deficit . . . . . . . . . . . . . .  $     (738)  $   (1,273)  $     (903)  $   (2,896)  $   (3,709)
  Total assets. . . . . . . . . . . . . . . .      16,005       16,083       17,257       15,927       14,919
  Long-term debt, less
    current portion . . . . . . . . . . . . .       1,254        1,743        2,371        3,842        1,897
  Stockholders' equity. . . . . . . . . . . .       5,290        5,232        5,641        3,546        3,814

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

     Also during fiscal 2002, we managed or licensed, for the full fiscal year, five restaurants (four Daily Grill and one City Bar and Grill restaurant). During fiscal 2002, we commenced management of two Daily Grill restaurants that opened in February and July, respectively. Under the terms of our management agreements, we are responsible for all aspects of the restaurant's operation for which we earn a fee, however, we have no ownership in the restaurant. We are liable for all debts and obligations that we incur on behalf of the managed outlets including the payroll and related costs of the restaurant staff who are our employees. All such costs are included as expenses in our statement of
operations and we also record revenue for those costs that are reimbursed.   See
"Business."

     Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 73% of combined 2003 sales were food and 27% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     Expenses are comprised primarily of cost of food and beverages and restaurant operating expenses, including payroll, rent and occupancy costs. Our largest expenses are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at our restaurants. Restaurant operating expenses consist primarily of wages paid to part-time and full-time employees, rent, utilities, insurance and taxes. We typically analyze these costs as a percentage of store sales, not total revenues.

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

     RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

     The accompanying consolidated financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003 have been restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company's ventures, record costs and revenues associated with reimbursed costs under management agreements, and make other miscellaneous corrections.

     Additionally, while the Company initially believed the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) would not have a material effect on the Company, the restatements discussed below changed the expected impact of FIN 46. As a result, the Company considered FIN 46 and its adoption effective December 29, 2003 (the first day of fiscal year 2004), as reported in its Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 28, 2004 filed on October 15, 2004. The Company now believes the adoption of FIN 46 will have a material effect and will apply the retroactive adoption provisions of FIN 46 in these restated annual financial statements. The following sections discuss separately the adjustments to correct the prior errors, and those to retroactively apply the provisions of FIN 46. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

     CORRECTIONS OF ERRORS
     ---------------------

     Stock Compensation and Miscellaneous Adjustments

     In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $15,000 in fiscal year 2000; decrease operating expenses and increase net income by $15,000 in fiscal year 2001; and increase operating expenses and decrease net income by $168,000 ($0.03 per share) in fiscal year 2003.

     In addition to this change, the Company also recorded additional general and administrative expense of $28,000 ($0.01 per share) in fiscal year 2003 to correctly state its liability for payroll and other costs. The Company also reduced restaurant operating expenses by $20,000 in fiscal year 2001 to correctly state rent expense which should have been recognized in fiscal year 2000. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998.

     Joint Venture Accounting and Miscellaneous Adjustments

     Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9
     In August 2004, the Company reevaluated its consolidation policies with respect to its investments in four restaurants held by limited liability companies (LLCs). Previously, all four of the LLCs were consolidated due to the Company's majority ownership in these entities. However, the terms of three agreements gave the minority interests certain voting rights which, when evaluated under the relevant terms of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures," precluded consolidation. Therefore, the Company restated previously reported results to show the investments in the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC under the equity method, rather than as consolidated subsidiaries. The fourth LLC, The Grill on Hollywood, LLC, remained consolidated. There was no impact on net income as a result of this change. See further discussion below regarding other errors in the accounting for the Company's joint ventures and the consolidation of all the Company's partially-owned entities upon the adoption of FIN 46.

     Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

     In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000, upon completion of the initial build out, it converted approximately $1.2 million of the loan into capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted capital amounts under an identical payment/amortization schedule as the original note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

     Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG's capital contribution reduced by 40% of the venture's losses and any return of capital. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

     In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity, and upon adoption of FIN 46, as a liability of the Company. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority partner given that MAG had no equity at risk. The impact of these adjustments to correctly recognize interest expense and allocate 100% of the losses to the Company was to increase the equity in loss of ventures by $7,000, $256,000 ($0.06 per share) $243,000 ($0.05 per share) $148,000 ($0.03 per share) and $118,000 ($0.02 per share) for each of the fiscal years in the period from 1999 to 2003, respectively.

     As described below, the Company has elected to apply the retroactive adoption policies of FIN 46 which has resulted in treating Chicago - The Grill on the Alley, LLC as a consolidated entity. Once consolidated, the impact of these adjustments was to increase interest expense by $39,000 (0.01 per share) $100,000 ($0.02 per share) $81,000 ($0.02 per share) and $74,000 ($0.01 per share) for each of the fiscal years in the period from 2000 to 2003, respectively, and to decrease the minority interest in loss of subsidiaries by $7,000, $217,000 ($0.05 per share), $143,000 ($0.03 per share) $67,000 ($0.01 per share) and $44,000 ($0.01 per share) for each of the fiscal years in the period from 1999 to 2003, respectively.

     Chicago Grill on the Alley Warrants
     In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method in the accounts of the venture. The effect of this adjustment was to increase additional paid-in capital, by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and increase the Company's investment in the joint venture by $322,000 in 1999 which was subsequently reduced by the amortization which increased the equity in loss of ventures by $26,000 ($0.01 per share), $33,000 ($0.01 per share), $40,000 ($0.01 per share), $39,000 ($0.01 per share) and $38,000 ($0.01 per share) for each of the fiscal years from 1999 to 2003, respectively. Upon adoption of FIN 46 and the consolidation of this entity, these adjustments increased interest expense.

     Other Joint Venture Loss Allocations
     The Company also reviewed its accounting for its other joint ventures, specifically, those that had been generating losses. Based on the terms of these agreements, losses are typically allocated in proportion to the recorded amount of each member's capital account balances. The recorded capital balances differ from the actual ownership percentages and the method to distribute cash flows in the event of a liquidation of the venture. As noted above, while the Company usually has a majority ownership percentage, the minority partner usually contributes the majority of the capital. The venture agreements specify that the minority member is entitled to cash distributions before the Company so that its investment is returned prior to the Company's.

     The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics of the investments. The Company determined that a hypothetical liquidation at book value model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. Therefore, for the consolidated Hollywood joint venture, the minority interest in loss of subsidiaries and net income were reduced by $92,000 ($0.02 per share) and increased by $23,000 and $12,000 for fiscal years 2001 through 2003, respectively.

     For the San Jose, Continental Park and Universal ventures accounted for under the equity method, the Company increased the equity in loss of joint ventures by $108,000 for fiscal year 1998 and decreased the equity in loss of joint ventures by $149,000 ($0.04 per share) and $18,000 for fiscal years 1999 and 2000, respectively. The Company also increased the equity in loss of joint ventures by $107,000 ($0.02 per share) and $72,000 ($0.01 per share) for fiscal years 2001 and 2002, respectively, and reduced the equity in loss of joint ventures by $14,000 for fiscal year 2003. Upon adoption of FIN 46 and the consolidation of these entities, these adjustments reduced the minority interest in loss of subsidiaries in 2001 and 2002 and increased the minority loss in subsidiaries in 2003.

     Reimbursed Costs
     The Company operates a number of restaurants under management agreements whereby it is responsible for the operation of each restaurant. For its services, the Company typically receives a management fee based on a percentage of revenue, an incentive fee which is usually a profit sharing arrangement (collectively, "Fees") and a reimbursement of the Company's direct costs of operating the restaurant. Management agreements are in place for restaurants in which the Company has a non-controlling ownership percentage as well as a number of restaurants in which the Company has no ownership. For non-consolidated restaurants, the Company previously only reflected its Fees as revenue in the consolidated accounts. In August 2004, the Company reviewed these arrangements considering the primary obligor criteria as described in EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Under the terms of the management agreements, the Company is hired as an independent contractor and is responsible for settlement of all liabilities of the restaurant. Additionally, all employees are employees of the Company, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EITF 01-14 and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company determined it should recognize the reimbursement of restaurant expenses of the unconsolidated outlets as revenues in its financial statements and the related expenses.

     In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant totaling $287,000 ($0.05 per share) in fiscal year 2002 and $44,000 ($0.01 per share) in fiscal year 2003 should have been expensed in the period incurred instead of capitalized and deferred.

     The impact of these adjustments was to increase revenues by $7,082,000, $12,890,000, $13,497,000, $16,587,000 and $24,024,000 in fiscal years 1999 to
2003, respectively, and to increase operating expenses by $7,082,000, $12,890,000, $13,497,000, $16,874,000 and $24,068,000 in fiscal years 1999 to
2003, respectively. Upon retroactive adoption of FIN 46, both the revenue and expense adjustments were reduced by $3,233,000, $9,380,000, $9,903,000,
$9,317,000 and $14,296,000 in fiscal years 1999 to 2003, respectively, to reflect the consolidation of the LLCs and partnership.

     Accounting for Lease Incentives
     In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $974,000 and $835,000 as of December 29, 2002 and December 28, 2003, respectively. There was no impact on net income as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $139,000 for each fiscal year in the period from 1999 to 2002 and $140,000 in 2003. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,414,000 and $1,238,000 as of December 29, 2002 and December 28, 2003, respectively, and increased depreciation expense and decreased restaurant operating expenses by $140,000 in fiscal year 1999 and by $176,000 in fiscal years 2000 through 2003.

     Other Equity Award Adjustments
     The Company recorded additional interest expense of $13,000, $17,000, $19,000 and $19,000 for fiscal years 2000, 2001, 2002 and 2003, respectively, to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized as an expense in fiscal year 2000.

     RETROACTIVE ADOPTION OF FIN 46
     ------------------------------

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The Company has elected to retroactively adopt the provisions of FIN 46. The impact of the adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill. There is no impact on net income (loss) in any period as a result of the retroactive adoption of FIN 46. Any errors in the prior accounting for these entities were discussed in the preceding sections. The restatement adjustment gives effect to the consolidation of these entities. See further discussion of the adoption of FIN 46 under the accounting policy note below.

     SUMMARY
     -------

     The above revisions impacted the balance sheets, statements of operations and statements of cash flows for each of the fiscal years 1999 to 2003. The revisions have had no impact on our income tax provisions. The impact of this restatement and the retroactive adoption of FIN 46, which have been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

                                                           December 28                                  December 29
                                        ---------------------------------------------------  ---------------------------------
                                             2003              2003              2003             2002              2002
                                        ---------------  ----------------  ----------------  ---------------  ----------------
                                                                             As restated
                                                                            for correction
                                                                            of errors and
                                                           As restated       retroactive                        As restated
Amounts in thousands                     As previously    for correction     adoption of      As previously    for correction
except per share data                      reported         of errors           FIN 46          reported         of errors
Revenues
  Sales                                 $       45,427   $        33,577   $        47,578   $       41,286   $        32,820
  Reimbursed expenses                                -            24,024             9,728                -            16,587
  Management Fees                                1,147             1,401             1,037            1,006             1,250
                                        ---------------  ----------------  ----------------  ---------------  ----------------
    Total Revenues                              46,574            59,002            58,343           42,292            50,657
Cost of sales                                   12,743             9,208            13,274           11,434             8,829
                                        ---------------  ----------------  ----------------  ---------------  ----------------
    Gross Profit                                33,831            49,794            45,069           30,858            41,828
                                        ---------------  ----------------  ----------------  ---------------  ----------------
Operating expenses
  Restaurant and operating expenses             28,150            20,464            29,535           25,678            20,494
  Reimbursed costs                                   -            24,068             9,772                -            16,874
  General and administrative                     3,815             3,815             3,815            3,568             3,568
  Depreciation and amortization                  1,461             1,146             1,746            1,492             1,248
  Pre-opening costs                                182                59               182               69                 -
  Gain on sale of assets                           (12)              (11)              (11)             (71)              (71)
  Unusual charges                                    -                 -                 -                -                 -
                                        ---------------  ----------------  ----------------  ---------------  ----------------
    Total operating expenses                    33,596            49,541            45,039           30,736            42,113
                                        ---------------  ----------------  ----------------  ---------------  ----------------
  Income (loss) from operations                    235               253                30              122              (285)
Interest expense, net                             (194)             (142)             (331)            (214)             (150)
                                        ---------------  ----------------  ----------------  ---------------  ----------------
Income (loss) before provision from
income taxes, minority interest and
equity in loss of joint venture                     41               111              (301)             (92)             (435)
Provision for income taxes                         (89)              (75)              (89)             (37)              (30)
                                        ---------------  ----------------  ----------------  ---------------  ----------------
Income (loss) before minority interest
and equity in loss of joint venture                (48)               36              (390)            (129)             (465)
Minority interest in loss (earnings)
of subsidiaries                                    317               153               448              285               292
Equity in loss of joint ventures                   (19)             (131)                -              (23)             (236)
                                        ---------------  ----------------  ----------------  ---------------  ----------------
Net income (loss)                                  250                58                58              133              (409)
Preferred dividends accrued                        (50)              (50)              (50)             (50)              (50)
                                        ---------------  ----------------  ----------------  ---------------  ----------------
Net income available for common
shareholders                            $          200   $             8   $             8   $           83   $          (459)
                                        ===============  ================  ================  ===============  ================

Net income per share applicable
to common stock :
Basic Net Income                                  0.04              0.00              0.00             0.02             (0.08)
Diluted Net Income                                0.04              0.00              0.00             0.02             (0.08)

Average-weighted shares outstanding
Basic                                            5,537             5,537             5,537            5,537             5,537
Diluted                                          5,641             5,641             5,641            5,552             5,537


                                         December 29                         December 30                        December 31
                                        ----------------  ---------------------------------------------------  ---------------
                                              2002             2001              2001              2001             2000
                                        ----------------  ---------------  ----------------  ----------------  ---------------
                                          As restated                                          As restated
                                         for correction                                       for correction
                                         of errors and                                        of errors and
                                          retroactive                        As restated       retroactive
Amounts in thousands                      adoption of      As previously    for correction     adoption of      As previously
except per share data                        FIN 46          reported         of errors           FIN 46          reported
Revenues
  Sales                                 $        43,336   $       44,529   $        35,635   $        46,541   $       44,598
  Reimbursed expenses                             7,270                -            13,497             3,594                -
  Management Fees                                   901              872             1,097               771            1,078
                                        ----------------  ---------------  ----------------  ----------------  ---------------
    Total Revenues                               51,507           45,401            50,229            50,906           45,676
Cost of sales                                    11,927           12,416             9,545            12,915           13,002
                                        ----------------  ---------------  ----------------  ----------------  ---------------
    Gross Profit                                 39,580           32,985            40,684            37,991           32,674
                                        ----------------  ---------------  ----------------  ----------------  ---------------
Operating expenses
  Restaurant and operating expenses              27,082           27,263            21,702            28,624           27,226
  Reimbursed costs                                7,557                -            13,497             3,594                -
  General and administrative                      3,568            3,530             3,529             3,530            3,313
  Depreciation and amortization                   1,799            1,457             1,216             1,762            1,334
  Pre-opening costs                                  69              199               199               199              330
  Gain on sale of assets                            (71)            (225)             (225)             (225)               -
  Unusual charges                                     -                -                 -                 -               73
                                        ----------------  ---------------  ----------------  ----------------  ---------------
    Total operating expenses                     40,004           32,224            39,918            37,484           32,276
                                        ----------------  ---------------  ----------------  ----------------  ---------------
  Income (loss) from operations                    (424)             761               766               507              398
Interest expense, net                              (364)            (394)             (305)             (564)            (478)
                                        ----------------  ---------------  ----------------  ----------------  ---------------
Income (loss) before provision from
income taxes, minority interest and
equity in loss of joint venture                    (788)             367               461               (57)             (80)
Provision for income taxes                          (37)             (65)              (64)              (65)             (14)
                                        ----------------  ---------------  ----------------  ----------------  ---------------
Income (loss) before minority interest
and equity in loss of joint venture                (825)             302               397              (122)             (94)
Minority interest in loss (earnings)
of subsidiaries                                     416              211                52               126              102
Equity in loss of joint ventures                      -               (9)             (445)                -               (9)
                                        ----------------  ---------------  ----------------  ----------------  ---------------
Net income (loss)                                  (409)             504                 4                 4               (1)
Preferred dividends accrued                         (50)             (50)              (50)              (50)             (50)
                                        ----------------  ---------------  ----------------  ----------------  ---------------
Net income available for common
shareholders                            $          (459)  $          454   $           (46)  $           (46)  $          (51)
                                        ================  ===============  ================  ================  ===============

Net income per share applicable
to common stock :
Basic Net Income                                  (0.08)            0.10             (0.01)            (0.01)           (0.01)
Diluted Net Income                                (0.08)            0.09             (0.01)            (0.01)           (0.01)

Average-weighted shares outstanding
Basic                                             5,537            4,777             4,777             4,777            4,104
Diluted                                           5,537            4,866             4,777             4,777            4,104



                                                    December 31                                December 26
                                        ----------------------------------  ---------------------------------------------------
                                              2000              2000             1999              1999              1999
                                        ----------------  ----------------  ---------------  ----------------  ----------------
                                                            As restated                                          As restated
                                                           for correction                                       for correction
                                                           of errors and                                        of errors and
                                          As restated       retroactive                        As restated       retroactive
Amounts in thousands                     for correction     adoption of      As previously    for correction     adoption of
except per share data                      of errors           FIN 46          reported         of errors           FIN 46
Revenues
  Sales                                 $        36,534   $        46,809   $       38,432   $        34,648   $        39,572
  Reimbursed expenses                            12,890             3,510                -             7,082             3,849
  Management Fees                                 1,326               957              544               797               481
                                        ----------------  ---------------  ----------------  ----------------  ----------------
    Total Revenues                               50,750            51,276           38,976            42,527            43,902
Cost of sales                                    10,183            13,605           10,886             9,589            11,204
                                        ----------------  ----------------  ---------------  ----------------  ----------------
    Gross Profit                                 40,567            37,671           28,090            32,938            32,698
                                        ----------------  ---------------  ----------------  ----------------  ----------------
Operating expenses
  Restaurant and operating expenses              22,515            28,460           23,426            21,419            24,024
  Reimbursed costs                               12,890             3,510                -             7,082             3,849
  General and administrative                      3,357             3,357            3,296             3,295             3,301
  Depreciation and amortization                   1,158             1,640            1,196             1,172             1,498
  Pre-opening costs                                   -               330               54                 -                54
  Gain on sale of assets                              -                 -                -                 -                 -
  Unusual charges                                    73                73                -                 -                 -
                                        ----------------  ----------------  ---------------  ----------------  ----------------
    Total operating expenses                     39,993            37,370           27,972            32,968            32,726
                                        ----------------  ----------------  ---------------  ----------------  ----------------
  Income (loss) from operations                     574               301              118               (30)              (28)
Interest expense, net                              (443)             (580)            (376)             (389)             (410)
                                        ----------------  ----------------  ---------------  ----------------  ----------------
Income (loss) before provision from
income taxes, minority interest and
equity in loss of joint venture                     131              (279)            (258)             (419)             (438)
Provision for income taxes                          (14)              (14)              (6)               (6)               (6)
                                        ----------------  ----------------  ---------------  ----------------  ----------------
Income (loss) before minority interest
and equity in loss of joint venture                 117              (293)            (264)             (425)             (444)
Minority interest in loss (earnings)
of subsidiaries                                       -               (37)             (68)                -               153
Equity in loss of joint ventures                   (447)                -              (74)              134                 -
                                        ----------------  ---------------  ----------------  ----------------  ----------------
Net income (loss)                                  (330)             (330)            (406)             (291)             (291)
Preferred dividends accrued                         (50)              (50)             (50)              (50)              (50)
                                        ----------------  ----------------  ---------------  ----------------  ----------------
Net income available for common
shareholders                            $          (380)  $          (380)  $         (456)  $          (341)  $          (341)
                                        ================  ===============  ================  ================  ================

Net income per share applicable
to common stock :
Basic Net Income                                  (0.09)            (0.09)           (0.11)            (0.09)            (0.09)
Diluted Net Income                                (0.09)            (0.09)           (0.11)            (0.09)            (0.09)

Average-weighted shares outstanding
Basic                                             4,104             4,104            4,004             4,004             4,004
Diluted                                           4,104             4,104            4,004             4,004             4,004

     (b) The Company previously restated its consolidated financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to decrease operating expenses and increase net income by $35,000 in fiscal year 2001 and to increase operating expenses and decrease net income by $196,000 in fiscal year 2003. Net income per share increased from $0.09 to $0.10 in fiscal year 2001, did not change in fiscal year 2002 and decreased from $0.07 to $0.04 in fiscal year 2003 as a result of these adjustments. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Amended Annual Report on Form 10-K/A filed on May 27, 2004.


RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from our Statements of Operations during 2001, 2002 and 2003. As noted above, we typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                        Fiscal Year Ended December
                                     --------------------------------
                                        2003       2002       2001
                                     ----------  ---------  ---------
                                      Restated   Restated   Restated
Sales revenues                            81.5%      84.1%      91.4%
Cost reimbursements                       16.7       14.1        7.1
Management and licensing fees              1.8        1.8        1.5
                                     ----------  ---------  ---------

Total revenues                           100.0      100.0      100.0
Cost of sales                             22.8       23.2       25.4
                                     ----------  ---------  ---------

Gross profit                              77.2       76.8       74.6
                                     ----------  ---------  ---------

Restaurant operating expense              50.6       52.6       56.2
Reimbursed costs                          16.7       14.7        7.1
General and administrative expense         6.5        6.9        6.9
Depreciation and amortization              3.0        3.5        3.5
Pre-opening costs                          0.3        0.1        0.4
Gain on sale of assets                    (0.0)      (0.1)      (0.4)
                                     ----------  ---------  ---------

Total operating expenses                  77.1       77.7       73.7
                                     ----------  ---------  ---------

Operating income (loss)                    0.1       (0.8)       0.9
Interest expense, net                     (0.6)      (0.7)      (1.1)
                                     ----------  ---------  ---------

Income (loss) before income tax           (0.5)      (1.5)      (0.1)
Provision for taxes                       (0.2)      (0.0)      (0.1)
Minority interest                          0.8        0.8        0.2
                                     ----------  ---------  ---------

Net income (loss)                          0.1%     (0.7)%     (0.1)%
                                     ==========  =========  =========

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     Revenues. Revenues for 2003 increased 13.3% to $58.3 million from $51.5 million in 2002. Sales revenues increased 9.8% to $47.6 million in 2003 from $43.3 million in 2002. Reimbursed costs increased 33.8% to $9.7 million from $7.3 million in 2002. Management and license fee revenues increased to $1.0 million in 2003 from $0.9 million in 2002. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees. System-wide sales, including sales of non-consolidated restaurants operated under license, management or partnership agreement, totaled $69.9 million in 2003, an increase of 12.3% from $62.2 million in 2002. System-wide sales, computed by adding to sales revenues the revenues of unconsolidated restaurants, is considered by management to be a key indicator of brand strength. See reconciliation of system-wide sales to revenues in "Business - General."

     Sales for Daily Grill restaurants increased by 12.9% from $27.6 million in 2002 to $31.2 million in 2003. The increase in sales revenues for the Daily Grill restaurants from 2002 to 2003 was primarily attributable to a increase in same store sales of 5.3% ($1.3 million) for restaurants open for 12 months in both 2003 and 2002 and opening of the South Bay Daily Grill ($2.7 million), offset by the closure of the Encino Daily Grill ($0.6 million) and the Cherry Hill Pizzeria Uno ($0.5 million). Weighted average weekly sales at the Daily Grill restaurants increased 9.2% from $57,133 in 2002 to $62,365 in 2003. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2003 were favorably affected approximately equally by increased guest counts and improved average checks.

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

     Reimbursed costs which represent employee and other operating expenses of managed restaurants for which we are reimbursed by the restaurants increased in 2003 primarily due to the opening of Portland Daily Grill.

     Management and license fee revenues during 2003 were attributable to (1) hotel restaurant management services which accounted for $834,000 of management fees, and (2) licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $203,000. The increase in management fees during 2003 was attributable to (1) management of the San Francisco Daily Grill open a full year compared to 44 weeks in 2002, (2) management of the Houston Daily Grill for the full year compared to 25 weeks in 2002 and (3) management of the Portland Daily Grill for 15 weeks in 2003.

          Cost of Sales and Gross Profit from restaurant sales. While sales revenues increased by 9.8% ($4.2 million) in 2003 as compared to 2002, cost of sales increased by 11.3% ($1.3 million) and increased as a percentage of restaurant sales from 27.5% in 2002 to 27.9% in 2003. The increase in cost of sales as a percentage of restaurant sales was attributable to higher beef costs during the second half of the year.

     Gross profit from restaurant sales increased 9.2% to $34.3 million from $31.4 million in 2002.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, pre-opening costs and the gain or loss of the sale of assets increased 12.7% to $45.0 million in 2003 from $40.0 million in 2002.

     Restaurant operating expenses increased 9.1% to $29.5 million in 2003 from $27.1 million in 2002. As a percentage of restaurant sales, restaurant operating expenses represented 62.1% in 2003 compared to 62.5% in 2002. The dollar increase in restaurant operating expenses followed the sales increase and was negatively impacted by increases in marketing, stock option compensation expense, workers' compensation and general insurance. The decrease in operating expenses as a percentage of sales resulted from improved labor management.

     Reimbursed costs increased 29.3% from $7.6 million in 2002 to $9.8 million in 2003. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Portland Daily Grill.

     General and administrative expenses rose slightly to $3.8 million in 2003 compared to $3.6 million in 2002. General and administrative expenses represented 8.0% of sales in 2003 as compared to 8.2% of sales in 2002. While these expenses in total were nearly equal, there were increases in payroll and related benefits, stock option compensation expense, professional services and rent, partially offset by decreases in recruitment costs and office expenses. Depreciation and amortization expense was $1.7 million and $1.8 million during 2003 and 2002, respectively.

     Pre-opening costs totaled $182,000 in 2003 as compared with $69,000 in 2002. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

     Interest Expense. Interest expense, net, totaled $331,000 during 2003 as compared to $364,000 in 2002. The decrease in interest expense was primarily attributable to the maturing of the loans.

     Minority Interest. We reported a minority interest in the loss of our consolidated subsidiaries of $448,000 during 2003, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $132,000, a minority interest in the loss of The Grill on Hollywood, LLC of $153,000, a minority interest in the loss of The Universal City Walk Daily Grill of $167,000 and a minority interest in the loss of The Daily Grill at Continental Park, LLC of $260,000. We reported a minority interest in the loss of our majority owned subsidiaries of $416,000 for the year ended December 29, 2002 comprised of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $102,000, a minority interest in the loss of The Grill on Hollywood, LLC of $293,000, a minority interest in the loss of The Universal City Walk Daily Grill of $239,000 and a minority interest income allocation for The Daily Grill at Continental Park of $14,000.

     We reported net income of $58,000 in 2003 as compared to a net loss of $409,000 for 2002.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

     Revenues. Revenues for 2002 increased 1.2% to $51.5 million from $50.9 million in 2001. Sales revenues decreased 6.9% to $43.3 million in 2002 from $46.5 million in 2001. Reimbursed costs increased 102.3% to $7.3 million in 2002 from $3.6 million in 2002. Management and license fee revenues increased to $0.9 million in 2002 from $0.8 in 2001. System-wide sales, a non-GAAP measure, including sales of non-consolidated restaurants operated under license, management agreement or partnership, totaled $62.2 million in 2002, a decrease of 0.3% from $62.4 million in 2001.

     Sales for Daily Grill restaurants decreased by 8.3% from $30.1 million in 2001 to $27.6 million in 2002. The decrease in sales revenues for the Daily Grill restaurants from 2001 to 2002 was primarily attributable to a decrease in same store sales of 4.2% ($1.1 million) for restaurants open for 12 months in both 2002 and 2001 and the closure of the Encino Daily Grill ($1.4 million). Weighted average weekly sales at the Daily Grill restaurants decreased 4.8% from $60,041 in 2001 to $57,133 in 2002. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2002 were negatively affected by decreased customer counts in all restaurants.

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

     Reimbursed costs which represent employee and other operating expenses of non-consolidated restaurants for which we are reimbursed increased by 110% in 2002 primarily as a result of opening the San Francisco Daily Grill and Houston Daily Grill.

     Management and license fee revenues during 2002 were attributable to (1) hotel restaurant management services which accounted for $726,000 of management fees, and (2) licensing fees from the LAX Daily Grill and Skokie, Illinois Daily Grill which totaled $175,000. The increase in management fees during 2002 was attributable to (1) management of the San Francisco Daily Grill for 44 weeks in 2002, and (2) management of the Houston Daily Grill for 25 weeks in 2002 offset by decreases at the Georgetown Inn and Burbank Hilton.


     Cost of Sales and Gross Proft from restaurant sales. While sales revenues decreased by 6.9% ($3.2 million) in 2002 as compared to 2001, cost of sales decreased by 7.7% ($1.0 million) and decreased as a percentage of restaurant sales from 27.7% in 2001 to 27.5% in 2002. The decrease in cost of sales as a percentage of sales revenues was attributable to improved purchasing and menu refinements.

     Gross profit from restaurant sales decreased 6.6% from $33.6 million (72.3% of sales) in 2001 to $31.4 million (72.5% of sales) in 2002.

     Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, gain and loss on the sale of assets, and pre-opening costs increased 6.7% to $40 million in 2002 from $37.4 million in 2001.

     Restaurant operating expenses decreased 5.4% to $27.1 million in 2002 from $28.6 million in 2001. As a percentage of sales, restaurant operating expenses represented 62.5% in 2002 as compared to 61.5% in 2001. The dollar decrease in restaurant operating expenses followed the sales decrease for the Company offset by increases in minimum wages in California. The increase in operating expenses as a percentage of sales resulted from increased insurance costs and labor due to California minimum wage increases.

     Reimbursed costs increased 110.3% from $3.6 million in 2001 to $7.6 million in 2002. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the San Francisco Daily Grill and Houston Daily Grill.

     General and administrative expenses rose slightly to $3.6 million in 2002 compared to $3.5 million in 2001. General and administrative expenses represented 8.2% of sales in 2002 as compared to 7.6% of sales in 2001. While these expenses in total were nearly equal, there were increases of approximately $224,000 in wages and related benefits, offset by decreases of approximately $176,000 in professional services.

     Depreciation and amortization expense was $1.8 million during 2002 and 2001. Increased depreciation related to the operation of The Grill on Hollywood for a full year was offset by the discontinuance of depreciation for the Encino Daily Grill and the Pizzeria Uno at Cherry Hill.

     Pre-opening costs totaled $69,000 in 2002 as compared with $199,000 in 2001. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of The Grill on Hollywood in November 2001.

     Interest Expense. Interest expense, net, totaled $364,000 during 2002 as compared to $564,000 in 2001. The decrease in interest expense was primarily attributable to the reduction in borrowings from 2001 to 2002.

     Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $416,000 during 2002, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $102,000, a minority interest in the loss of The Grill on Hollywood, LLC of $293,000, a minority interest in the loss of The Universal City Walk Daily Grill of $239,000 and a minority interest income allocation for The Daily Grill at Continental Park, LLC of $14,000. We reported a minority interest in the loss of our majority owned subsidiaries of $126,000 for the year ending December 30, 2001 consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $77,000 and a minority interest in the loss of The Grill on Hollywood, LLC of $53,000 and a minority interest in the loss of The Universal City Walk Daily Grill of $150,000.

     We reported net loss of $409,000 in 2002 as compared to a net income of $4,000 for 2001.

LIQUIDITY AND CAPITAL RESOURCES

     CASH POSITION AND SHORT-TERM LIQUIDITY. At December 28, 2003, we had a working capital deficit of $0.7 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.3 million and a cash balance of $1.3 million at December 29, 2002. In 2003 we generated cash from operations of $1.0 million, received tenant improvement allowances of $1.1 million, purchased fixed assets ($1.7 million) and repaid debt ($0.7 million). During 2002 we used cash to purchase fixed assets for the South Bay Daily Grill ($0.6 million), remodel the Newport Beach Daily Grill ($0.4 million) and repay debt ($0.6 million). We have generated positive operating cash flows in each of the last six years.

     Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurant. Sales from these outlets are deposited directly into an agency account belonging to owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $0.6 million to $1.2 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

     FINANCING FACILITIES. At December 28, 2003, we had a bank credit facility with nothing owing, an obligation to a member of Chicago - The Grill on the Alley, LLC of $1.1 million, loans from stockholders/ officers/directors of $0.2 million, equipment loans of $0.4 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available under the credit facility are $0.5 million at December 28, 2003 and will ratably reduce until October 2004 when it expires.

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

     In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The credit facility was executed in June 2004.

     OPERATING LEASES. During 2003, we, and our subsidiaries, were obligated under sixteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $3.2 million in 2003 and paid percentage rent obligations above and beyond minimum rent of $0.5 million. Our minimum rent obligations for 2004 are $3.3 million.

     CONTRACTUAL OBLIGATIONS. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and restaurants, each of which is described above.

     The following table details our contractual obligations as of December 28, 2003:

                                                 Payments due by period
                             ----------------------------------------------------------------
                                Total        2004     2005 - 2006   2007 - 2008   Thereafter
                             -----------  ----------  ------------  ------------  -----------
Long-term debt               $ 1,897,000  $  643,000  $    492,000  $    397,000  $   365,000
Operating lease commitments   22,476,000   3,090,000     5,338,000     4,367,000    9,681,000
    Total                    $24,373,000  $3,733,000  $  5,830,000  $  4,764,000  $10,046,000
                             -----------  ----------  ------------  ------------  -----------

     COMMITMENTS RELATING TO MANAGED RESTAURANTS AND LLCS. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurant. Sales from these outlets are deposited directly into an agency account belonging to owner and we pay the outlet operating expenses, including our fee, from this agency account. We began management in February 2002, of the San Francisco Daily Grill in the Handlery Hotel in Union Square. Cost of opening the Handlery Hotel Daily Grill in San Francisco was $2.8 million, of which we contributed approximately $331,000, with the balance being paid by the hotel owners.

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

     CHICAGO - THE GRILL ON THE ALLEY. The Operating Agreement and the Senior Promissory Note for Chicago - The Grill on the Alley, LLC stipulates that the non-manager member shall receive a preferred return of eight percent on its capital contribution and a payment on its converted capital prior to any distribution of cash. We have guaranteed the repayment of the Senior Promissory Note as well as the contributed capital for Chicago - The Grill on the Alley.

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

     Our San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the distributions of capital to the Members and/or us during the year ended December 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or us at December 28, 2003, (4) the Preferred Return rate to Members and/or us, (5) the accrued but unpaid preferred returns due to the Members and/or us at December 28, 2003, (6) the management incentive fees, if any, payable to us, and (7) a summary of the principal distribution provisions. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the hypothetical liquidation model described under Critical Accounting Policies under "Principles of Consolidation and Minority Interests."

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
                                                          ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members      $        0
                                                          ===========
                                             Company      $        0
                                                          ===========

Preferred Return rate:                       Members              10%
                                             Company              10%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members      $        0
                                                          ===========
                                             Company      $        0
                                                          ===========

Management Fee:                              Company               5%

Principal Distribution Provisions:

              Order of Distributions                    ALLOCATION
---------------------------------------------  ----------------------------
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

2    Until Return of Preferred Return          50.05% to Company
                                               49.95% to Members

3    Until Return of Additional Contributions  50.05% to Company
                                               49.95% to Members

     Thereafter:

4    Balance of distributable cash             16.67% to Company (Manager)
                                               50.05% of 83.33% to Company
                                               49.95% of 83.33% to Members

CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:                Members (b)  $1,700,000
                                                          ===========
                                             Company      $        0
                                                          ===========
Distributions of capital and note
repayments during the year ended
December 28, 2003:                           Members (b)  $  252,000
                                                          ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members      $1,235,000
                                                          ===========

Preferred Return rate:                       Members               8%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members      $        0
                                                          ===========
Management Fee:                              Company               5%

Principal Distribution Provisions:

           Order of Distributions          Allocation
     ----------------------------------  ---------------
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
                                                        ===========

Distributions of capital during nine months
ended December 28, 2003:                     Members    $        0
                                                        ===========
                                             Company    $        0
                                                        ===========

Unreturned Initial Capital Contributions at
December 28, 2003:                           Members    $1,000,000
                                                        ===========
                                             Company    $  350,000
                                                        ===========
                                             Members            10%

Preferred Return rate:                       Company I          10%

Accrued but unpaid Preferred Returns at
December 28, 2003:                           Members    $  100,000
                                                        ===========
                                             Company    $   35,000
                                                        ===========

Management Fee:                              Company             5%


Principal Distribution Provisions:

           Order of Distributions                     Allocation
     -------------------------------------  -------------------------------
  1  Until payment in full of all deferred  100% to Company (Manager)
     management fees

     Until Return of Any Additional         Ratably to Company and Members
  2  Contributions and Preferred Returns
     thereon

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

  6  Until Return of Company's Preferred    90% to Company
     Return                                 10% to Members

  7  Until Return of Company's Capital      90% to Company
     Contribution                           10% to Members

     Thereafter

  8  Balance of distributable cash          50.1% to Company
                                            49.9% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distribution of capital and note repayments for the year ended December 28, 2003 includes $108,000 of capital and note payments and $144,000 of payment of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan of $1,699,000 has been recognized as notes payable - related parties. I Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

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

SHORT-TERM FINANCING REQUIREMENTS

     Management believes that we have adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months through September 2005. We project increased operating cash flows in 2004 which, when added to existing cash balances, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. We do not expect sales to decrease in fiscal year 2004 as was the case in fiscal 2002, however, a further deterioration in the economy and the hospitality industry could impact projected cash flows. Management believes it can respond to a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. We presently have no commitments in that regard. See "Business - Business Expansion" and "Management's Discussion and Analysis - Certain Factors Affecting Future Operating Results."

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

Principles of Consolidation and Minority Interests
--------------------------------------------------

     Our restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through four majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating intercompany accounts and transactions, of each wholly-owned and majority-owned subsidiary. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

     The Company allocates profits and losses to the minority interest in its majority-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company's ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture's assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss. Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Amended Annual Report on Form 10-K/A is more consistent with the presentation of the Company's ongoing financial position and results of operations.

     Under FIN 46, an entity is considered to be a variable interest entity ("VIE") when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE's expected losses or residual returns if they occur.

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs:
Chicago - The Grill on the Alley, San Jose Grill, Daily Grill at Continental Park LLC, The Grill on Hollywood and Universal CityWalk Daily Grill. The Company has determined it is the primary beneficiary for all these entities.

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

     Based on our review at December 28, 2003, the current reserve for ncollectible accounts receivable is adequate.

Recording Reimbursable Costs
----------------------------

     We operate a number of restaurants under management agreements whereby we are responsible for all aspects of restaurant operation. For our services, we typically receive a management fee based on a percentage of revenue and an incentive fee which is usually a profit sharing arrangement. Under the terms of the management agreements, we are hired as an independent contractor and are responsible for all debts and liabilities of the restaurant. Additionally, all employees are employees of Grill Concepts, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," we consider ourselves the primary obligor in these arrangements. Accordingly, we recognize restaurant expenses of the managed outlets in our financial statements and record the reimbursement for such expenses as revenues.

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

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Amended Annual Report on Form 10-K/A is more consistent, with, and reflective of, the presentation of the Company's ongoing financial position and results of operations.

     Under FIN 46, an entity is considered to be a variable interest entity ("VIE") when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE's expected losses or residual returns if they occur.

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs:
Chicago - The Grill on the Alley, San Jose Grill, Daily Grill at Continental Park LLC, The Grill on Hollywood and Universal CityWalk Daily Grill. The Company has determined it is the primary beneficiary for all these entities.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report of independent registered public accounting firm appear herein. See Index to Financial Statements on F-1 of this report.

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

     At the time the original Annual Report on Form 10-K was prepared and filed on March 26, 2004, an evaluation as of the end of the period covered by this report had been carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our chief executive officer and chief financial officer had originally concluded that our disclosure controls and procedures are effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms.

     Subsequent to filing our original report, and in connection with the review of our financial statements for the first and second quarters of 2004, the Company was informed by its independent accountants that first, our stock options plans which had been accounted for using fixed accounting should have been accounted for using variable accounting; and second that (i) the Company's accounting for its joint ventures including loss allocations, guarantees of returns, consolidation decisions was incorrect, (ii) reimbursed costs related to management agreements should be presented on a grossed-up basis as both revenue and expense, and (iii) the accounting for certain equity awards needed to be adjusted. These instances were considered to be material weaknesses in the selection and application of accounting principles and policies. After re-evaluation of our accounting practices for joint ventures, reimbursed costs and equity awards, our management determined to restate our consolidated financial statements as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003 and 2002. During the restatement process, we also elected to make other miscellaneous corrections which were previously identified but passed upon due to their immaterial impact on our consolidated financial statements.

     In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures over the selection and application of accounting principles, in particular, accounting for stock options, joint ventures, reimbursed costs and equity awards, and concluded that these controls were not effective. During the second and third quarters of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our stock option grant agreements in relation to the option plan agreement, reviewing the terms of all our joint venture and related agreements, reviewing the accounting for reimbursed costs under our management agreements and reviewing the accounting for all our equity awards. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas. In addition, in July 2004, we hired a new chief financial officer. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

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

     (2)  Financial  Statement  Schedules

             Schedule  II  -  Valuation  and  Qualifying Accounts and Allowances

     (b)  Exhibits

Exhibit
Number                                        Description of Exhibit
-------  -------------------------------------------------------------------------------------------------
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

+    Compensatory plan or management agreement.
*    Filed herewith

(1)      Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form
         SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)      Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form
         S-4 (Commission File No. 33- 85730) declared effective by the Securities and Exchange Commission on
         February 3, 1995.
(3)      Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form
         10-QSB for the quarter ended June 30, 1996.
(4)      Incorporated by reference to the respective exhibits filed with Registrant's Current Report on Form 8-K dated December 13, 1996.


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

Dated:  October 12, 2004
                                       GRILL  CONCEPTS,  INC.

                                       By:  ________________________________
                                            Robert  Spivak
                                            President



                                            ________________________________
                                            Philip  Gay
                                            Chief  Financial  Officer

Grill Concepts, Inc. and Subsidiaries                              Schedule  II

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

                         Balance at    Additions        Net         Balance
                         Beginning     Charged to    Deductions     At End
                          Of Year      Operations                   Of Year
                         (restated)    (restated)    (restated)   (restated)
Allowance for
    Doubtful Accounts
Year Ended
     December 30, 2001  $          -  $          -  $          -  $         -
     December 29, 2002  $          -  $     46,000  $          -  $    46,000
     December 28, 2003  $     46,000  $     29,000  $     62,000  $    13,000

(1) The above table was restated for the correction of errors and retroactive adoption of FIN 46 as described in footnote 1 to the financial statements and
Item 7 - Management's Discussion and Analysis of Financial Condition. Balances as previously reported would have changed for the correction of errors, but are identical to the final balances presented above as restated for correction of errors and retroactive adoption of FIN 46.

                          GRILL CONCEPTS, INC. AND SUBSIDIARIES
                       INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                    PAGE
                                                                                    ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                             F-2

CONSOLIDATED BALANCE SHEETS
    AS OF DECEMBER 28, 2003 (RESTATED) AND DECEMBER 29, 2002 (RESTATED)             F-3

CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002 (RESTATED)  F-4
    AND DECEMBER 30, 2001 (RESTATED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002 (RESTATED)  F-5
    AND DECEMBER 30, 2001 (RESTATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEARS ENDED DECEMBER 28, 2003 (RESTATED), DECEMBER 29, 2002 (RESTATED)  F-6
    AND DECEMBER 30, 2001 (RESTATED)

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

As also discussed in Note 1 to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) and has applied the retroactive adoption provisions of FIN 46 in these consolidated annual financial statements.

As discussed in Note 2 to the consolidated financial statements, effective December 31, 2001, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


PricewaterhouseCoopers LLP

March 11, 2004, except for the restatement as described in Note 1 under "Stock Compensation and Miscellaneous Adjustments" which is as of May 14, 2004 and for the restatements as described in Note 1 under "Joint Venture Accounting and Miscellaneous Adjustments" and "Retroactive Adoption of FIN 46" which are as of October 11, 2004 Los Angeles, CA

                                       GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                                     DECEMBER 28,    DECEMBER 29,
                                                                                         2003           2002
                                                                                    --------------  --------------
                                                                                       RESTATED        RESTATED
ASSETS

  CASH AND CASH EQUIVALENTS                                                         $   1,496,000   $   1,290,000
  INVENTORIES                                                                             585,000         482,000
  RECEIVABLES, NET OF RESERVE ($13,000 AND $46,000 IN 2003 AND 2002, RESPECTIVELY)        658,000         483,000
  PREPAID EXPENSES AND OTHER CURRENT ASSETS                                               612,000         532,000
  REIMBURSABLE COSTS RECEIVABLE                                                           580,000         498,000
                                                                                    --------------  --------------
      TOTAL CURRENT ASSETS                                                              3,931,000       3,285,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                             11,061,000      11,088,000

GOODWILL                                                                                  205,000         205,000
LIQUOR LICENSES                                                                           350,000         353,000
RESTRICTED CASH                                                                            72,000         616,000
ADVANCES TO MANAGED OUTLETS                                                                     -          64,000
NOTE RECEIVABLE                                                                           111,000         121,000
OTHER ASSETS                                                                              275,000         351,000
                                                                                    --------------  --------------
      TOTAL ASSETS                                                                  $  16,005,000   $  16,083,000
                                                                                    ==============  ==============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                  $   1,046,000   $   1,018,000
  ACCRUED EXPENSES                                                                      2,400,000       2,226,000
  REIMBURSABLE COSTS PAYABLE                                                              580,000         498,000
  CURRENT PORTION OF LONG-TERM DEBT                                                       298,000         444,000
  CURRENT PORTION NOTES PAYABLE - RELATED PARTIES                                         345,000         372,000
                                                                                    --------------  --------------
      TOTAL CURRENT LIABILITIES                                                         4,669,000       4,558,000

LONG-TERM DEBT                                                                            285,000         584,000
NOTES PAYABLE - RELATED PARTIES                                                           969,000       1,159,000
OTHER LONG-TERM LIABILITIES                                                             2,734,000       1,739,000
                                                                                    --------------  --------------

      TOTAL LIABILITIES                                                                 8,657,000       8,040,000
                                                                                    --------------  --------------

MINORITY INTEREST                                                                       2,058,000       2,811,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
  SERIES I, CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; 1,000,000 SHARES
    AUTHORIZED, NONE ISSUED AND OUTSTANDING IN 2003 AND 2002                                    -               -
  SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE; 1,000,000 SHARES
    AUTHORIZED, 500 SHARES ISSUED AND OUTSTANDING IN 2003 AND 2002, LIQUIDATION                 -               -
    PREFERENCE OF $326,000 AND $276,000 IN 2003 AND 2002, RESPECTIVELY
  COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED IN 2003 AND
    2002, 5,537,071 ISSUED AND OUTSTANDING IN 2003 AND 2002                                     -               -
  ADDITIONAL PAID-IN CAPITAL                                                           13,601,000      13,601,000
  ACCUMULATED DEFICIT                                                                  (8,311,000)     (8,369,000)
                                                                                    --------------  --------------
      TOTAL STOCKHOLDERS' EQUITY                                                        5,290,000       5,232,000
                                                                                    --------------  --------------

      TOTAL LIABILITIES, MINORITY INTEREST  AND STOCKHOLDERS' EQUITY                $  16,005,000   $  16,083,000
                                                                                    ==============  ==============

           The accompanying notes are an integral part of these consolidated financial statements.

                                      GRILL CONCEPTS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                       2003            2002             2001
                                                                   --------------  --------------  --------------
                                                                      RESTATED        RESTATED        RESTATED
REVENUES:
  SALES                                                            $  47,578,000   $  43,336,000   $  46,541,000
  COST REIMBURSEMENTS                                                  9,728,000       7,270,000       3,594,000
  MANAGEMENT AND LICENSE FEES                                          1,037,000         901,000         771,000
                                                                   --------------  --------------  --------------
      TOTAL REVENUES                                                  58,343,000      51,507,000      50,906,000
  COST OF SALES (EXCLUSIVE OF DEPRECIATION, PRESENTED SEPARATELY
  BELOW)                                                              13,274,000      11,927,000      12,915,000
                                                                   --------------  --------------  --------------

      GROSS PROFIT                                                    45,069,000      39,580,000      37,991,000
                                                                   --------------  --------------  --------------

OPERATING EXPENSES:
  RESTAURANT OPERATING EXPENSES                                       29,535,000      27,082,000      28,624,000
  REIMBURSED COSTS                                                     9,772,000       7,557,000       3,594,000
  GENERAL AND ADMINISTRATIVE                                           3,815,000       3,568,000       3,530,000
  DEPRECIATION AND AMORTIZATION                                        1,746,000       1,799,000       1,762,000
  PRE-OPENING COSTS                                                      182,000          69,000         199,000
   GAIN ON SALE OF ASSETS                                                (11,000)        (71,000)       (225,000)
                                                                   --------------  --------------  --------------
      TOTAL OPERATING EXPENSES                                        45,039,000      40,004,000      37,484,000
                                                                   --------------  --------------  --------------
      INCOME (LOSS) FROM OPERATIONS                                       30,000        (424,000)        507,000
INTEREST EXPENSE, NET                                                   (138,000)       (150,000)       (194,000)
INTEREST EXPENSE - RELATED PARTIES                                      (193,000)       (214,000)       (370,000)
                                                                   --------------  --------------  --------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTEREST                                                              (301,000)       (788,000)        (57,000)
PROVISION FOR INCOME TAXES                                               (89,000)        (37,000)        (65,000)
                                                                   --------------  --------------  --------------

LOSS BEFORE MINORITY INTEREST                                           (390,000)       (825,000)       (122,000)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                                448,000         416,000         126,000
                                                                   --------------  --------------  --------------

      NET INCOME (LOSS)                                                   58,000        (409,000)          4,000

  PREFERRED DIVIDENDS ACCRUED                                            (50,000)        (50,000)        (50,000)
                                                                   --------------  --------------  --------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                       $       8,000   $    (459,000)  $     (46,000)
                                                                   ==============  ==============  ==============

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCK:
    BASIC NET INCOME (LOSS)                                        $        0.00   $       (0.08)  $       (0.01)
                                                                   ==============  ==============  ==============
    DILUTED NET INCOME (LOSS)                                      $        0.00   $       (0.08)  $       (0.01)
                                                                   ==============  ==============  ==============
AVERAGE-WEIGHTED SHARES OUTSTANDING:
    BASIC                                                              5,537,071       5,537,071       4,776,741
                                                                   ==============  ==============  ==============
    DILUTED                                                            5,640,842       5,537,071       4,776,741
                                                                   ==============  ==============  ==============

            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                         GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                          SERIES I PREFERRED STOCK      SERIES II PREFERRED STOCK      COMMON STOCK

                                            SHARES         AMOUNT         SHARES         AMOUNT      SHARES     AMOUNT
                                         -------------  ------------  --------------  ------------  ---------  --------
BALANCE, DECEMBER 31, 2000 - RESTATED                -  $          -             500  $          -  4,203,738  $      -

  ISSUANCE OF COMMON STOCK AND WARRANTS              -             -               -             -  1,333,333         -

  NET INCOME - RESTATED                              -             -               -             -          -         -
                                         -------------  ------------  --------------  ------------  ---------  --------

BALANCE, DECEMBER 30, 2001 - RESTATED                -             -             500             -  5,537,071         -

  NET LOSS - RESTATED                                -             -               -             -          -         -
                                         -------------  ------------  --------------  ------------  ---------  --------

BALANCE, DECEMBER 29, 2002 - RESTATED                -             -             500             -  5,537,071         -

  NET INCOME - RESTATED                              -             -               -             -          -         -
                                         -------------  ------------  --------------  ------------  ---------  --------

BALANCE, DECEMBER 28, 2003 - RESTATED                -  $          -             500  $          -  5,537,071  $      -
                                         =============  ============  ==============  ============  =========  ========


                                         ADDITIONAL
                                           PAID-IN     ACCUMULATED
                                           CAPITAL       DEFICIT        TOTAL
                                         -----------  -------------  -----------
                                          RESTATED      RESTATED      RESTATED
BALANCE, DECEMBER 31, 2000 - RESTATED    $11,520,000  $ (7,964,000)  $3,556,000

  ISSUANCE OF COMMON STOCK AND WARRANTS    2,081,000             -    2,081,000

  NET INCOME - RESTATED                            -         4,000        4,000
                                         -----------  -------------  -----------

BALANCE, DECEMBER 30, 2001 - RESTATED     13,601,000    (7,960,000)   5,641,000

  NET LOSS - RESTATED                              -      (409,000)    (409,000)
                                         -----------  -------------  -----------

BALANCE, DECEMBER 29, 2002 - RESTATED     13,601,000    (8,369,000)   5,232,000

  NET INCOME - RESTATED                            -        58,000       58,000
                                         -----------  -------------  -----------

BALANCE, DECEMBER 28, 2003 - RESTATED    $13,601,000  $ (8,311,000)  $5,290,000
                                         ===========  =============  ===========

             The accompanying notes are an integral part of these consolidated financial statements.

                                          GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                               2003            2002           2001
                                                                          --------------  --------------  --------------
                                                                             RESTATED        RESTATED        RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                       $      58,000   $    (409,000)  $       4,000
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
      DEPRECIATION AND AMORTIZATION                                           1,746,000       1,799,000       1,762,000
      STOCK BASED COMPENSATION EXPENSE (INCOME)                                 168,000               -         (15,000)
      GAIN ON SALE OF ASSETS                                                    (11,000)        (71,000)       (225,000)
      MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                            (448,000)       (416,000)       (126,000)
      CHANGES IN OPERATING ASSETS AND LIABILITIES:
        INVENTORIES                                                            (103,000)        124,000         (49,000)
        RECEIVABLES                                                            (175,000)        120,000          53,000
        REIMBURSABLE COSTS RECEIVABLE                                           (82,000)       (244,000)        (16,000)
        PREPAID EXPENSES AND OTHER CURRENT ASSETS                               (95,000)         54,000        (341,000)
        OTHER ASSETS                                                             34,000         102,000         (89,000)
        ACCOUNTS PAYABLE                                                         28,000        (208,000)       (265,000)
        ACCRUED EXPENSES                                                        (80,000)       (382,000)        670,000
        REIMBURSABLE COSTS PAYABLE                                               82,000         244,000          16,000
        OTHER LIABILITIES                                                      (138,000)       (182,000)       (137,000)
                                                                          --------------  --------------  --------------

            NET CASH PROVIDED BY OPERATING ACTIVITIES                           984,000         531,000       1,242,000
                                                                          --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  PURCHASE OF FURNITURE, EQUIPMENT AND IMPROVEMENTS                          (1,661,000)     (1,341,000)     (1,419,000)
  CHANGE IN RESTRICTED CASH FOR DAILY GRILL AT CONTINENTAL PARK, LLC            544,000        (616,000)              -
  PROCEEDS FROM SALE OF FIXED ASSETS                                             26,000         175,000         655,000
  (ADVANCE TO) REPAYMENTS FROM MANAGED OUTLETS                                   64,000         (64,000)              -
  PURCHASE OF LIQUOR LICENSES                                                   (12,000)              -         (31,000)
                                                                          --------------  --------------  --------------
            NET CASH USED IN INVESTING ACTIVITIES                            (1,039,000)     (1,846,000)       (795,000)
                                                                          --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  TENANT IMPROVEMENT ALLOWANCES                                               1,133,000               -               -
  RETURN OF CAPITAL, PREFERRED RETURN AND PROFIT TO MINORITY  MEMBER ON
    SAN JOSE GRILL LLC                                                         (275,000)       (167,000)        (90,000)
  PROCEEDS FROM MINORITY MEMBERS' INVESTMENTS                                    50,000       1,047,000       1,200,000
  NOTE RECEIVABLE COLLECTIONS                                                    15,000               -               -
  PAYMENTS ON LONG TERM DEBT AND BANK LOANS                                    (445,000)       (410,000)     (1,599,000)
  PAYMENTS ON RELATED PARTY DEBT                                               (217,000)       (196,000)       (189,000)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                                              -               -       1,861,000
                                                                          --------------  --------------  --------------

            NET CASH PROVIDED BY FINANCING ACTIVITIES                           261,000         274,000       1,183,000
                                                                          --------------  --------------  --------------

            NET INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                       206,000      (1,041,000)      1,630,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  1,290,000       2,331,000         701,000
                                                                          --------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   1,496,000   $   1,290,000   $   2,331,000
                                                                          ==============  ==============  ==============

SUPPLEMENTAL CASH FLOWS INFORMATION:
  CASH PAID DURING THE YEAR FOR:
    INTEREST                                                              $     260,000   $     321,000   $     480,000
    INCOME TAXES                                                          $     175,000   $     100,000   $      28,000
  NON-CASH TRANSACTIONS:
    NOTE RECEIVABLE FROM SALE OF ASSETS                                   $           -   $     117,000               -

               The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 28, 2003, the Company owned and operated fourteen restaurants, consisting of eight Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood (The Grill on Hollywood, LLC); one Daily Grill in Washington, D.C.; and one Daily Grill in Virginia. Each of the Company's restaurants is owned and operated on a non-franchise basis by the Company. In addition the Company manages five Daily Grill restaurants and licenses three additional Daily Grill restaurants. During 2002 the San Jose City Bar and Grill which had been operated under a management agreement was converted to a license agreement.

     RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

     The accompanying consolidated financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003 have been restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company's ventures, record costs and revenues associated with reimbursed costs under management agreements, and make other miscellaneous corrections.

     Additionally, while the Company initially believed the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) would not have a material effect on the Company, the restatements discussed below changed the expected impact of FIN 46. As a result the Company considered Fin 46 and its adoption effective December 29, 2003 (the first day of fiscal year 2004), as reported in its Amended Quarterly Report on Form 10-Q/A for the quarterly period ended March 28, 2004 filed on October 15, 2004. The Company now believes the adoption of FIN 46 will have a material effect and will apply the retroactive adoption provisions of FIN 46 in these restated annual financial statements. The following sections discuss separately the adjustments to correct the prior errors, and those to retroactively apply the provisions of FIN 46. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on annual diluted earnings per share has been identified below.)

     CORRECTIONS OF ERRORS
     ---------------------

     Stock Compensation and Miscellaneous Adjustments

     In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28,

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $15,000 in fiscal year 2000 (which was recorded in the accompanying financial statements as an increase to opening accumulated deficit); decrease operating expenses and increase net income by $15,000 in fiscal year 2001; and increase operating expenses and decrease net income by $168,000 ($0.03 per share) in fiscal year 2003. Of the $168,000 of higher compensation cost recognized in fiscal 2003, $5,000, $135,000 and $35,000 were recognized in the first, second and fourth quarters, respectively, which were offset by a $7,000 credit in the third quarter.

     In addition to this change, the Company also recorded additional general and administrative expense of $28,000 ($0.01 per share) in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. The Company also reduced restaurant operating expenses by $20,000 in fiscal year 2001 to correctly state rent expense which should have been recognized in fiscal year 2000. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998.

     Joint Venture Accounting and Miscellaneous Adjustments

     Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9 In August 2004, the Company reevaluated its consolidation policies with respect to its investments in four restaurants held by limited liability companies (LLCs). Previously, all four of the LLCs were consolidated due to the Company's majority ownership in these entities. However, the terms of three agreements gave the minority interests certain voting rights which, when evaluated under the relevant terms of Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures," precluded consolidation. Therefore, the Company restated previously reported results to show the investments in the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC under the equity method, rather than as consolidated subsidiaries. The fourth LLC, The Grill on Hollywood, LLC, remained consolidated. There was no impact on net income as a result of this change. See further discussion below regarding other errors in the accounting for the Company's joint ventures and the consolidation of all the Company's partially-owned entities upon the adoption of FIN 46.

     Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000, upon completion of the initial build-out, it converted approximately $1.2 million of the loan into capital.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted capital amounts under an identical payment/amortization schedule as the original note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

     Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest based on capital contribution reduced by 40% of the venture's losses and any return of capital. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

     In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity, and upon adoption of FIN 46, as a liability of the Company. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given that MAG had no equity at risk. The impact of these adjustments was to increase the equity in loss of joint ventures by $7,000, $256,000 ($0.06 per share), $243,000 ($0.05 per share),
     $148,000 ($0.03 per share) and $118,000 ($0.02 per share) for each of the fiscal years in the period from 1999 to 2003, respectively. The cumulative impact of $263,000 for fiscal years 1999 and 2000 was recorded as an increase to the opening accumulated deficit as of December 31, 2000 in the accompanying financial statements. On a quarterly basis, the equity in loss of joint ventures was increased/(decreased) $71,000, $34,000, $59,000 and ($36,000) in the respective quarters of 2002 and by $60,000, $41,000, $40,000 and ($23,000) in the respective quarters of 2003.

     As described below, the Company has elected to apply the retroactive adoption policies of FIN 46 which has resulted in treating Chicago - The Grill on the Alley, LLC as a consolidated entity. Once consolidated, the impact of these adjustments was to increase interest expense by $39,000 ($0.01 per share), $100,000 ($0.02 per share), $81,000 ($0.02 per share)
     and $74,000 ($0.01 per share) for each of the fiscal years in the period from 2000 to 2003, respectively, and to decrease the minority interest in loss of subsidiaries by $7,000, $217,000 ($0.05 per share), $143,000 ($0.03 per share), $67,000 ($0.01 per share) and $44,000 ($0.01 per share) for each of the fiscal years in the period from 1999 to 2003, respectively. Quarterly interest expense was increased by $21,000 in the first quarter of 2002 and $20,000 in the last three quarters of 2002, and by $19,000 in the first two quarters of 2003 and by $18,000 in the last two quarters. On a quarterly basis, the minority interest in loss of subsidiaries was (decreased)/increased by ($50,000), ($14,000), ($39,000) and $36,000 in the
     respective quarters of 2002 and by ($41,000), ($22,000), ($22,000) and
     $41,000 in the respective quarters of 2003.

     Chicago Grill on the Alley Warrants
     In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital, by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and increase the Company's investment in the venture by $322,000 in 1999 which was subsequently reduced by the amortization which increased the equity in loss of joint ventures by $26,000 ($0.01 per share), $33,000 ($0.01 per share), $40,000 ($0.01 per share), $39,000 ($0.01 per share) and $38,000 ($0.01 per share) for each of the fiscal years from 1999 to 2003, respectively. The cumulative impact of $59,000 related to fiscal years 1999 and 2000 was recorded as an increase to the opening accumulated deficit as of December 31, 2000 in the accompanying financial statements. Equity in loss of joint ventures was increased by $10,000 in the first three quarters of 2002, by $9,000 in the last quarter 2002 and by $10,000 in the first two quarters of 2003 and by $9,000 in the last two quarters of 2003. Upon adoption of FIN 46 and consolidation of this entity, these adjustments increased interest expense.

     Other Joint Venture Loss Allocations
     The Company also reviewed its accounting for its other joint ventures, specifically, those that had been generating losses. Based on the terms of these agreements, losses are typically allocated in proportion to the recorded amount of each member capital account balances. The recorded capital balances differ from the actual ownership percentages and the method to distribute cash flows in the event of a liquidation of the venture. As noted above, while the Company usually has a majority ownership percentage, the minority partner usually contributes the majority of the initial capital. The venture agreements specify that the minority member is entitled to cash distributions before the Company so that its investment is returned prior to the Company's.

     The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics of the investments. The Company determined that a hypothetical liquidation at book value model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period.

     Therefore, for the consolidated Hollywood venture, the minority interest in loss of subsidiaries and net income were reduced by $92,000 ($0.02 per share) and increased by $23,000 and $12,000 for fiscal years 2001 through 2003, respectively. Minority interest in loss of subsidiaries was increased by $5,000, $12,000 and $7,000 in the first three quarters of 2002, respectively, and decreased by $1,000 in the last quarter. Minority interest in loss of subsidiaries was decreased by $7,000, $1,000, $3,000 and $1,000 in the first through fourth quarters of 2003.

     For the San Jose, Continental Park and Universal ventures accounted for under the equity method, the Company increased the equity in loss of joint ventures by $108,000 for fiscal year 1998 and decreased the equity in loss of joint ventures by $149,000 ($0.04 per share) and $18,000 for fiscal years 1999 and 2000, respectively. The cumulative adjustment of $59,000 was recorded as a reduction to opening accumulated deficit as of December 31, 2000 in the accompanying financial statements. The Company also increased the equity in loss of joint ventures by $107,000 ($0.02 per share) and $72,000 ($0.01 per share) for fiscal years 2001 and 2002, respectively, and reduced the equity in loss of joint ventures by $14,000 for fiscal year 2003. Quarterly losses related to the equity

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     investments were increased/(decreased) by $12,000, $5,000, ($1,000) and $55,000 in the first through fourth quarters of fiscal year 2002. Quarterly losses related to the equity investments were increased/(decreased) by $30,000, ($17,000), ($24,000) and ($3,000) in the first through fourth quarters of fiscal year 2003, respectively. Upon adoption of FIN 46 and consolidation of these entities, these adjustments reduced the minority interest in loss of subsidiaries in fiscal years 2001 and 2002 and increased the minority interest in loss of subsidiaries in fiscal year 2003.

     Reimbursed Costs
     The Company operates a number of restaurants under management agreements whereby it is responsible for the operation of each restaurant. For its services, the Company typically receives a management fee based on a percentage of revenue, an incentive fee which is usually a profit sharing arrangement (collectively, "Fees") and a reimbursement of the Company's direct costs of operating the restaurant. Management agreements are in place for restaurants in which the Company has an ownership percentage as well as a number of restaurants in which the Company has a non-controlling ownership. For non-consolidated restaurants, the Company previously only reflected its Fees as revenue in the consolidated accounts. In August 2004, the Company reviewed these arrangements considering the primary obligor criteria as described in EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred." Under the terms of the management agreements, the Company is hired as an independent contractor and is responsible for settlement of all liabilities of the restaurant. Additionally, all employees are employees of the Company, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EITF 01-14 and EITF 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent," the Company determined it should recognize the reimbursement of restaurant expenses of the unconsolidated outlets in its financial statements and the related expenses.

     In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant totaling $287,000 ($0.05 per share) in fiscal year 2002 and $44,000 ($0.01 per share) in fiscal year 2003 should have been expensed in the period incurred instead of capitalized and deferred.

     The impact of these adjustments was to increase revenues by $13,497,000, $16,587,000 and $24,024,000 in fiscal years 2001 to 2003, respectively and to increase operating expenses by $13,497,000, $16,874,000 and $24,068,000 in fiscal years 2001 to 2003, respectively. There was no impact on opening accumulated deficit as of December 31, 2000 as all expenses prior to that date were fully reimbursed. Upon retroactive adoption of FIN 46, both the revenue and expense adjustments were reduced by $9,903,000, $9,317,000 and $14,296,000 in fiscal years 2001 to 2003, respectively, to reflect the consolidation of the LLCs and partnership. Quarterly revenues were increased by $3,819,000, $3,714,000, $4,354,000 and $4,700,000 in the first through fourth quarters of 2002, respectively, and by $6,806,000, $5,437,000, $5,432,000 and $6,349,000 in the first through fourth quarters of 2003, respectively. Quarterly operating expenses were increased by $3,819,000, $4,001,000, $4,354,000 and $4,700,000 in the first through fourth quarters of 2002, respectively, and by $6,806,000, $5,437,000, $5,432,000 and $6,393,000 in the first through fourth quarters of 2003, respectively.

     Accounting for Lease Incentives
     In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $974,000 and $835,000 as of December 29, 2002 and December 28, 2003, respectively. There was no impact on net income as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $139,000 for each year in two-year period ended December 29, 2004 and $140,000 in the year ended December 28, 2003 and by $35,000 in each quarter during fiscal year 2002 and 2003. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,414,000 and $1,238,000 as of December 29, 2002 and December 28, 2003, respectively, and increased depreciation expense and decreased restaurant operating expenses by $176,000 in fiscal years 2001 through 2003.

     Other Equity Award Adjustments
     The Company recorded additional interest expense of $13,000, $17,000, $19,000 and

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     $19,000 for fiscal years 2000, 2001, 2002 and 2003, respectively, to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was also increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The amortization adjustments increased interest expense and reduced net income by approximately $5,000 in each quarter of fiscal year 2002 and 2003. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.

     RETROACTIVE ADOPTION OF FIN 46
     ------------------------------

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." The Company has elected to retroactively adopt the provisions of FIN
     46. The impact of the adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill. There is no impact on net income (loss) in any period as a result of the retroactive adoption of FIN
     46. Errors in the prior accounting for these entities were discussed in the preceding sections. The restatement adjustment gives effect to the consolidation of these entities. See further discussion of the adoption of FIN 46 under the accounting policy note below.

     SUMMARY
     -------

     The above revisions impacted the balance sheets as of December 28, 2003 and December 29, 2002, and the statements of operations, of stockholders' equity and of cash flows for each of the years in the three year period ended December 28, 2003. Quarterly data for the years ended December 28, 2003 and December 29, 2003 included in Note 12 have also been restated.

     The revisions have had no impact on our income tax provisions.

     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amounts in the following tables are in thousands:

                                               December 28, 2003                                December 29, 2002
                              -------------------------------------------------  -------------------------------------------------
                                   As         As restated        As restated          As         As restated        As restated
                               previously    for correction    for correction     previously    for correction    for correction
                                reported       of errors          of errors        reported       of errors          of errors
                                  (1)                          and retroactive       (1)                          and retroactive
                                                                  adoption                                           adoption
                                                                  of FIN 46                                          of FIN 46
Current assets:
  Cash and cash equivalents   $     1,473   $           972   $          1,496   $     1,275   $           581   $          1,290
  Inventories                         570               355                585           469               284                482
  Receivables                         741               747                658           549               488                483
  Reimbursable costs
    receivable                          -             1,503                580             -             1,227                498
  Prepaid and other current
    assets                            608               535                612           527               486                532
                              -------------------------------------------------  -------------------------------------------------
    Total current assets            3,392             4,112              3,931         2,820             3,066              3,285

Furniture, equipment
and improvements                    9,020             5,690             11,061         8,768             5,969             11,088

Goodwill                              205               205                205           205               205                205
Liquor licenses                       330               264                350           332               273                353
Restricted cash                        72                 -                 72           616                 -                616
Advances to managed outlets           331                 -                  -           351                64                 64
Note receivable                       111               111                111           121               121                121
Other assets                          426             1,320                275           452             1,834                351
                              -------------------------------------------------  -------------------------------------------------
Total Assets                  $    13,887   $        11,702   $         16,005   $    13,665   $        11,532   $         16,083
                              =================================================  =================================================

Current liabilities:
  Accounts payable            $       998   $           676   $          1,046   $       978   $           746   $          1,018
  Accrued expenses                  2,315             1,134              2,400         2,129             1,339              2,226
  Reimbursable costs payable            -             1,503                580             -             1,227                498
  Current portion of debt             254                82                298           403               230                444
  Note payable related party          269               346                345           306               272                372
                              -------------------------------------------------  -------------------------------------------------
    Total current
      liabilities                   3,836             3,741              4,669         3,816             3,814              4,558
                              -------------------------------------------------  -------------------------------------------------

Long term debt                        283               106                285           538               216                584
Note payable related party            323               230                969           438               338              1,159
Other long term liabilities         1,496             1,632              2,734           325             1,076              1,739
                              -------------------------------------------------  -------------------------------------------------
    Total liabilities               5,938             5,709              8,657         5,117             5,444              8,040
                              -------------------------------------------------  -------------------------------------------------

Minority interest                   1,521               703              2,058         2,370               856              2,811
Stockholders' equity
  Preferred stock
  Common stock
  Additional paid-in capital       13,207            13,601             13,601        13,207            13,601             13,601
  Accumulated deficit              (6,779)           (8,311)            (8,311)       (7,029)           (8,369)            (8,369)
                              -------------------------------------------------  -------------------------------------------------
    Total stockholders'
      equity                        6,428             5,290              5,290         6,178             5,232              5,232
                              -------------------------------------------------  -------------------------------------------------
    Total liabilities,
      minority interest and
      stockholders' equity    $    13,887   $        11,702   $         16,005   $    13,665   $        11,532   $         16,083
                              =================================================  =================================================

                                             GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     December 28, 2003                           December 29, 2002
                                     ---------------------------------------------  -------------------------------------------
                                          As             As         As restated          As            As         As restated
                                      previously      restated     for correction    previously     restated          for
                                       reported         for        of errors and      reported         for       correction of
                                          (1)        correction     retroactive         (1)         correction    errors and
                                                     of errors      adoption of                     of errors     retroactive
                                                                       FIN 46                                     adoption of
                                                                                                                    FIN 46
Revenues
  Sales                              $     45,427   $    33,577   $        47,578   $    41,286   $    32,820   $       43,336
  Cost reimbursements                           -        24,024             9,728             -        16,587            7,270
  Management Fees                           1,147         1,401             1,037         1,006         1,250              901
                                     ---------------------------------------------  -------------------------------------------
    Total Revenues                         46,574        59,002            58,343        42,292        50,657           51,507
Cost of sales                              12,743         9,208            13,274        11,434         8,829           11,927
                                     ---------------------------------------------  -------------------------------------------
    Gross Profit                           33,831        49,794            45,069        30,858        41,828           39,580
                                     ---------------------------------------------  -------------------------------------------
Operating expenses
  Restaurant and operating                 28,150        20,464            29,535        25,678        20,494           27,082
expenses
  Reimbursed costs                              -        24,068             9,772             -        16,874            7,557
  General and administrative                3,815         3,815             3,815         3,568         3,568            3,568
  Depreciation and
amortization                                1,461         1,146             1,746         1,492         1,248            1,799
  Pre-opening costs                           182            59               182            69             -               69
  Gain on sale of assets                      (12)          (11)              (11)          (71)          (71)             (71)
                                     ---------------------------------------------  -------------------------------------------
    Total operating expenses               33,596        49,541            45,039        30,736        42,113           40,004
                                     ---------------------------------------------  -------------------------------------------
Income (loss) from operations                 235           253                30           122          (285)            (424)

Interest expense, net                        (138)          (86)             (138)         (150)          (86)            (150)
Interest expense - related
parties                                       (56)          (56)             (193)          (64)          (64)            (214)
                                     ---------------------------------------------  -------------------------------------------
Income (loss) before provision
from income taxes, minority                    41           111              (301)          (92)         (435)            (788)
interest and equity in loss of
joint venture
Provision for income taxes                    (89)          (75)              (89)          (37)          (30)             (37)
                                     ---------------------------------------------  -------------------------------------------
Income (loss) before minority
interest and equity in loss of                (48)           36              (390)         (129)         (465)            (825)
joint venture
Minority interest in loss of                  317           153               448           285           292              416
subsidiaries
Equity in loss of joint venture               (19)         (131)                -           (23)         (236)               -
                                     ---------------------------------------------  -------------------------------------------
Net income (loss)                             250            58                58           133          (409)            (409)
Preferred dividends accrued                   (50)          (50)              (50)          (50)          (50)             (50)
                                     ---------------------------------------------  -------------------------------------------
Net income (loss) available for
common shareholders                  $        200   $         8   $             8   $        83   $      (459)  $         (459)
                                     =============================================  ===========================================

Net income per share
applicable to common stock :
Basic Net Income                             0.04          0.00              0.00          0.02         (0.08)           (0.08)
Diluted Net Income                           0.04          0.00              0.00          0.02         (0.08)           (0.08)

Average-weighted shares
outstanding
Basic                                       5,537         5,537             5,537         5,537         5,537            5,537
Diluted                                     5,641         5,641             5,641         5,552         5,537            5,537


                                             GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                     December 28, 2003                           December 29, 2002
                                     ---------------------------------------------  -------------------------------------------
                                          As             As         As restated          As           As          As restated
                                      previously      restated     for correction    previously    restated           for
                                       reported         for        of errors and      reported        for        correction of
                                          (1)        correction     retroactive         (1)      correction of    errors and
                                                     of errors      adoption of                     errors        retroactive
                                                                       FIN 46                                     adoption of
                                                                                                                    FIN 46
Cash flows from operating
  activities:
  Net income (loss)                  $        250   $        58   $            58   $       133   $      (409)  $         (409)
Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation and
    amortization                            1,461         1,146             1,746         1,492         1,248            1,799
  Gain on sale of assets                      (12)          (11)              (11)          (71)          (71)             (71)
  Minority interest in net loss of
    subsidiaries                             (317)         (153)             (448)         (285)         (292)            (416)
  Stock based compensation
    expense (income)                          168           168               168             -             -                -
  Equity in loss of joint venture              19           131                 -            23           236                -
Changes in operating assets
  and liabilities
  Inventories                                (101)          (71)             (103)          121            75              124
  Receivables                                (192)         (259)             (175)           53           (18)             120
  Reimbursable costs
    receivable                                  -          (276)              (82)            -          (132)            (244)
  Prepaid expenses and other
    current assets                            (96)          (59)              (95)           33            47               54
  Other assets                                 15           336                34            78          (608)             102
  Accounts payable                             20           (74)               28          (201)         (164)            (208)
  Accrued expenses                            (68)         (374)              (80)         (367)         (490)            (382)
  Reimbursable costs payable                    -           276                82             -           132              244
  Other long term liabilities                  38          (111)             (138)           (6)         (188)            (182)
                                     ---------------------------------------------  -------------------------------------------
    Net cash provided by (used
      in)operating activities               1,185           727               984         1,003          (634)             531
                                     ---------------------------------------------  -------------------------------------------

Cash flows from investing
  activities:
  Purchase of furniture,
    equipment & improvements               (1,656)         (814)           (1,661)       (1,335)         (567)          (1,341)
  Restricted cash                             544             -               544          (616)            -             (616)
  Proceeds from sale of fixed
    assets                                     26            26                26           175           175              175
  Advance to managed outlets                   20            64                64          (351)          (64)             (64)
  Purchase of liquor licenses                 (12)            -               (12)            -             -                -
  Additional investment in
    CityWalk                                  (50)            -                 -           (47)          (47)               -
                                     ---------------------------------------------  -------------------------------------------
    Net cash used in investing
      activities                           (1,128)         (724)           (1,039)       (2,174)         (503)          (1,846)
                                     ---------------------------------------------  -------------------------------------------

Cash flows from financing
    activities:
  Tenant improvement
    allowances                              1,133           665             1,133             -             -                -
  Return of capital to minority
    member on San Jose Grill
    LLC                                      (275)            -              (275)         (167)            -             (167)
  Proceeds from minority
    members investment in
    LLC's                                       -            15                50         1,000             -            1,047
  Preferred return to minority
    member of Chicago - The
    Grill on the Alley, LLC                  (176)            -                            (176)            -
  Note receivable collections                  15                              15             -             -                -
  Payments on long term debt
    and bank loans                           (404)         (258)             (445)         (371)         (241)            (410)
  Payments on related party
    debt                                     (152)          (34)             (217)         (140)          (16)            (196)
  Proceeds from issuance of
    common stock                                -             -                 -             -             -                -
                                     ---------------------------------------------  -------------------------------------------
    Net cash provided from
    financing activities                      141           388               261           146          (257)             274
                                     ---------------------------------------------  -------------------------------------------

Net increase (decrease) in
  cash and cash equivalents                   198           391               206        (1,025)       (1,394)          (1,041)
Cash and cash equivalents,
  beginning of the year                     1,275           581             1,290         2,300         1,975            2,331
                                     ---------------------------------------------  -------------------------------------------
Cash and cash equivalents,
    end of the year                  $      1,473   $       972   $         1,496   $     1,275   $       581   $        1,290
                                     =============================================  ===========================================


                                                  December 30, 2001
                                     -------------------------------------------
                                          As            As         As restated
                                      previously     restated          for
                                       reported        for        correction of
                                         (1)        correction     errors and
                                                    of errors      retroactive
                                                                   adoption of
                                                                     FIN 46
Revenues
  Sales                              $    44,529   $    35,635   $       46,541
  Cost reimbursements                          -        13,497            3,594
  Management Fees                            872         1,097              771
                                     -------------------------------------------
    Total Revenues                        45,401        50,229           50,906
Cost of sales                             12,416         9,545           12,915
                                     -------------------------------------------
    Gross Profit                          32,985        40,684           37,991
                                     -------------------------------------------
Operating expenses
  Restaurant and operating                27,263        21,702           28,624
expenses
  Reimbursed costs                             -        13,497            3,594
  General and administrative               3,530         3,529            3,530
  Depreciation and
amortization                               1,457         1,216            1,762
  Pre-opening costs                          199           199              199
  Gain on sale of assets                    (225)         (225)            (225)
                                     -------------------------------------------
    Total operating expenses              32,224        39,918           37,484
                                     -------------------------------------------
Income (loss) from operations                761           766              507
Interest expense, net                       (182)          (93)            (194)
Interest expense - related
parties                                     (212)         (212)            (370)
                                     -------------------------------------------
Income (loss) before provision
from income taxes, minority
interest and equity in loss of
joint venture                                367           461              (57)
Provision for income taxes                   (65)          (64)             (65)
                                     -------------------------------------------
Income (loss) before minority
interest and equity in loss of
joint venture                                302           397             (122)
Minority interest in loss of
subsidiaries                                 211            52              126
Equity in loss of joint venture               (9)         (445)               -
                                     -------------------------------------------
Net income (loss)                            504             4                4
Preferred dividends accrued                  (50)          (50)             (50)
                                     -------------------------------------------
Net income (loss) available for
common shareholders                  $       454   $       (46)  $          (46)
                                     ===========================================

Net income per share
applicable to common stock :
Basic Net Income                     $      0.10   $     (0.01)  $        (0.01)
Diluted Net Income                   $      0.09   $     (0.01)  $        (0.01)

Average-weighted shares
outstanding
Basic                                      4,777         4,777            4,777
Diluted                                    4,866         4,777            4,777


                                                  December 30, 2001
                                     -------------------------------------------
                                          As            As         As restated
                                      previously     restated          for
                                       reported        for        correction of
                                         (1)        correction     errors and
                                                    of errors      retroactive
                                                                   adoption of
                                                                     FIN 46
Cash flows from operating
  activities:
  Net income (loss)                  $       504   $         4   $            4
Adjustments to reconcile net
income to net cash provided
by operating activities:
  Depreciation and
    amortization                           1,457         1,216            1,762
  Gain on sale of assets                    (225)         (225)            (225)
  Minority interest in net loss of
    subsidiaries                            (211)          (52)            (126)
  Stock based compensation
    expense (income)                         (15)          (15)             (15)
  Equity in loss of joint venture              9           445                -
Changes in operating assets
  and liabilities
  Inventories                                (49)          (34)             (49)
  Receivables                                 (1)          320               53
  Reimbursable costs
    receivable                                 -           (60)             (16)
  Prepaid expenses and other
    current assets                          (303)         (308)            (341)
  Other assets                               (56)         (509)             (89)
  Accounts payable                          (241)         (215)            (265)
  Accrued expenses                           488         1,034              670
  Reimbursable costs payable                   -            60               16
  Other long term liabilities                 39          (913)            (137)
                                     -------------------------------------------
    Net cash provided by (used
      in)operating activities              1,396           748            1,242
                                     -------------------------------------------

Cash flows from investing
  activities:
  Purchase of furniture,                  (1,423)       (1,448)          (1,419)
    equipment & improvements
  Restricted cash                              -                              -
  Proceeds from sale of fixed
    assets                                   655           655              655
  Advance to managed outlets                   -             -                -
  Purchase of liquor licenses                (31)          (31)             (31)
  Additional investment in
    CityWalk                                   -             -                -
                                     -------------------------------------------
    Net cash used in investing
      activities                            (799)         (824)            (795)
                                     -------------------------------------------

Cash flows from financing
    activities:
  Tenant improvement
    allowances                                 -             -                -
  Return of capital to minority
    member on San Jose Grill
    LLC                                      (90)            -              (90)
  Proceeds from minority
    members investment in
    LLC's                                  1,200         1,200            1,200
  Preferred return to minority
    member of Chicago - The
    Grill on the Alley, LLC                 (191)            -
  Note receivable collections                  -             -                -
  Payments on long term debt
    and bank loans                        (1,562)       (1,239)          (1,599)
  Payments on related party
    debt                                    (138)         (138)            (189)
  Proceeds from issuance of
    common stock                           1,861         1,861            1,861
                                     -------------------------------------------
    Net cash provided from
    financing activities                   1,080         1,684            1,183
                                     -------------------------------------------

Net increase (decrease) in
  cash and cash equivalents                1,677         1,608            1,630
Cash and cash equivalents,
  beginning of the year                      623           367              701
                                     -------------------------------------------
Cash and cash equivalents,
    end of the year                  $     2,300   $     1,975   $        2,331
                                     ===========================================

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) The Company previously restated its consolidated financial statements as of December 28, 2003 and December 29, 2002 and for each of the three years in the period ended December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to decrease operating expenses and increase net income by $35,000 in fiscal year 2001 and to increase operating expenses and decrease net income by $196,000 in fiscal year 2003. Net income per share increased from $0.09 to $0.10 in fiscal year 2001, did not change in fiscal year 2002 and decreased from $0.07 to $0.04 in fiscal year 2003 as a result of these adjustments. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Amended Annual Report on Form 10-K/A filed on May 27, 2004.


1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     LIQUIDITY

     At December 28, 2003, the Company had a working capital deficit of $0.7 million and a cash balance of $1.5 million as compared to a working capital deficit of $1.3 million and a cash balance of $1.3 million at December 29, 2002. The increase in the Company's cash was primarily attributable to cash provided by operations of $1.0 million and tenant improvement allowances of $1.1 million, partially offset by purchases of fixed assets ($1.7 million) and repayment of debt ($0.7 million). The Company has generated positive operating cash flows in each of the last six years.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $0.5 million to $1.2 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and preferred stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $1.4 million in 2001, $1.3 million in 2002 and $1.7 million in 2003. Capital expenditures in fiscal 2004 are expected to be between $0.2 million and $2.2 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants.

     At December 28, 2003, the Company had a bank credit facility with nothing owing, an obligation to a member of Chicago - The Grill on the Alley, LLC of $1.1 million for a guaranteed return of its invested capital, loans from stockholders/officers/directors of $0.2

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     million, equipment loans of $0.5 million, and loans/advances from a landlord of $0.1 million. Although no amounts have been borrowed under the credit facility since 2001, availability under the line has been reducing in accordance with its terms. Borrowings available to the Company under the credit facility are $0.5 million at December 28, 2003 and will ratably reduce until October 2004 when it expires.

     In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the proposed new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The proposed facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The proposed credit facility is subject to execution of definitive loan documents that, as of June, 2004, have been executed.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

     The consolidated financial statements for the period ended December 28, 2003 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., and one of its majority-owned subsidiaries, The Grill on Hollywood, LLC. The Company's three other majority-owned subsidiaries, The San Jose Grill LLC (a California Limited Liability Company), Chicago - The Grill on the Alley, LLC, and the Daily Grill at Continental Park, LLC and Universal Grill Concepts, Inc.'s investment in the Universal CityWalk Daily Grill joint venture are presented in these restated financial statements as consolidated entities due to the Company's election to retroactively apply the provisions of FIN 46, which it adopted effective December 29, 2003 (the first day of fiscal year 2004). All significant intercompany accounts and transactions for the periods presented have been eliminated in consolidation. Prior to the adoption of FIN 46, the equity method of accounting was used to account for the Company's interests in The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, the Daily Grill at Continental Park, LLC and Universal Grill Concepts, Inc.'s investment in the Universal CityWalk Daily Grill.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company allocates profits and losses to the minority interest in its partially-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company's ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture's assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss.

     Under FIN 46, an entity is considered to be a variable interest entity ("VIE") when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE's expected losses or residual returns if they occur.

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill joint partnership. The Company has determined it is the primary beneficiary for all these entities as discussed below.

     In connection with the building of a new restaurant, in May 2002, a limited liability company was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened January 16, 2003. The Daily Grill at Continental Park LLC is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Daily Grill at Continental Park LLC as of and for the year ended December 28, 2003 were approximately $2.1 million and $2.7 million, respectively.

     In connection with the building of a new restaurant, in July 2001, a limited liability company was formed for the operation of "The Grill on Hollywood" restaurant in Hollywood, California of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member and a tenant improvement allowance of up to $1,015,000 received from the landlord. The Company contributed $250,000 to the limited liability company. Due to the Company's controlling interest, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     restaurant sales of the Grill on Hollywood as of and for the year ended December 28, 2003 were approximately $1.0 million and $2.9 million, respectively.

     In connection with the building of a new restaurant, in February 1999, a limited liability company was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the minority interest member of the limited liability company and $750,000 of equipment financing. Chicago - The Grill on the Alley is considered a variable interest entity for which the company is the primary beneficiary. As a result of the adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company. Under the terms of the joint venture agreement, the limited liability company is obligated to repay both the capital contribution of the minority interest member and the loan, both of which accrue interest at eight percent per annum. The Company has guaranteed the joint venture's repayment of both the loan and the contributed capital and therefore recorded the full amount of this obligation as part of related party debt versus minority interest. Losses generated by the limited liability company have been recognized in the Company's statement of operations with no allocation to the minority interest. Total assets and revenues of Chicago - The Grill on the Alley LLC as of and for the year ended December 28, 2003 were approximately $2.0 million and $4.9 million, respectively.

     In connection with the building of a new restaurant, in January 1998, a limited liability company was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The San Jose Grill LLC is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and revenues of the San Jose Grill LLC as of and for the year ended December 28, 2003 were approximately $1.5 million and $4.3 million, respectively.

     In connection with the building of a new restaurant in June 1999, a California general partnership was formed for the purpose of owning and operating the "Daily Grill Short Order" restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. The partners of the entity are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The joint venture is considered a variable interest for which the Company is the primary beneficiary. Upon adoption of FIN 46, the Company consolidated the results of the joint venture. Total assets and restaurant sales of the Universal Grill as of and for the year ended December 28, 2003 were approximately $0.9 million and $2.2 million, respectively.


     FISCAL YEAR

     The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The fiscal years 2003, 2002 and 2001 consisted of 52 weeks ended December 28, 2003, December 29, 2002, and December 30, 2001, respectively.

     REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are typically determined based on a percentage of revenues and are recognized on an accrual basis when earned. Reimbursements for restaurant operating expenses are recorded as revenues in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred," as the Company is considered to be the primary obligor with respect to restaurant operating expenses.

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

     INVENTORIES

     Inventories consist of food, soft beverages, wine and liquor and are stated at the lower of cost or market, cost being determined on a first-in, first-out basis.

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In accordance with SFAS No. 142, the Company has not amortized goodwill during the years ended December 28, 2003 and December 29, 2002. If the non-amortization provisions had been in effect as of the beginning of 2001, goodwill amortization of $8,000 would have been eliminated in fiscal 2001 and net income would have been $12,000.

     EXPENDABLES

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized. Subsequent purchases are expensed as incurred.

     LIQUOR LICENSES

     The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market. Such costs are not amortized as the licenses have an indefinite life.

     LONG-TERM LEASE INCENTIVES AND DEFERRED RENT

     In connection with certain of the Company's leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, the Company recognizes a liability for deferred rent where lease payments are lower than rental expense recognized on a straight-line basis.

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     period that includes the enactment date. The Company establishes a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

     ADVERTISING AND PROMOTION COSTS

     All costs associated with advertising and promoting products are expensed in the year incurred. Advertising and promotion expense for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 was $843,000,
     $743,000, and $679,000, respectively.

     REIMBURSED COSTS

     Expenses related to non-consolidated restaurants operated under management agreements for which the Company is considered the primary obligor are recorded in the statement of operations. Reimbursements for such expenses are recorded as revenues.

     RECLASSIFICATIONS

     Certain prior-year amounts have been reclassified to conform to the current-year presentation.

     LONG-LIVED ASSETS

     Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future cash flows of the individual restaurants and consolidated undiscounted future cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted future cash flow is less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on its review, the Company does not believe that any impairment of its long-lived assets exists.

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

     The Company accounts for stock-based employee compensation arrangements in

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment as a result of the cashless exercise feature included in the grants, compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123.

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

                                    2003        2002         2001
                                 ----------  -----------  -----------
                                  Restated    Restated     Restated
Net income (loss), as reported   $  58,000   $ (409,000)  $    4,000
Add: Stock compensation expense    168,000            -      (15,000)
(income) recorded
Deduct: Stock compensation        (163,000)    (185,000)    (170,000)
expense under fair value method
Net income (loss), pro forma     $  63,000    ($594,000)   ($181,000)
Net income (loss) per share
applicable to common stock, as
reported:
  Basic                          $    0.00   $    (0.08)  $    (0.01)
  Diluted                        $    0.00   $    (0.08)  $    (0.01)
Net income (loss) per share
applicable to common stock, pro
forma:
  Basic                          $    0.00   $    (0.12)  $    (0.05)
  Diluted                        $    0.00   $    (0.12)  $    (0.05)

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

     NET INCOME PER SHARE

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 28, 2003, December 29, 2002 and December 30, 2001 follow:

                                     2003                   2002                   2001
                            ---------------------  ---------------------  ---------------------
                             Earnings    Shares     Earnings    Shares     Earnings    Shares
                             Restated               Restated               Restated
Net income (loss)           $  58,000              $(409,000)             $   4,000
Less: preferred stock         (50,000)               (50,000)               (50,000)
                            ----------             ----------             ----------
dividend

Earnings (loss) available
to common stockholders          8,000   5,537,071   (459,000)  5,537,071    (46,000)  4,776,741
Dilutive securities:
  Dilutive stock options                   47,565                      -                      -
  Warrants                          -      56,206          -           -          -           -
                            ----------  ---------  ----------  ---------  ----------  ---------
Diluted earnings (loss)
available to common
stockholders                $   8,000   5,640,842  $(459,000)  5,537,071  $ (46,000)  4,776,741
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

     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a majority voting interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     The following tables set forth a summary for each of the LLCs of (1) the initial capital contributions of the Company and the minority LLC members (the "Members"), (2) the

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     distributions of capital to the Members and/or the Company during the year ended December 28, 2003, (3) the unreturned balance of the capital contributions of the Members and/or the Company at December 28, 2003, (4) the Preferred Return rate to Members and/or the Company, (5) the accrued but unpaid preferred returns due to the Members and/or the Company at December 28, 2003, (6) the management incentive fees, if any, payable to the Company, and (7) a summary of the principal distribution provisions. In each of the tables, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this accounting policy footnote under "Principles of Consolidation and Minority Interests."

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

  2  Until Return of Preferred Return  50.05% to Company
                                       49.95% to Members

  3  Until Return of Additional        50.05% to Company
     Contributions                     49.95% to Members

     Thereafter:

  4  Balance of distributable cash     16.67% to Company (Manager)
                                       50.05% of 83.33% to Company
                                       49.95% of 83.33% to Members

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     CHICAGO - GRILL ON THE ALLEY LLC

Initial Capital Contribution:      Members (b)  $1,700,000
                                                ===========
                                   Company      $        0
                                                ===========
Distributions of capital and note
repayments during the year ended   Members (b)
December 28, 2003:                              $  252,000
                                                ===========
Unreturned Initial Capital
Contributions at December 28,      Members
2003:                                           $1,235,000
                                                ===========
Preferred Return rate:             Members               8%
Accrued but unpaid Preferred
Returns at December 28, 2003:      Members      $        0
                                                ===========
Management Fee:                    Company               5%

Principal Distribution Provisions:
           Order of Distributions         Allocation
     --------------------------------  ---------------
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

Principal Distribution Provisions:
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

  6  Until Return of Company's              90% to Company
     Preferred Return                       10% to Members

  7  Until Return of Company's Capital      90% to Company
     Contribution                           10% to Members

     Thereafter

  8  Balance of distributable cash          50.1% to Company
                                            49.9% to Members

     (a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
     (b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distribution of capital and note repayments for the year ended December 28, 2003 includes $108,000 of capital and note payments and $144,000 of payment of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan of $1,699,000 has been recognized as notes payable - related parties as a result of the retroactive adoption of FIN 46.
     (c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 10", "Disclosure About Fair Value of Financial Instruments," requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all nonfinancial instruments from its disclosure requirements. A financial instrument is defined as a contractual obligation that ultimately ends with the delivery of cash or an ownership interest in an entity. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

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

In January 2003, the FASB issued FIN 46 which addresses the consolidation of business enterprises (variable interest entities) to which the usual condition (ownership of a majority voting interest) of consolidation does not apply. The interpretation focuses on financial interests that indicate control. It concludes that in the absence of clear control through voting interests, a company's exposure (variable interest) to the economic risks and potential rewards from the variable interest entity's assets and activities are the best evidence of control. Variable interests are rights and obligations that convey economic gains or losses from changes in the values of the variable interest entity's assets and liabilities. Variable interests may arise from financial instruments, service contracts, nonvoting ownership interests and other arrangements. If an enterprise holds a majority of the variable interests of

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

an entity, it would be considered the primary beneficiary. The primary beneficiary would be required to include the assets, liabilities and the results of operations of the variable interest entity in its financial statements. In December 2003, the FASB issued a revision to FIN 46 to address certain implementation issues.

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in these financial statements is more consistent with the presentation of the Company's ongoing financial position and results of operations. The impact of this retroactive adoption is to present The San Jose Grill LLC, Chicago - the Grill on the Alley LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill partnership as consolidated entities from the dates of their respective formation. The restatement adjustment gives effect to the consolidation of these entities

In May 2003, the FASB issued SFAS No. 150", "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. FASB Staff Position No. FAS 150-3", "Effective Date for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," was issued on November 7, 2003. This FASB Staff Position deferred the effective date for the classification and measurement provisions for certain mandatorily redeemable noncontrolling interests for an indefinite period. The other provisions of this Statement were effective for financial instruments entered into or modified after May 31, 2003, and otherwise were effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 for those provisions effective in the current period has not had a significant impact on the Company's financial results of operations and financial position. The adoption of those provisions effective in 2004 is not expected to have a significant impact on the Company's financial results of operations and financial position.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

     Furniture, equipment and improvements at December 28, 2003 and December 29, 2002 consisted of:

                                                2003           2002
                                            -------------  ------------
                                              Restated       Restated
Furniture, fixtures and equipment           $  8,413,000   $ 7,948,000
Leasehold improvements                        14,658,000    13,514,000
Motor vehicle                                     23,000        23,000
Expendables                                      442,000       388,000
                                            -------------  ------------

Furniture, equipment and improvements         23,536,000    21,873,000


Less, Accumulated depreciation               (12,475,000)  (10,785,000)
                                            -------------  ------------

Furniture, equipment and improvements, net  $ 11,061,000   $11,088,000
                                            =============  ============

4.   ACCRUED EXPENSES

     Accrued Expenses at December 28, 2003 and December 29, 2002 consist of the following:

                             2003        2002
                          ----------  ----------
                           Restated    Restated
Accrued payroll           $  744,000  $  629,000
Accrued sales tax            278,000     269,000
Stock based compensation     168,000           -
Accrued vacation             399,000     419,000
Accrued audit fees           137,000     120,000
Accrued rent                  93,000     120,000
Other                        581,000     669,000
                          ----------  ----------
Total                     $2,400,000  $2,226,000
                          ==========  ==========

5.   DEBT

     On December 13, 2001, the bank credit facility was amended converting the term loan to a $800,000 reducing line of credit under which the amount available to draw is reduced each month by $25,000 so that it mimics the previous term loan as to the maximum outstanding balance. The reducing line of credit expires in October 2004 and bears interest at the bank prime rate. The maximum borrowing available under the reducing line of credit is $200,000 which will be reduced to zero by the end of fiscal year 2004. The Company has an additional line of credit which provides borrowing up to $300,000. At December 28, 2003 there is no outstanding balance under either line of credit.

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

     Debts at December 28, 2003 and December 29, 2002 are summarized as follows:

                                                                    2003        2002
                                                                  ---------  ----------
                                                                  Restated   Restated
Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at 4.0%,
due September 23, 2006.                                           $  49,000  $   66,000

Note payable to lessor, uncollateralized, payable monthly,
1,435, including interest at 10.0%, due April 30, 2013.             113,000     118,000

Note payable for equipment, payable monthly, $14,597,
including interest at 9.25%, due April 30, 2004.                     44,000     208,000

Note payable for equipment, payable monthly, $6,382, including
interest at 10.8%, due May 1, 2004.                                  25,000      96,000

Note payable to GMAC had an original principal amount of
201,498.  The note carries an interest rate of 10.3% per
annum.  The note has defined monthly payment terms of
4,068 with the final payment due on the first of January 2005.       46,000      87,000

Note payable for equipment, payable monthly, $15,396,
including interest at 10.8%, due December 1, 2005.                  306,000     452,000

Note payable for equipment, payable monthly, $136, including
interest at 11.8%, due July 1, 2003.                                      -       1,000
                                                                  ---------  ----------

                                                                    583,000   1,028,000

Less, Current portion of long-term debts                            298,000     444,000
                                                                  ---------  ----------
  Long-term portion                                               $ 285,000  $  584,000
                                                                  =========  ==========

Principal maturities of long-term debt are as follows:

Year Ending December
--------------------
     2004             $298,000
     2005              174,000
     2006               20,000
     2007                8,000
     2008                9,000
     Thereafter         74,000
                      --------

          Total       $583,000
                      ========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES

     Debts with related parties at December 28, 2003 and December 29, 2002 consisted of:

                                                                    2003        2002
                                                                 ----------  ----------
                                                                  Restated    Restated
Uncollateralized note payable to officer/Board member/major
shareholder, with interest payable at a rate of 10% per annum.
The note payable and interest is due on June 30, 2004.           $   70,000  $   70,000

Uncollateralized subordinated note payable to officer/Board
member/major shareholder, with interest payable at a rate of
7.0% per annum.  The note payable and interest is due on June        85,000      85,000
30, 2004.

Note payable to a member of the Board of Directors, payable
monthly, $9,954, including interest at 9.0%, due August 1,           67,000     175,000
2004.

Collateralized subordinated note and mandatorily redeemable
capital payable to a member of Chicago - The Grill on the Alley
LLC. The original principal amount of the note was $1,699,000.
Although $1,190,000 of the note was converted to equity in
February 1999, the LLC is obligated to repay the capital on
terms similar to the original note.  The note and capital bear monthly payments of $20,972, including interest at 8% per
annum.  The note will mature on April 1, 2010.  The Company
guaranteed repayment of the loan and capital on behalf of
Chicago - The Grill on the Alley, LLC and issued 203,645
warrants to acquire common stock at $4.00 per share. The fair value of the warrants ($409,326) has been recorded as a
discount to the obligation which is being accreted to interest
expense over the term of the loan.                                1,092,000   1,201,000
                                                                 ----------  ----------
                                                                  1,314,000   1,531,000

Less, Current portion of notes payable - related parties            345,000     372,000
                                                                 ----------  ----------

    Long-term portion                                            $  969,000  $1,159,000
                                                                 ==========  ==========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES (CONTINUED)

     Principal maturities of debts with related parties are as follows:

Year Ending December,
---------------------
                        Restated
     2004              $  345,000
     2005                 140,000
     2006                 158,000
     2007                 178,000
     2008                 202,000
     Thereafter           291,000
                       ----------
          Total        $1,314,000
                       ==========

     The Company agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the bank credit facility for guaranteeing the note with their personal assets. Interest expense, related to the guarantee, totaled zero, zero, and $59,000 for fiscal years 2003, 2002 and 2001, respectively.

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

     In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two owners of HRP is a family member of the above-referenced preferred stockholder of the Company. There were $ 235,000, $168,000, and $143,000 of management fees paid to HRP on this Agreement for fiscal year 2003, 2002 and 2001, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. Receivable from HRP was $255,000 at December 28, 2003 and $192,000 at December 29, 2002. Additionally, the Agreement provides that in certain cases both HRP and the Company will have certain rights to cause the Company to acquire HRP based upon formula that approximated fair value at inception of the agreement.

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     In February 1999, 177,083 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. These warrants expire April 1, 2005

     In February 1999, 17,708 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley, LLC. These warrants expire June 2010.

     In February 1999, 8,854 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago - The Grill on the Alley, LLC. These warrants expire June 2015.

     The fair value of all the warrants issued in connection with receiving the loan from a member of Chicago - The Grill on the Alley, LLC have been recognized as a debt discount and recorded as a reduction to the loan balance. Accretion of the discount is recognized as additional interest expense using the effective interest method.

     In November 1999, 3,750 warrants exercisable at $2.00 were issued and are scheduled to expire November 2004. These warrants were issued as additional compensation in relation to a private placement memorandum.

     In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In July 2001, an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share. The fair value of these warrants are being amortized over the life of the loan.

     In October 2000, the Company issued 50,000 warrants to a professional advisor for services rendered. The warrants are exercisable for a period of four years at a price of $1.53 per share. The fair value of these warrants was expensed as general and administrative expense in the period issued.

     In connection with a guarantee of the Company's bank lending facility, the Company issued

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                                          2003                    2002                    2001
                                 ----------------------  ----------------------  ----------------------
                                             Weighted-               Weighted-               Weighted-
                                   Number     Average      Number     Average      Number     Average
                                 Of Shares     Option    of Shares     Option    of Shares     Option
                                 ----------   Exercise   ----------   Exercise   ----------   Exercise
                                             ----------              ----------              ----------
                                               Price                   Price                   Price
                                             ----------              ----------              ----------
Options outstanding at
    Beginning of year              669,975   $     2.89    543,113   $     3.24    381,488   $     4.22
Options granted - price
  equals  fair value                89,250         1.96    163,000         1.65    179,500         2.54
Options granted - price greater          -            -
    Than fair value                                              -            -    100,000         3.16
Options exercised                        -            -          -            -          -            -
Options cancelled                  (42,600)        2.27    (36,138)        2.50   (117,875)        5.27
                                 ----------  ----------  ----------  ----------  ----------  ----------

Options outstanding at end of
    Year                           716,625   $     2.81    669,975   $     2.89    543,113   $     3.24
                                 ==========  ==========  ==========  ==========  ==========  ==========

Options exercisable at end of
    Year                           427,630                 295,095                 188,210
Options available for grant at
    end of year                    355,875                 402,525                 529,387

     The following table summarizes information about stock options outstanding at December 28, 2003:

                                Options Outstanding                      Options Exercisable
                 -------------------------------------------------  -------------------------------
                     Number         Weighted-                           Number
                 Outstanding at      Average          Weighted-     Outstanding at     Weighted-
   Range of       December 28,      Remaining          Average       December 28,       Average
Exercise Price        2003       Contractual Life  Exercise Price        2003       Exercise Price
---------------  --------------  ----------------  ---------------  --------------  ---------------
    1.55              66,600            6.7              $1.55           41,280           $1.55
    1.65             142,800            7.4              $1.65           54,800           $1.65
    1.70              52,750            9.4              $1.70                -           $1.70
2.19 to $3.30        287,900            6.5              $2.77          179,650           $2.85
4.00 to $4.68         99,325            2.6              $4.24           86,000           $4.25
5.36 to $6.12         67,250            2.1              $5.48           65,900           $5.49
                 --------------                                     --------------
                     716,625                                            427,630
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

     The aggregate minimum lease payments under noncancellable operating leases are as follows:

          Fiscal Year Ending
          --------------------
                                Restated
               2004             $ 3,090,000
               2005               2,810,000
               2006               2,528,000
               2007               2,348,000
               2008               2,019,000
               Thereafter         9,681,000
                                -----------

                    Total       $22,476,000
                                ===========

     Rent expense was $3,231,000, $2,782,000, and $3,144,000 for fiscal years
     2003, 2002 and 2001, respectively, including $464,000, $384,000, and
     $337,000 for 2003, 2002 and 2001, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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


10.  INCOME TAXES

     The provisions for income taxes for the fiscal years ended December 28, 2003, December 29, 2002 and December 30, 2001 are as follows:

                         2003     2002     2001
                        -------  -------  -------
     Current - federal  $     -  $     -  $     -
     Current - state     89,000   37,000   65,000
                        -------  -------  -------

                        $89,000  $37,000  $65,000
                        =======  =======  =======

     The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

                                          2003        2002        2001
                                       ----------  ----------  ----------
                                        Restated    Restated    Restated
     Taxes at federal tax rate         $ (46,000)  $(176,000)  $  47,000
     State tax net of federal benefit     59,000      24,000      42,000
     Variable incentive stock option      77,000           -           -
     Change in valuation allowance       118,000     365,000    (261,000)
     General business and tip tax
       credit                           (181,000)   (188,000)     91,000
     Joint ventures                            0           0     149,000
     Other                                62,000      12,000      (3,000)
                                       ----------  ----------  ----------

     Income tax provision              $  89,000   $  37,000   $  65,000
                                       ==========  ==========  ==========

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities consist of the following as of December 28, 2003 and December 29, 2002:

                                         2003          2002
                                      -----------  ------------
                                      (Restated)    (Restated)
     Deferred tax assets:
       Net operating loss             $  648,000   $ 1,313,000
       Fixed Assets                      602,000       420,000
       Intangibles                        75,000        58,000
       General business credit         1,258,000       928,000
         Other                           441,000       145,000
                                      -----------  ------------

     Total gross deferred tax
           assets                      3,024,000     2,864,000

     Less, Valuation allowance         2,804,000    (2,686,000)
                                      -----------  ------------

             Net deferred tax assets     220,000       178,000

     Deferred tax liabilities:
       State taxes                      (220,000)     (178,000)
                                      -----------  ------------

             Net deferred tax assets
               and liabilities        $        -   $         -
                                      ===========  ============

     At December 28, 2003, the Company has available federal and state net operating loss carryforwards of $730,000 and $3,996,000 respectively that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses began expiring in 2003. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

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

     The Company began management of a San Francisco hotel-based Daily Grill restaurant in February 2002. The Company contributed approximately $331,000 to the restaurant. The contribution was expensed through managed outlet operating expenses in 2002 and 2003. The Company began management of a Houston, Texas hotel-based Daily Grill restaurant in July 2002. The Company advanced the restaurant approximately $64,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  STORE OPENINGS AND CLOSINGS (CONTINUED)

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

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     As described in Note 1, the consolidated financial statements for each of the quarters during the fiscal years ended December 28, 2003 and December 29, 2002 have been restated from those originally issued, and subsequently revised by the Company to reflect certain adjustments related to stock compensation and other miscellaneous adjustments; to further reflect additional adjustments to revise the accounting for certain of the Company's joint ventures and make other miscellaneous corrections. Summarized unaudited quarterly financial data for fiscal years 2003 and 2002 is as follows:

Quarter Ended:                        March 30,     June 29,     September 28,    December 28,
                                        2003          2003           2003             2003
                                     -----------  ------------  ---------------  --------------

Total revenues (as previously        $11,922,000  $11,781,000   $   10,787,000   $   12,084,000
reported) (1)
Total revenues (as restated for       15,830,000   14,297,000       13,610,000       15,265,000
correction of errors)
Total revenues (as restated for       14,431,000   14,514,000       13,774,000       15,624,000
correction of errors and
retroactive adoption of FIN 46)

Gross profit  (as previously           8,748,000    8,559,000        7,819,000        8,705,000
reported) (1)
Gross profit  (as restated for        13,514,000   11,957,000       11,441,000       12,882,000
correction of errors)
Gross profit (as restated for         11,149,000   11,159,000       10,639,000       12,122,000
correction of errors and
retroactive adoption of FIN 46)

Net income (loss) (as previously
reported) (1)                            342,000       83,000         (323,000)         148,000
Net income (loss) (as restated for       243,000       46,000         (349,000)         118,000
correction of errors)
Net income (loss) (as restated for       243,000       46,000         (349,000)         118,000
correction of errors and
retroactive adoption of FIN 46)

Basic net income (loss) per share
(as previously reported) (1)         $      0.06  $      0.01   $        (0.06)  $         0.02
Basic net income (loss) per share
(as restated for correction of       $      0.04  $      0.01   $        (0.07)  $         0.02
errors)
Basic net income (loss) per share
(as restated for correction of       $      0.04  $      0.01   $        (0.07)  $         0.02
errors and retroactive adoption of
FIN 46)

Diluted net income (loss) per
share (as previously reported) (1)   $      0.06  $      0.01   $        (0.06)  $         0.02
Diluted net income (loss) per
share (as restated for correction    $      0.04  $      0.01   $        (0.07)  $         0.02
of errors)
Diluted net income (loss) per
share (as restated for correction    $      0.04  $      0.01   $        (0.07)  $         0.02
of errors and retroactive adoption
of FIN 46)


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      March 31,     June 30,     September 29,    December 29,
                                        2002          2002           2002             2002
                                     -----------  ------------  ---------------  --------------
Total revenues (as previously        $11,772,000  $10,308,000   $    9,467,000   $   10,745,000
reported) (1)
Total revenues (as restated for       13,553,000   12,010,000       11,993,000       13,101,000
correction of errors)
Total revenues (as restated for       13,770,000   12,208,000       12,168,000       13,361,000
correction of errors and
retroactive adoption of FIN 46)

Gross profit  (as previously           8,591,000    7,528,000        6,857,000        7,882,000
reported) (1)
Gross profit  (as restated for        11,026,000    9,869,000        9,978,000       10,955,000
correction of errors)
Gross profit (as restated for         10,471,000    9,311,000        9,412,000       10,386,000
correction of errors and
retroactive adoption of FIN 46)

Net income (loss) (as previously
reported) (1)                            243,000      (65,000)        (442,000)         397,000
Net income (loss) (as restated for       150,000     (394,000)        (508,000)         342,000
correction of errors)
Net income (loss) (as restated for       150,000     (394,000)        (508,000)         342,000
correction of errors and
retroactive adoption of FIN 46)

Basic net income (loss) per share    $      0.04  $     (0.01)  $        (0.08)  $         0.07
(as previously reported) (1)
Basic net income (loss) per share
(as restated for correction of              0.02        (0.07)           (0.09)            0.06
errors)
Basic net income (loss) per share
(as restated for correction of              0.02        (0.07)           (0.09)            0.06
errors and retroactive adoption of
FIN 46)

Diluted net income (loss) per        $      0.04  $     (0.01)                   $         0.07
share (as previously reported) (1)                              $        (0.08)
Diluted net income (loss) per
share (as restated for correction           0.02        (0.07)           (0.09)            0.06
of errors)
Diluted net income (loss) per
share (as restated for correction           0.02        (0.07)           (0.09)            0.06
of errors and retroactive adoption
of FIN 46)

(1) As described in Note 1, the Company previously restated its consolidated financial statements for each of the quarters during the fiscal years ended December 28, 2003 and December 29, 2002 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to decrease operating expenses and increase net income by $35,000 in fiscal year 2001 and to increase operating expenses and decrease net income by $196,000 in fiscal year 2003. Net income per share increased from $0.09 to $0.10 in fiscal year 2001, did not change in fiscal year 2002 and decreased from $0.07 to $0.04 in fiscal year 2003 as a result of these adjustments. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Amended Annual

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Report on Form 10-K/A filed on May 27, 2004.

Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year.