Form 10-Q/A
period 2004-03-28
GRILL CONCEPTS INC
filed 2004-10-15
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 28, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACTS OF 1934

        For the transition period from ______________ to ______________.


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

  _____________________________________________________________________________
    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.     Yes [X]     No [_]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).     Yes [_]     No [X]

As of May 5, 2004, 5,588,019 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX

                                                                               Page
                                                                              Number

PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

        Consolidated Condensed Balance Sheets - March 28, 2004 (restated)
        and December 28, 2003 (restated) . . . . . . . . . . . . . . . . . .       3

        Consolidated Condensed Statements of Operations - For the three
        months ended March 28, 2004 (restated) and March 30, 2003 (restated)       5

        Consolidated Condensed Statements of Cash Flows - For the three
        months ended March 28, 2004 (restated) and March 30, 2003 (restated)       6

        Notes to Consolidated Condensed Financial Statements . . . . . . . .       7

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . . . . .      23

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . .      42

  Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .      42

PART II - OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .      43

  Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .      44

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      45


                                EXPLANATORY NOTE
                                ----------------

This amended Form 10-Q/A for the quarter ended March 28, 2004 is being filed to restate our financial statements to properly account for certain of the Company's joint ventures, record costs and revenues associated with reimbursed costs under management agreements, make other miscellaneous corrections and reflect the retroactive adoption of FIN 46 (see Note 1 to the financial statements) and to reflect resulting corrections to the Management Discussion and Analysis in Part I, Item 2. Part I, Item 4. Controls and Procedures has also been amended to reflect the foregoing. Except as noted, this Amendment speaks as of the original filing date and has not been updated to reflect events occurring subsequent to the original filing date.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         GRILL CONCEPTS, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                                      (Unaudited)
                                        ASSETS


                                                           March 28,     December 28,
                                                              2004           2003
                                                           (restated)     (restated)
                                                          ------------  --------------

Current assets:
  Cash and cash equivalents                               $  1,415,000  $    1,496,000
  Inventories                                                  586,000         585,000
  Receivables, net of reserve ($13,000 in 2004 and 2003)       488,000         658,000
  Reimbursable costs receivable                                542,000         580,000
  Prepaid expenses and other current assets                    895,000         612,000
                                                          ------------  --------------

    Total current assets                                     3,926,000       3,931,000

Furniture, equipment and improvements, net                  11,857,000      11,061,000

Goodwill, net                                                  205,000         205,000
Liquor licenses                                                350,000         350,000
Restricted cash                                                 72,000          72,000
Note receivable                                                112,000         111,000
Other assets                                                   247,000         275,000
                                                          ------------  --------------

    Total assets                                          $ 16,769,000  $   16,005,000
                                                          ============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                                        (Unaudited)
                                        (Continued)

                  LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                                March 28,     December 28,
                                                                   2004           2003
                                                                (restated)     (restated)
                                                               ------------  --------------
Current liabilities:
  Accounts payable                                             $ 1,347,000   $   1,046,000
  Accrued expenses                                               2,313,000       2,400,000
  Reimbursable costs payable                                       542,000         580,000
  Current portion of long term debt                                360,000         298,000
  Current portion notes payable - related parties                  321,000         345,000
                                                               ------------  --------------
    Total current liabilities                                    4,883,000       4,669,000

Long-term debt                                                     104,000         285,000
Notes payable - related parties                                    935,000         969,000
Other long-term liabilities                                      3,536,000       2,734,000
                                                               ------------  --------------
    Total liabilities                                            9,458,000       8,657,000

Minority interest                                                1,898,000       2,058,000

Stockholders' equity:
  Series I, Convertible Preferred Stock, $.001 par
    value; 1,000,000 shares authorized, none
    issued and outstanding in 2004 and 2003                              -               -
  Series II, 10% Convertible Preferred Stock, $.001 par
    value; 1,000,000 shares authorized, 500 shares issued
    and outstanding in 2004 and 2003                                     -               -
  Common stock, $.00004 par value; 12,000,000 shares
    authorized in 2004 and 2003, 5,588,019 issued and
     outstanding in 2004 and 5,537,071 issued and
     outstanding 2003                                                    -               -

  Additional paid-in capital                                    13,627,000      13,601,000
  Accumulated deficit                                           (8,214,000)     (8,311,000)
                                                               ------------  --------------
    Total stockholders' equity                                   5,413,000       5,290,000
                                                               ------------  --------------

Total liabilities, minority interest and stockholders' equity  $16,769,000   $  16,005,000
                                                               ============  ==============

    The accompanying notes are an integral part of these consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       Three Months Ended
                                                   --------------------------
                                                    March 28,     March 30,
                                                       2004          2003
                                                   ------------  ------------
                                                    (restated)    (restated)
Revenues:
  Sales                                            $13,510,000   $12,134,000
  Cost reimbursements                                3,190,000     2,067,000
  Management and license fees                          296,000       231,000
                                                   ------------  ------------
    Total revenues                                  16,996,000    14,432,000

Cost of sales (exclusive of depreciation,
      presented separately below)                    3,772,000     3,283,000
                                                   ------------  ------------
  Gross profit                                      13,224,000    11,149,000
                                                   ------------  ------------

Operating expenses:
  Restaurant operating expenses                      8,125,000     7,308,000
  Reimbursed costs                                   3,190,000     2,067,000
  General and administrative                         1,227,000       910,000
  Depreciation and amortization                        449,000       502,000
  Pre-opening costs                                    147,000       187,000
  Gain on sale of assets                                     -       (11,000)
                                                   ------------  ------------
    Total operating expenses                        13,138,000    10,963,000
                                                   ------------  ------------

Income from operations                                  86,000       186,000
  Interest expense, net                                (66,000)      (83,000)
                                                   ------------  ------------
Income before provision for income taxes
  and minority interest                                 20,000       103,000

Provision for income taxes                             (23,000)      (55,000)
Minority interest in net loss of subsidiaries          100,000       196,000
                                                   ------------  ------------
    Net income                                          97,000       244,000

Preferred dividends accrued                            (13,000)      (13,000)
                                                   ------------  ------------

Net income applicable to common stock              $    84,000   $   231,000
                                                   ============  ============
Net income per share applicable to common stock:
  Basic net income                                 $      0.02   $      0.04
                                                   ============  ============
  Diluted net income                               $      0.01   $      0.04
                                                   ============  ============

Weighted average share outstanding:
  Basic                                              5,545,864     5,537,071
                                                   ============  ============
  Diluted                                            6,192,910     5,537,071
                                                   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (unaudited)


                                                                   Three Months Ended
                                                                -------------------------
                                                                 March 28,     March 30,
                                                                    2004         2003
                                                                ------------  -----------
Cash flows from operating activities:                            (restated)   (restated)
  Net income                                                    $    97,000   $  244,000
   Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
    Depreciation and amortization                                   449,000      502,000
    Stock based compensation expense                                187,000        5,000
    Gain on sale of assets                                                -      (11,000)
    Minority interest in loss of subsidiaries                      (100,000)    (196,000)

  Changes in operating assets and liabilities:
      Inventories                                                    (1,000)     (25,000)
      Receivables                                                   170,000     (234,000)
      Reimbursable costs receivable                                  38,000       (9,000)
      Prepaid expenses and other current assets                    (287,000)    (292,000)
      Other assets                                                   28,000        1,000
      Accounts payable                                              301,000       49,000
      Accrued expenses                                             (276,000)    (353,000)
      Reimbursable costs payable                                    (38,000)       9,000
      Other long-term liabilities                                   (83,000)     (44,000)
                                                                ------------  -----------
Net cash provided by (used in) operating activities                 485,000     (354,000)
                                                                ------------  -----------

Cash flows from investing activities:
  Purchase of furniture, equipment and improvements              (1,241,000)    (184,000)
  Restricted cash for Daily Grill at Continental Park, LLC                -      466,000
  Proceeds from sale of assets                                            -       26,000
                                                                ------------  -----------
Net cash provided by (used in) investing activities              (1,241,000)     308,000
                                                                ------------  -----------

Cash flows from financing activities:
  Tenant improvement allowances                                     885,000            -
  Proceeds from minority interests                                   35,000            -
  Payments on related party debt                                    (58,000)     (61,000)
  Payments on long term debt                                       (119,000)     (98,000)
  Return of capital and profits to minority shareholder             (68,000)     (72,000)
                                                                ------------  -----------
Net cash provided by (used in) financing activities                 675,000     (231,000)
                                                                ------------  -----------

Net decrease in cash and cash equivalents                           (81,000)    (277,000)
Cash and cash equivalents, beginning of period                    1,496,000    1,275,000
                                                                ------------  -----------
Cash and cash equivalents, end of period                        $ 1,415,000   $  998,000
                                                                ============  ===========

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                                    $    51,000   $   59,000
    Income taxes                                                $    36,000   $   16,000

The accompanying notes are an integral part of these consolidated financial statements.

 GRILL CONCEPTS, INC. AND SUBSIDIARIESNOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by independent auditors. The December 28, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 28, 2003, as amended on October 15, 2004. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 26, 2004.

     RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

     The accompanying consolidated financial statements as of December 28, 2003 and for the three-month period ended March 30, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and the consolidated financial statements as of March 28, 2004 and December 28, 2003 and for the three-month periods ended March 28, 2004 and March 30, 2003 (as previously restated) were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company's ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company revised its financial statements as of and for the three months ended March 28, 2004 to correct for the initial adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) which was first effective for this quarter.

     In connection with the restatement resulting from these errors, the Company has elected to apply the retroactive adoption provisions of FIN 46 in these restated financial statements and adjust previously reported amounts as of December 28, 2003 and for the three months ended March 30, 2003 to give effect to the adoption of FIN 46 as if it had been applied for all periods presented. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

     RETROACTIVE ADOPTION OF FIN 46
     ------------------------------

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. The Company has elected to retroactively adopt the provisions of FIN 46. The impact of the retroactive adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill prior to fiscal year 2004. There is no impact on net income (loss) in any period as a result of the retroactive adoption. Errors in the prior accounting for these entities are discussed in the following sections. The restatement adjustment gives effect to the consolidation of these entities. See further discussion of the adoption of FIN 46 under the accounting policy note below.

     CORRECTIONS OF ERRORS
     ---------------------

     Stock  Compensation  and  Miscellaneous  Adjustments

     In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $5,000 in first quarter of 2003. Results for the first quarter of fiscal 2004 were originally reported correctly and did not require restatement.

     In addition to this change, the Company also recorded additional general and administrative expense of $28,000 ($0.01 per share) in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. This adjustment increased accumulated deficit as of December 28, 2003. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998 which had not been previously expensed.

     Joint  Venture  Accounting  and  Miscellaneous  Adjustments

     Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9

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

     Correction  of  Adoption  of  FIN  46

     FIN 46 was first effective for the Company for the quarter ended March 28, 2004. At that time, the Company was consolidating all of its LLCs (incorrectly, in some cases, as indicated above), namely the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC, and was accounting for its investment in the Universal CityWalk Daily Grill partnership under the equity method. Upon the initial adoption of FIN 46, the Company made no changes to its accounting for the LLCs and partnership, as it believed them to already be appropriately consolidated.

     As part of the restatement process undertaken in September 2004, the Company reevaluated its adoption of FIN 46 which became even more relevant given the deconsolidation of many of the LLC's pursuant to SOP 78-9. The Company assessed all entities which are not wholly owned to determine if these entities would be considered variable interest entities and whether the Company would be considered the primary beneficiary. The Company determined that all of the following entities would be considered variable interest entities: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill partnership. The Company also determined that it is the primary beneficiary for all these entities which has resulted in consolidation of these entities. The Company has elected to retroactively adopt the provisions of FIN 46 and present these variable interest entities as consolidated subsidiaries for the prior periods presented in these financial statements.

     Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

     In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000, upon completion of the initial built-out, it converted approximately $1.2 million of the loan into capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the original note. Additionally, the venture was obligated to repay converted capital amounts under an identical payment/amortization schedule as the original note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

     Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG's capital contribution reduced by 40 % of the venture's losses and any return of capital amounts and allocated losses. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

     In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity, pursuant to FIN 46 the Company's accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given that MAG had no equity at risk. The impact of these adjustments was to decrease the minority interest in loss of subsidiary by $41,000 ($0.01 per share) and $11,000 in the first quarters of fiscal year 2003 and 2004, respectively, and increase interest expense by $19,000 and $17,000 in the first quarters of fiscal year 2003 and 2004, respectively.

     Chicago Grill on the Alley Warrants

     In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of March 28, 2004. Amortization of this amount has increased interest expense by $12,000 and $9,000 in each of the first quarters of fiscal year 2003 and 2004, respectively.

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

     The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics of the investments. The Company determined that a hypothetical liquidation at book value model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to reduce the minority interest in loss of subsidiaries by $23,000 and increase the minority interest in loss of subsidiaries by $23,000 in the first quarters of fiscal year 2003 and 2004, respectively.

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

     These adjustments have been reflected in the accompanying statement of operations through the addition of two new line items, cost reimbursements and reimbursed costs. The impact of these adjustments was to increase revenues by $2,067,000 and $3,190,000 in the first quarter of fiscal years 2003 and 2004, respectively and to increase operating expenses by a similar amount for both periods.

     In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred.

     Accounting  for  Lease  Incentives

     In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $800,000 as of December 28, 2003 and March 28, 2004, respectively. There was no impact on net income or earnings per share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the quarters ended March 30, 2003 and March 28, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,194,000 as of December 28, 2003 and March 28, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the first quarters of fiscal year 2003 and 2004.

     Other Equity Award Adjustments

     The Company recorded additional interest expense of $5,000 in both first quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of March 28, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.


     SUMMARY
     -------

     The above revisions impacted the balance sheets as of March 28, 2004 and December 28, 2003 and the statements of operations and cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

                                                     March 28, 2004
                                            ----------------------------------

                                                              As restated for
                                             As previously     correction of
                                             reported (1)         errors
Cash & equivalents                          $        1,405   $          1,415
Inventories                                            569                586
Receivables, net                                       561                488
Reimbursable costs receivable                                             542
Prepaid & Other                                        876                895
                                            ----------------------------------
Current assets                                       3,411              3,926
                                            ----------------------------------

Furniture, equipment and improvements, net           9,878             11,857

Goodwill, net                                          205                205
Liquor Licenses                                        330                350
Restricted Cash                                         72                 72
Advances to managed outlets                            302                  -
Note Receivable                                        112                112
Other Assets                                           420                247
                                            ----------------------------------
Total assets                                $       14,730   $         16,769
                                            ==================================

Current Liabilities
  Bank line of credit                       $            -   $              -
  Accounts payable                                   1,289              1,347
  Accrued expenses                                   2,239              2,313
  Reimbursable costs payable                                              542
  Current portion of debt                              326                360
  Note payable related parties                         242                321
                                            ----------------------------------
Current liabilities                                  4,096              4,883
                                            ----------------------------------

Long term debt                                         104                104
Note payable related parties                           310                935
Other long-term liabilities                          2,342              3,536
                                            ----------------------------------
Total liabilities                                    6,852              9,458
                                            ----------------------------------

Minority interest                                    1,337              1,898

Convertible stock
Common stock
Paid in capital                                     13,233             13,627
Accumulated deficit                                 (6,692)            (8,214)
                                            ----------------------------------
Total equity                                         6,541              5,413
                                            ----------------------------------

Total liabilities, minority interest and
  stockholders' equity                      $       14,730   $         16,769
                                            ==================================

                                                           December 28, 2003
                                       ---------------------------------------------------------
                                                                                As restated for
                                                                                 correction of
                                                                                  errors and
                                                             As restated for      retroactive
                                          As previously       correction of       adoption of
                                          reported (1)           errors             FIN 46
Current assets:
  Cash and cash equivalents            $            1,473   $            972   $          1,496
  Inventories                                         570                355                585
  Receivables                                         741                747                658
  Reimbursable costs receivable                         -              1,503                580
  Prepaid and other current assets                    608                535                612
                                       ---------------------------------------------------------
    Total current assets                            3,392              4,112              3,931

Furniture, equipment and improvements               9,020              5,690             11,061

Goodwill                                              205                205                205
Liquor licenses                                       330                264                350
Restricted cash                                        72                  -                 72
Advances to managed outlets                           331                  -                  -
Note receivable                                       111                111                111
Other assets                                          426              1,320                275
                                       ---------------------------------------------------------
      Total assets                     $           13,887   $         11,702   $         16,005
                                       =========================================================

Current liabilities:
  Accounts payable                     $              998   $            676   $          1,046
  Accrued expenses                                  2,315              1,134              2,400
  Reimbursable costs payable                            -              1,503                580
  Current portion of debt                             254                 82                298
  Note payable related party                          269                346                345
                                       ---------------------------------------------------------
    Total current liabilities                       3,836              3,741              4,669
                                       ---------------------------------------------------------

Long term debt                                        283                106                285
Note payable related party                            323                230                969
Other long term liabilities                         1,496              1,632              2,734
                                       ---------------------------------------------------------
    Total liabilities                               5,938              5,709              8,657
                                       ---------------------------------------------------------

Minority interest                                   1,521                703              2,058
Stockholders' equity
  Preferred stock                                       -                  -                  -
  Common stock                                                             -                  -
  Additional paid-in capital                       13,207             13,601             13,601
  Accumulated deficit                              (6,779)            (8,311)            (8,311)
                                       ---------------------------------------------------------
    Total liabilities, minority
      interest and stockholders'
      equity                                        6,428              5,290              5,290
                                       ---------------------------------------------------------
                                       $           13,887   $         11,702   $         16,005
                                       =========================================================

                                               Three months ended                       Three months ended
                                                  March 28, 2004                          March 30, 2003
                                       ------------------------------  ----------------------------------------------------------

                                                                                                              As restated for
                                                                                         As restated for    correction of errors
                                        As previously                   As previously     correction of       and retroactive
                                        reported (1)     As restated    reported (1)         errors          adoption of FIN 46

Revenues
  Sales                                $       12,958   $     13,510   $       11,667   $          8,691   $              12,134
Cost reimbursements                                 -          3,190                -              6,806                   2,067
  Management Fees                                 296            296              255                333                     231
                                       ------------------------------  ----------------------------------------------------------
    Total Revenues                             13,254         16,996           11,922             15,830                  14,432
Cost of sales                                   3,630          3,772            3,174              2,316                   3,283
                                       ------------------------------  ----------------------------------------------------------
    Gross Profit                                9,624         13,224            8,748             13,514                  11,149
                                       ------------------------------  ----------------------------------------------------------
Operating expenses

  Restaurant and operating expenses             7,776          8,125            6,997              5,117                   7,308
  Reimbursed costs                                  -          3,190                -              6,806                   2,067
  General and administrative                    1,227          1,227              910                910                     910

  Depreciation and amortization                   386            449              432                312                     502
  Pre-opening costs                               147            147              187                  -                     187
  Gain on sale of assets                            -              -              (12)               (11)                    (11)
                                       ------------------------------  ----------------------------------------------------------
    Total operating expenses                    9,536         13,138            8,514             13,134                  10,963
                                       ------------------------------  ----------------------------------------------------------

  Income (loss) from operations                    88             86              234                380                     186
Interest expense, net                             (34)           (66)             (48)               (33)                    (83)
                                       ------------------------------  ----------------------------------------------------------
Income (loss) before provision from
income taxes, minority interest and
equity in loss of joint venture                    54             20              186                347                     103
Provision for income taxes                        (23)           (23)             (55)               (53)                    (55)
                                       ------------------------------  ----------------------------------------------------------
Income (loss) before minority
interest and equity in loss of joint
venture                                            31             (3)             131                294                      48
Minority interest in loss (earnings)
of subsidiaries                                    60            100              216                 90                     196
Equity in loss of joint venture                    (4)             -               (5)              (140)                      -
                                       ------------------------------  ----------------------------------------------------------
Net income (loss)                                  87             97              342                244                     244
Preferred dividends accrued                       (13)           (13)             (13)               (13)                    (13)
                                       ------------------------------  ----------------------------------------------------------
Net income available for common
shareholders                           $           74   $         84   $          329   $            231   $                 231
                                       ==============================  ==========================================================

Net income per share applicable to
common stock :
Basic Net Income                                 0.01           0.02             0.06               0.04                    0.04
Diluted Net Income                               0.01           0.01             0.06               0.04                    0.04

Average-weighted shares
outstanding
Basic                                           5,546          5,546            5,537              5,537                   5,537
Diluted                                         6,193          6,193            5,537              5,537                   5,537

                                                                      March 28, 2004
                                                           ---------------------------------------

                                                            As previously      As restated for
                                                            reported (1)     correction of errors

Cash flows from operating activities
    Net Income                                             $           87   $                  97
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                 386                     449
        Stock based compensation                                      187                     187
        Minority interest in net income                               (60)                   (100)
        Equity in loss of JV                                            4                       -
    Changes in operating assets and liabilities:
        Inventories                                                     1                      (1)
        Receivables                                                   180                     170
        Reimbursable costs receivable                                   -                      38
        Prepaid expenses and other current assets                    (272)                   (287)
        Other assets                                                   22                      28
        Accounts payable                                              291                     301
        Accrued expenses                                             (265)                   (276)
        Reimbursable costs payable                                      -                     (38)
        Other long-term liabilities                                    (1)                    (83)
                                                           ---------------------------------------
            Net cash provided by operating activities                 560                     485
                                                           ---------------------------------------

Cash flows from investing activities:
    Purchase of furnitutre, equipment and improvements             (1,240)                 (1,241)
    Additional investment in CityWalk                                 (20)                      -
    Advance repaid by managed outlet                                   29                       -
                                                           ---------------------------------------
            Net cash used in investing activities                  (1,231)                 (1,241)
                                                           ---------------------------------------

Cash flows from financing activities:
    Tenant improvement allowances                                     847                     885
    Proceeds from minority interests                                   15                      35
    Payments on related party debt                                    (40)                    (58)
    Payments on long term debt                                       (107)                   (119)
    Return of capital and profits to minority shareholder             (68)                    (68)
    Preferred return to Chicago                                       (44)                      -
                                                           ---------------------------------------
            Net cash provided by financing activities                 603                     675
                                                           ---------------------------------------

            Net decrease in cash and cash equivalents                 (68)                    (81)

Cash and cash equivalents, beginning of period                      1,473                   1,496
                                                           ---------------------------------------

Cash and cash equivalents, end of period                   $        1,405   $               1,415
                                                           =======================================

                                                                                  March 30, 2003
                                                           --------------------------------------------------------------------

                                                                                                          As restated for
                                                                                                      correction of errors and
                                                            As previously       As restated for       retroactive adoption of
                                                             reported (1)     correction of errors             FIN 46
Cash flows from operating activities
    Net Income                                             $           342   $                 244   $                     244
    Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
        Depreciation and amortization                                  432                     312                         502
        Stock based compensation                                         5                       5                           5
        Gain on sale of assets                                         (12)                    (12)                        (11)
        Minority interest in net income                               (216)                    (90)                       (196)
        Equity in loss of JV                                             5                     140                           -
        Changes in operating assets and liabilities:
        Inventories                                                    (22)                     (6)                        (25)
        Receivables                                                   (285)                   (176)                       (234)
        Reimbursable cost receivables                                                          181                          (9)
        Prepaid expenses and other currents assets                    (269)                   (232)                       (292)
        Other assets                                                    (4)                     (9)                          1
        Accounts payable                                                (9)                    (34)                         49
        Accrued expenses                                              (316)                   (239)                       (353)
        Reimbursable cost payable                                        -                    (181)                          9
        Other liabilities                                                                      (23)                        (44)
                                                           --------------------------------------------------------------------
            Net cash used in operating activities                     (349)                   (120)                       (354)
                                                           --------------------------------------------------------------------

Cash flows from investing activities:
    Purchase of furniture, equipment and improvements                 (184)                    (41)                       (184)
    Restricted cash for DGCP, LLC                                      466                       -                         466
    Proceeds from sale of assets                                        26                      26                          26
                                                           --------------------------------------------------------------------
            Net cash provided by investing activities                  308                     (15)                        308
                                                           --------------------------------------------------------------------

Cash flows from financing activities:
    Payments on related party debt                                     (36)                     22                         (61)
    Payments on long term debt                                         (98)                    (63)                        (98)
    Return of capital and profits to minority shareholder              (72)                      -                         (72)
    Preferred return to Chicago                                        (44)                      -                           -
                                                           --------------------------------------------------------------------
            Net cash used in financing activities                     (250)                    (41)                       (231)
                                                           --------------------------------------------------------------------

            Net increase(decrease) in cash                 $          (291)  $                (176)  $                    (277)
Cash and cash equivalents, beginning of period             $         1,275   $                 581   $                   1,275
                                                           --------------------------------------------------------------------
Cash and cash equivalents, end of period                   $           984   $                 405   $                     998
                                                           ====================================================================

     (1) The Company previously restated its consolidated financial statements as of December 28, 2003 and the three months ending March 30, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase operating expenses and decrease net income by $5,000 in for the quarter ended March 30, 2003. There was no change to reported net income per share. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the

     Company's Quarterly Report on Form 10-Q filed on May 27, 2004.In addition, certain prior year amounts have been reclassified to conform to current year presentation.

2.   RESTRICTED CASH

     Restricted cash consists of amounts held in escrow for the Daily Grill at Continental Park in El Segundo, California which was opened in January 2003 and all but $72,000 was released by March 28, 2004.

3.   WORKER'S COMPENSATION LOSS RESERVE

     In the first quarter of 2004, the Company obtained a large deductible worker's compensation policy for 2004 that includes a deductible per occurrence of $250,000 subject to an aggregate loss of $1.7 million. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors.

4.   LONG-TERM TENANT IMPROVEMENT ALLOWANCE

     Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $885,000 was received during the first quarter of 2004. This tenant improvement allowance has been recorded in long-term leasehold improvement allowance and is being amortized against rent expense over the 15 year lease term.

5.   OPERATING  LEASES  AND  CONTRACTUAL  OBLIGATIONS

     During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in Santa Monica, CA, in the first quarter of 2005. Accordingly, at March 28, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the quarter ended March 28, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

6.   RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Amended Quarterly Report on Form 10-Q/A is more consistent with the presentation of the Company's ongoing financial position and results of operations.

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

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: Chicago - The Grill on the Alley, San Jose Grill, South Bay Daily Grill, Hollywood Grill and Universal Daily Grill. Of these entities, the Company has been determined to be the primary beneficiary for Chicago - The Grill on the Alley, San Jose Grill, South Bay Daily Grill and Universal Daily Grill.

     Chicago - The Grill on the Alley LLC, an Illinois limited liability company ("Chicago Grill"), was formed in February 1999 and commenced operations on June 12, 2000. The Chicago Grill was formed for the purpose of owning and operating "The Grill on the Alley" restaurant located in the Westin Hotel in Chicago, Illinois. All of the business of the Company is conducted under the name "The Grill on the Alley," patterned after The Grill on the Alley in Beverly Hills, California.

     The members of the Chicago Grill are the Company, which holds a member's percentage interest of 60%, and The Michigan Avenue Group, a general partnership which holds the remaining member's percentage interest of 40%. The Chicago Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the Chicago Grill. In return, the Chicago Grill pays the Company a management fee of 5% of gross restaurant revenues. Total assets and revenues of the Chicago Grill as of and for the three months ended March 28, 2004 were approximately $2.6 million and $1.0 million, respectively.

     San Jose Grill LLC, a California limited liability company ("San Jose Grill"), was formed in July 1997 and commenced operations on May 13, 1998. San Jose Grill was formed for the purpose of owning and operating "The Grill on the Alley" restaurant located in the Fairmont Hotel in San Jose, California. All of the business of the Company is conducted under the name "The Grill on the Alley," also patterned after The Grill on the Alley in Beverly Hills, California, owned by the Company.

     The members of the San Jose Grill are the Company, which holds a member's percentage interest of 50.05%, and Light Tower Restaurant Associates LLC, a California limited liability company, which holds the remaining member's percentage interest of 49.95% and is an affiliate of the San Jose Fairmont Hotel. The San Jose Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the San Jose Grill. In return, the San Jose Grill pays the Company a management fee of 5% of gross restaurant sales. Total assets and revenues of the San Jose Grill as of and for the three months ended March 28, 2004 were approximately $1.6 million and $1.2 million, respectively.

     Daily Grill at Continental Park, LLC, a California limited liability company (the "Daily Grill at Continental Park"), was formed on May 28, 2002 and commenced operations on January 16, 2003. The South Bay Daily Grill was formed for the purpose of owning and operating the Daily Grill at Continental Park restaurant located in the Plaza in El Segundo, California. All of the business of the entity is conducted under the name Daily Grill at Continental Park, LLC and is patterned after Daily Grill restaurants, owned by the Company.

     The members of Daily Grill at Continental Park are Grill Concepts Management Inc., which holds an ownership's percentage interest of 50.1%, and Continental Plaza Restaurant Corporation ("CPR"), a California corporation which holds the remaining ownership percentage interest of 49.9%. The operations are managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Daily Grill at Continental Park pays the Company a management fee of 5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Daily Grill at Continental Park as of and for the three months ended March 28, 2004 were approximately $1.3 million and $0.8 million, respectively.

     The Grill on Hollywood LLC, a California limited liability company (the "Grill on Hollywood"), was formed on July 26, 2001 and commenced operations on November 9, 2001. The entity was formed for the purpose of owning and operating "The Grill on Hollywood" restaurant located in the Hollywood and Highland entertainment and shopping complex in Hollywood, California. All of the business of the entity is conducted under the name "The Grill on Hollywood," patterned after The Grill on the Alley in Beverly Hills,
     California,  owned  by  the  Company.

     The members of the Grill on Hollywood are the Company which holds a member's percentage interest of 51%, and TH Grill, Inc., a Delaware corporation, which holds the remaining member's percentage interest of 49% and is an affiliate of the TrizecHahn Hollywood, LLC. The entity is managed exclusively by the Company. In return, the Grill on Hollywood pays the Company a management fee of 5% of gross restaurant revenues. Total assets and restaurant sales of the Grill on Hollywood as of and for the three months ended March 28, 2004 were approximately $1 million and $0.7 million, respectively.

     Universal Grill Joint Venture, a California general partnership (the "Universal Grill"), was formed in December 1998 and commenced operations on June 28, 1999. Universal Grill was formed for the purpose of owning and operating "Daily Grill Short Order" restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. All of the business of the entity is conducted under the name "Daily Grill Short Order," patterned after Daily Grill in Brentwood, California, owned by the Company.

     The partners of the Universal Grill are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The Universal Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Universal Grill pays the Company a management fee of 5.5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Universal Grill as of and for the three months ended March 28, 2004 were approximately $1.0 million and $0.5 million, respectively.
     In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period s earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company believes there will be no impact on the Company's financial statements as the preferred shares are not participating securities.


7.   DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay (Continental Park) Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

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
                                              =======


CHICAGO - GRILL ON THE ALLEY

Distributions of capital and note
repayments during the three months
ended March 28, 2004:               Members (a)  $   63,000
                                                 ==========
                                    Company      $        0
                                                 ==========
Unreturned Initial Capital
Contributions at March 28, 2004:    Members      $1,072,000
                                                 ==========
                                    Company      $        0
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
                                                ==========


     (a) Distribution of capital as of March 28, 2004 includes $29,000 of payments of capital and loan and $34,000 of payments on interest and preferred return.


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

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment, due to the cashless exercise feature of those options, compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 148 and SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

                                              2004         2003
                                           -----------  -----------
                                           (restated)   (restated)
Net income, as reported                    $   97,000   $  244,000
Add: stock compensation expense
recorded                                      187,000        5,000
Deduct: stock compensation expense
  under fair value method                     (30,000)     (38,000)
Net income, pro forma                      $  254,000   $  211,000
Net income per share applicable to common
stock, as reported:
    Basic                                  $     0.02   $     0.04
    Diluted                                $     0.01   $     0.04
Net income per share applicable to common
stock, pro forma:
    Basic                                  $     0.04   $     0.04
    Diluted                                $     0.04   $     0.04

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the quarters ended March 28, 2004 and March 30, 2003 follow:

                                   2004                    2003
                                -----------             -----------
                                 Earnings     Shares     Earnings     Shares
                                ----------------------------------------------
                                (restated)              (restated)
Net income                      $   97,000              $  244,000
Less: preferred stock dividend     (13,000)                (13,000)
                                -----------             -----------
Earnings available for common
stockholders                        84,000   5,545,864     231,000   5,537,071
Dilutive securities:
   Stock options                         -     142,215           -           -
   Warrants                              -     504,831           -           -
                                -----------  ---------  -----------  ---------
Dilutive earnings available to
common stockholders             $   84,000   6,192,910  $  231,000   5,537,071
                                ==============================================

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended on October 15, 2004

     RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

     The accompanying consolidated financial statements as of December 28, 2003 and for the three-month period ended March 30, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and the consolidated financial statements as of March 28, 2004 and December 28, 2003 and for the three-month periods ended March 28, 2004 and March 30, 2003 (as previously restated) were subsequently restated on October 15,

     2004 to further reflect additional adjustments to revise the accounting for certain of the Company's ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company revised its financial statements as of and for the three months ended March 28, 2004 to correct for the initial adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) which was first effective for this quarter.

     In connection with the restatement resulting from these errors, the Company has elected to apply the retroactive adoption provisions of FIN 46 in these restated financial statements and adjust previously reported amounts as of December 28, 2003 and for the three months ended March 30, 2003 to give effect to the adoption of FIN 46 as if it had been applied for all periods presented. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

     RETROACTIVE ADOPTION OF FIN 46
     ------------------------------

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. The Company has elected to retroactively adopt the provisions of FIN 46. The impact of the retroactive adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill prior to fiscal year 2004. There is no impact on net income (loss) in any period as a result of the retroactive adoption. Errors in the prior accounting for these entities are discussed in the following sections. The restatement adjustment gives effect to the consolidation of these entities. See further discussion of the adoption of FIN 46 under the accounting policy note below.

     CORRECTIONS OF ERRORS
     ---------------------

     Stock  Compensation  and  Miscellaneous  Adjustments

     In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $5,000 in first quarter of 2003. Results for the first quarter of fiscal 2004 were originally reported correctly and did not require restatement.

     In addition to this change, the Company also recorded additional general and administrative expense of $28,000 ($0.01 per share) in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. This adjustment increased accumulated deficit as of December 28, 2003. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998 which had not been previously expensed.

     Joint  Venture  Accounting  and  Miscellaneous  Adjustments

     Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9

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

     Correction  of  Adoption  of  FIN  46

     FIN 46 was first effective for the Company for the quarter ended March 28, 2004. At that time, the Company was consolidating all of its LLCs (incorrectly, in some cases, as indicated above), namely the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC, and was accounting for its investment in the Universal CityWalk Daily Grill partnership under the equity method. Upon the initial adoption of FIN 46, the Company made no changes to its accounting for the LLCs and partnership, as it believed them to already be appropriately consolidated.

     As part of the restatement process undertaken in September 2004, the Company reevaluated its adoption of FIN 46 which became even more relevant given the deconsolidation of many of the LLC's pursuant to SOP 78-9. The Company assessed all entities which are not wholly owned to determine if these entities would be considered variable interest entities and whether the Company would be considered the primary beneficiary. The Company determined that all of the following entities would be considered variable interest entities: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill partnership. The Company also determined that it is the primary beneficiary for all these entities which has resulted in consolidation of these entities. The Company has elected to retroactively adopt the provisions of FIN 46 and present these variable interest entities as consolidated subsidiaries for the prior periods presented in these financial statements.

     Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

     In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000, upon completion of the initial built-out, it converted approximately $1.2 million of the loan into capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the original note. Additionally, the venture was obligated to repay converted capital amounts under an identical payment/amortization schedule as the original note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

     Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG's capital contribution reduced by 40 % of the venture's losses and any return of capital amounts and allocated losses. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

     In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity, pursuant to FIN 46 the Company's accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given that MAG had no equity at risk. The impact of these adjustments was to decrease the minority interest in loss of subsidiary by $41,000 ($0.01 per share) and $11,000 in the first quarters of fiscal year 2003 and 2004, respectively, and increase interest expense by $19,000 and $17,000 in the first quarters of fiscal year 2003 and 2004, respectively.

     Chicago Grill on the Alley Warrants

     In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of March 28, 2004. Amortization of this amount has increased interest expense by $12,000 and $9,000 in each of the first quarters of fiscal year 2003 and 2004, respectively.

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

     The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics of the investments. The Company determined that a hypothetical liquidation at book value model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to reduce the minority interest in loss of subsidiaries by $23,000 and increase the minority interest in loss of subsidiaries by $23,000 in the first quarters of fiscal year 2003 and 2004, respectively.

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

     These adjustments have been reflected in the accompanying statement of operations through the addition of two new line items, cost reimbursements and reimbursed costs. The impact of these adjustments was to increase revenues by $2,067,000 and $3,190,000 in the first quarter of fiscal years 2003 and 2004, respectively and to increase operating expenses by a similar amount for both periods.

     In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred.

     Accounting  for  Lease  Incentives

     In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $800,000 as of December 28, 2003 and March 28, 2004, respectively. There was no impact on net income or earnings per share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the quarters ended March 30, 2003 and March 28, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,194,000 as of December 28, 2003 and March 28, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the first quarters of fiscal year 2003 and 2004.

     Other Equity Award Adjustments

     The Company recorded additional interest expense of $5,000 in both first quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of March 28, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.


     SUMMARY
     -------

     The above revisions impacted the balance sheets as of March 28, 2004 and December 28, 2003 and the statements of operations and cash flows for the three-month periods ended March 28, 2004 and March 30, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

                                                March 28, 2004
                                        ----------------------------------

                                                          As restated for
                                         As previously     correction of
                                           reported           errors
Cash & equivalents                      $        1,405   $          1,415
Inventories                                        569                586
Receivables, net                                   561                488
Reimbursable costs receivable                                         542
Prepaid & other current assets                     876                895
                                        ----------------------------------
Current assets                                   3,411              3,926
                                        ----------------------------------

Furniture, equipment and improvements            9,878             11,857

Goodwill, net                                      205                205
Liquor licenses                                    330                350
Restricted cash                                     72                 72
Advances to managed outlets                        302                  -
Note receivable                                    112                112
Other assets                                       420                247
                                        ----------------------------------
Total assets                            $       14,730   $         16,769
                                        ==================================

Current Liabilities
  Bank line of credit                   $            -   $              -
  Accounts Payable                               1,289              1,347
  Accrued Expenses                               2,239              2,313
  Reimburseable costs payable                                         542
  Current portion of debt                          326                360
  Note payable related parties                     242                321
                                        ----------------------------------
Current liabilities                              4,096              4,883
                                        ----------------------------------

Long-term debt                                     104                104
Note payable related parties                       310                935
Other long-term liabilities                      2,342              3,536
                                        ----------------------------------
Total liabilities                                6,852              9,458
                                        ----------------------------------

Minority interest                                1,337              1,898

Convertible stock
Common stock
Paid in capital                                 13,233             13,627
Accumulated deficit                             (6,692)            (8,214)
                                        ----------------------------------
Total equity                                     6,541              5,413
                                        ----------------------------------

Total liabilities & equity              $       14,730   $         16,769
                                        ==================================

                                                         December 28, 2003
                                       -----------------------------------------------------
                                                                            As restated for
                                                                             correction of
                                                                              errors and
                                        As previously    As restated for      retroactive
                                           reported      correction of       adoption of
                                              (1)            errors             FIN 46
Current assets:
  Cash and cash equivalents            $        1,473   $            972   $          1,496
  Inventories                                     570                355                585
  Receivables                                     741                747                658
  Reimbursable costs receivable                     -              1,503                580
  Prepaid and other current assets                608                535                612
                                       -----------------------------------------------------
    Total current assets                        3,392              4,112              3,931

Furniture, equipment and improvements           9,020              5,690             11,061

Goodwill                                          205                205                205
Liquor licenses                                   330                264                350
Restricted cash                                    72                  -                 72
Advances to managed outlets                       331                  -                  -
Note receivable                                   111                111                111
Other assets                                      426              1,320                275
                                       -----------------------------------------------------
      Total assets                     $       13,887   $         11,702   $         16,005
                                       =====================================================

Current liabilities:
  Accounts payable                     $          998   $            676   $          1,046
  Accrued expenses                              2,315              1,134              2,400
  Reimbursable costs payable                        -              1,503                580
  Current portion of debt                         254                 82                298
  Note payable related party                      269                346                345
                                       -----------------------------------------------------
    Total current liabilities                   3,836              3,741              4,669
                                       -----------------------------------------------------

Long term debt                                    283                106                285
Note payable related party                        323                230                969
Other long term liabilities                     1,496              1,632              2,734
                                       -----------------------------------------------------
    Total liabilities                           5,938              5,709              8,657
                                       -----------------------------------------------------

Minority interest                               1,521                703              2,058
Stockholders' equity
  Preferred stock                                   -                  -                  -
  Common stock                                                         -                  -
  Additional paid-in capital                   13,207             13,601             13,601
  Accumulated deficit                          (6,779)            (8,311)            (8,311)
                                       -----------------------------------------------------
    Total stockholders' equity                  6,428              5,290              5,290
                                       -----------------------------------------------------
    Total liabilities, minority
      interest and stockholders'
      equity                          $       13,887   $         11,702   $         16,005
                                       =====================================================

                                             Three months ended                          Three months ended
                                               March 28, 2004                               March 30, 2003
                                      ---------------------------------  ---------------------------------------------------------

                                                                                                               As restated for
                                                         As restated                        As restated      correction of errors
                                       As previously    for correction    As previously    for correction      and retroactive
                                       reported (1)       of errors       reported (1)       of errors        adoption of FIN 46
Revenues
  Sales                               $       12,958   $        13,510   $       11,667   $         8,691   $              12,134
Cost reimbursements                                -             3,190                -             6,806                   2,067
  Management Fees                                296               296              255               333                     231
                                      ---------------------------------  ---------------------------------------------------------
    Total Revenues                            13,254            16,996           11,922            15,830                  14,432
Cost of sales                                  3,630             3,772            3,174             2,316                   3,283
                                      ---------------------------------  ---------------------------------------------------------
    Gross Profit                               9,624            13,224            8,748            13,514                  11,149
                                      ---------------------------------  ---------------------------------------------------------
Operating exenses

  Restaurant and operating expenses            7,776             8,125            6,997             5,117                   7,308
  Reimbursed costs                                 -             3,190                              6,806                   2,067
  General and administartive                   1,227             1,227              910               910                     910

  Depreciation and amortization                  386               449              432               312                     502
  Pre-opening costs                              147               147              187                 -                     187
  Gain on sale of assets                           -                 -              (12)              (11)                    (11)
                                      ---------------------------------  ---------------------------------------------------------
    Total operating expenses                   9,536            13,138            8,514            13,134                  10,963
                                      ---------------------------------  ---------------------------------------------------------

  Income (loss) from operations                   88                86              234               380                     186
Interest expense, net                            (34)              (66)             (48)              (33)                    (83)
                                      ---------------------------------  ---------------------------------------------------------

Income (loss) before provision from
income taxes, minority interest and
equity in loss of joint venture                   54                20              186               347                     103
Provision for income taxes                       (23)              (23)             (55)              (53)                    (55)
                                      ---------------------------------  ---------------------------------------------------------
Income (loss) before minorty
interest and equity in loss of
joint venture                                     31                (3)             131               294                      48
Minority interest in loss
(earnings) of subsidiaries                        60               100              216                90                    196
Equity in loss of joint venture                   (4)                -               (5)             (140)                       -
                                      ---------------------------------  ---------------------------------------------------------
Net income (loss)                                 87                97              342               244                     244
Preferred dividends accrued                      (13)              (13)             (13)              (13)                    (13)
                                      ---------------------------------  ---------------------------------------------------------
Net income available for common
shareholders                          $           74   $            84   $          329   $           231   $                 231
                                      =================================  =========================================================

Net income per share applicable to
common stock :
Basic Net Income                                0.01              0.02             0.06              0.04                    0.04
Diluted Net Income                              0.01              0.01             0.06              0.04                    0.04

Average-weighted shares
outstanding
Basic                                          5,546             5,546            5,537             5,537                   5,537
Diluted                                        6,193             6,193            5,537             5,537                   5,537

                                                                            March 28, 2004
                                                                 ---------------------------------------

                                                                  As previously      As restated for
                                                                  reported (1)     correction of errors
Cash flows from operating activities
    Net income                                                   $           87   $                  97
    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
        Depreciation and amortization                                       386                     449
        Minority interest in net income                                     (60)                   (100)
        Equity in loss of JV                                                  4                       -
        Stock based compensation                                            187                     187
    Changes in operating assets and liabilities
        Inventories                                                           1                      (1)
        Receivables                                                         180                     170
        Reimbursable costs receivable                                         -                      38
        Prepaid expenses and other currents assets                         (272)                   (287)
        Other assets                                                         22                      28
        Accounts payable                                                    291                     301
        Accrued expenses                                                   (265)                   (276)
        Reimbursable costs payable                                            -                     (38)
        Other long term liabilities                                          (1)                    (83)
                                                                 ---------------------------------------
            Net cash provided by operating activities                       560                     485
                                                                 ---------------------------------------

Cash flows from investing activities:
    Purchases of PP&E                                                    (1,240)                 (1,241)
    Additional investment in CityWalk                                       (20)                      -
    Proceeds from sale of assets                                             29                       -
                                                                 ---------------------------------------
            Net cash used in investing activities                        (1,231)                 (1,241)
                                                                 ---------------------------------------

Cash flows from financing activities:
    Tenant improvement allowances                                           847                     885
    Payments on related party debt                                          (40)                    (58)
    Payments on notes payable                                              (107)                   (119)
    Proceeds from minority interest investment                               15                      35
    Preferred return to Chicago                                             (44)                      -
    Return of capital to minority interests                                 (68)                    (68)
                                                                 ---------------------------------------
            Net cash provided by financing activities                       603                     675
                                                                 ---------------------------------------

            Net increase(decrease) in cash                                  (68)                    (81)

Cash and cash equivalents, beginning of period                            1,473                   1,496
                                                                 ---------------------------------------

Cash and cash equivalents, end of period                         $        1,405   $               1,415
                                                                 =======================================

                                                                                   March 30, 2003
                                                                 ---------------------------------------------------------------

                                                                                                             As restated for
                                                                                                           correction of errors
                                                                  As previously      As restated for         and retroactive
                                                                  reported (1)     correction of errors     adoption of FIN 46
Cash flows from operating activities
    Net income                                                   $          342   $                 244   $                 244

    Adjustments to reconcile net income to net cash provided
    by (used in) operating activities:
        Depreciation and amortization                                       432                     312                     502
        Minority interest in net income                                    (216)                    (90)                   (196)
        Equity in loss of JV                                                  5                     140                       -
        Gain on sale of assets                                              (12)                    (12)                    (11)
        Stock based compensation                                              5                       5                       5
        Changes in operating assets and liabilities
        Inventories                                                         (22)                     (6)                    (25)
        Receivables                                                        (285)                   (176)                   (234)
        Reimbursable costs receivable                                                               181                      (9)
        Prepaid expenses and other current assets                          (269)                   (232)                   (292)
        Other assets                                                         (4)                     (9)                      1
        Accounts payable                                                     (9)                    (34)                     49
        Accrued expenses                                                   (316)                   (239)                   (353)
        Reimbursable costs payable                                            -                    (181)                      9
        Other liabilities                                                     -                     (23)                    (44)
                                                                 ---------------------------------------------------------------
            Net cash used in operating activities                          (349)                   (120)                   (354)
                                                                 ---------------------------------------------------------------

Cash flows from investing activities:
        Purchases of furniture, equipment and improvements                 (184)                    (41)                   (184)
        Proceeds from sale of assets                                         26                      26                      26
        Restricted cash for DGCP, LLC                                       466                       -                     466
                                                                 ---------------------------------------------------------------
            Net cash provided by investing activities                       308                     (15)                    308
                                                                 ---------------------------------------------------------------

Cash flows from financing activities:
    Payments on related party debt                                          (36)                     22                     (61)
    Payments on notes payable                                               (98)                    (63)                    (98)
    Preferred return to Chicago                                             (44)                      -                       -
    Return of capital to minority interests                                 (72)                      -                     (72)
                                                                 ---------------------------------------------------------------
            Net cash used in financing activities                          (250)                    (41)                   (231)
                                                                 ---------------------------------------------------------------

            Net decrease in cash                                           (291)                   (176)                   (277)

Cash and cash equivalents, beginning of period                            1,275                     581                   1,275
                                                                 ---------------------------------------------------------------

Cash and cash equivalents, end of period                         $          984   $                 405   $                 998
                                                                 ===============================================================

     (1) The Company previously restated its consolidated financial statements as of December 28, 2003 and the three months ending March 30, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase operating expenses and decrease net income by $5,000 in for the quarter ended March 30, 2003. There was no change to reported net income per share. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Quarterly Report on Form 10-Q filed on May 27, 2004.

     In addition, certain prior year amounts have been reclassified to conform to current year presentation.



RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total sales revenues, except where otherwise noted. We typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                                 Three Months Ended
                                               -----------------------
                                                March 28,   March 30,
                                                  2004         2003
                                               -----------  ----------
                                               (restated)   (restated)
                                               -----------  ----------
                                                    %           %
Revenues:
  Sales revenues                                     79.5        84.1
  Cost reimbursements                                18.8        14.3
  Management and license fees                         1.7         1.6
                                               -----------  ----------
    Total revenues                                  100.0       100.0

Cost of sales (exclusive of depreciation,
      presented separately below)                    22.2        22.7
                                               -----------  ----------
    Gross profit                                     77.8        77.3
                                               -----------  ----------

  Restaurant operating expenses                      47.8        50.6
  Reimbursed costs                                   18.8        14.3
  Gain on sale of assets                                -        (0.1)
  General and administrative                          7.2         6.3
  Depreciation and amortization                       2.7         3.5
  Pre-opening costs                                   0.9         1.4
                                               -----------  ----------
    Total operating expenses                         77.4        76.0
                                               -----------  ----------

    Operating income                                  0.4         1.3
Interest expense, net                                (0.3)       (0.6)
                                               -----------  ----------
Income before taxes, equity in loss of joint
    venture and minority interest                     0.1         0.7
Provision for income taxes                           (0.1)       (0.4)
Minority interest                                     0.6         1.4
Equity in loss of joint venture                       0.0         0.0
                                               -----------  ----------
    Net income                                        0.6         1.7
                                               ===========  ==========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                   First Quarter     Total open at
                                      Openings      End of Quarter
                                 ----------------  ----------------
                                 FY 2004  FY 2003  FY 2004  FY 2003
Daily Grill Restaurants:
  Company owned                        1        1       11       10
  Managed and/or licensed              -        -        7        6
Grill on the Alley restaurants:
  Company owned                        -        -        4        4
Other restaurants
  Managed and/or licensed              -        -        1        1
                                 -------  -------  -------  -------
Total                                  1        1       23       21
                                 =======  =======  =======  =======

                                                   Three Months Ended
                                            ----------------------------------
                                             March 28, 2004    March 30, 2003
                                            ----------------  ----------------
Weighted average weekly sales per company
owned restaurant:
  Daily Grill                               $        69,700   $        67,800
  Grill on the Alley                                 80,115            75,500

Change in comparable restaurants (1)
  Daily Grill                                           8.7%              3.4%
  Grill on the Alley                                    6.1%            (1.3)%

Total Company revenues:
  Daily Grill                               $     9,344,000   $     8,206,000
  Grill on the Alley                              4,166,000         3,928,000
  Reimbursed Costs                                3,190,000         2,067,000
  Management and license fees                       296,000           231,000
                                            ----------------  ----------------
Total consolidated revenues                      16,996,000        14,432,000
                                            ----------------  ----------------

Managed restaurants sales                         4,020,000         2,835,000
Licensed restaurants sales                        2,142,000         2,295,000
Less Reimbursed Costs                            (3,190,000)       (2,067,000)
Less management and license fees                   (296,000)         (231,000)
                                            ----------------  ----------------
Total system sales                          $    19,672,000   $    17,264,000
                                            ================  ================

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 28, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 30, 2003

Revenues. Revenues for the 2004 quarter increased 17.8% to $17.0 million from $14.4 million in the 2003 period. Sales revenues increased 11.3% to $13.5 million in 2004 from $12.1 million in 2003. Reimbursed costs increased 54.3% to $3.2 million in 2004 from $2.1 million in 2003. Management and license fee revenues increased to $296,000 in 2004 from $231,000 in 2003. System-wide sales, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $19.7 million in 2004, an increase of 13.9% from $17.3 million in 2003. System-wide sales, computed by adding to total revenues the revenues of unconsolidated restaurants and subtracting license and management fees reported from those restaurants, is a non-GAAP measure considered by management to be a key indicator of brand strength. See reconciliation of system-wide sales to revenues above.

Sales for Daily Grill restaurants increased by 13.9% from $8.2 million in the 2003 quarter to $9.3 million in the 2004 period. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 8.7% ($0.6 million) for restaurants open for 12 months in both 2003 and 2004 and opening of the Bethesda Daily Grill ($0.6 million). Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants increased 2.8% from $67,800 in 2003 to $69,700 in 2004. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2004 reflected both increased guest counts and improved average checks during the period.

Sales for Grill restaurants increased by 6.1% from $3.9 million in the 2003 quarter to $4.2 million in 2004. The increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to the improved check averages and increased guest counts. Weighted average weekly sales at the Grill restaurants increased 6.1% from $75,500 in 2003 to $80,115 in 2004.

Reimbursed costs which represent employee and other operating expenses of managed restaurants for which we are reimbursed by the restaurants increased in 2004 primarily due to the opening of the Portland Daily Grill.

Management and license fee revenues during the 2004 quarter were attributable to hotel restaurant management services which accounted for $238,000 of management fees and licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $58,000. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.


Cost of Sales and Gross Profit. While sales revenues increased by 11.3% ($1.4 million) in the 2004 quarter as compared to 2003, cost of sales increased by 14.9% ($489,000) and increased as a percentage of sales from 27.1% in 2003 to 27.9% in 2004. The increase in cost of sales as a percentage of sales revenues was attributable to higher costs for a variety of food and grocery products, including dairy, poultry and seafood during the current period. The dollar increase in cost of sales reflects the opening of the Bethesda Daily Grill, increased same store sales and the increase in various food and grocery prices.

Gross profit from restaurant sales increased 10.0% from $8.9 million (72.9% of restaurant sales) in 2003 to $9.7 million (72.1% of restaurant sales ) in 2004.

Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 19.8% to $13.1 million in the 2004 quarter (representing 77.4% of total revenues) from $11.0 million in 2003 (representing 76.0% of total revenues).

Restaurant operating expenses increased 11.2% to $8.1 million in the 2004 quarter from $7.3 million in 2003. As a percentage of restaurant sales, restaurant operating expenses represented 60.1% in 2004 compared to 60.2% in 2003. The dollar increase in restaurant operating expenses was primarily attributable to the sales increase, including the opening of the Bethesda Daily Grill ($458,000), and increases in various restaurant costs, including wages and related costs ($107,000), promotion and advertising ($113,000), occupancy costs ($96,000), and compensation expense for stock options ($43,000) among others. The decrease in operating expenses as a percentage of revenues resulted from improved operating efficiencies partially offset by compensation expense for stock options attributable to an increase in the Company's stock price during the quarter.

Reimbursed costs increased 54.3% from $2.1 million in 2003 to $3.2 million in 2004. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Portland Daily Grill.

General and administrative expenses rose 34.8% to $1.2 million in the 2004 quarter compared to $0.9 million in 2003. General and administrative expenses represented 9.1% of restaurant sales in 2004 as compared to 7.5% of revenues in 2003. The increase in general and administrative expense was attributable to increases in a broad number of categories, including compensation expense for stock options ($139,000), wages and related costs ($82,000), travel expenses ($20,000), telephone ($13,000), taxes and license expenses ($10,000) and professional services ($56,000), including costs associated with implementing various systems and procedures mandated by the Sarbanes-Oxley Act.

Depreciation and amortization expense decreased 10.6% for the 2004 quarter representing 3.3% of restaurant sales in 2004 and 4.1% of restaurant sales in 2003 primarily due to higher revenues with relatively fixed depreciation amounts and the completion of amortization of a non-compete agreement in 2003.

Pre-opening costs totaled $147,000 in the 2004 period as compared with $187,000 in 2003. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

Interest Expense. Interest expense, net, totaled $66,000 during the 2004 quarter as compared to $83,000 in 2003. The decrease in interest expense was primarily attributable to the reduction in long-term debt.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $100,000 during the 2004 quarter as compared to $196,000 during the 2003 quarter. The decrease in minority interest in loss was primarily attributable to improved operating results from the South Bay Daily Grill which reflected pre-opening costs for the 2003 quarter.

We reported net income of $97,000 in the 2004 quarter as compared to a net income of $244,000 for 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At March 28, 2004 the Company had negative working capital of $1.0 million and a cash balance of $1.4 million compared to negative working capital of $0.7 million and a cash balance of $1.5 million at December 28, 2003.

Net cash provided by operations during the quarter ended March 28, 2004 totaled $485,000 compared to $354,000 used in operations during the quarter ended March 30, 2003. The positive change in working capital resulted from a reduction in receivables and an increase in payables, offset by a reduction in depreciation and amortization and lower net income.

Net cash used in investing activities during the quarter ended March 28, 2004 totaled $1,241,000 as compared to $308,000 provided by investing activities during the quarter ended March 30, 2003. Cash used in investing activities during the current period related primary to purchases of property, plant and equipment for the Bethesda Daily Grill ($1,155,000).

Net cash provided by financing activities during the quarter ended March 28, 2004 totaled $675,000 as compared to $231,000 used in financing activities during the quarter ended March 30, 2003. Cash provided by financing activities during the current period related to tenant improvement allowances ($885,000), and investments by minority members in LLCs ($35,000), partially off-set by reductions in debt ($177,000), and distribution of profits to the minority member of San Jose Grill, LLC ($68,000).

Financing Facilities. At March 28, 2004, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $1.1 million, equipment loans of $0.3 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $885,000 was received during the first quarter of 2004. This tenant improvement allowance has been recorded in long-term lease incentives and is being amortized against rent expense over the 15 year lease term.

In March 2004, we entered into a preliminary agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants. The definitive loan documents were finalized in June 2004.

Operating Leases and Contractual Obligations. During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the first quarter of 2005. Accordingly, at March 28, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the quarter ended March 28, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company's Form 10-K for the year ended December 28, 2003, as amended. Developments with respect to those agreements and arrangements during the quarter ended March 28, 2004 include:

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
                                              =======


CHICAGO - GRILL ON THE ALLEY

Distributions of capital and note
repayments during the three months
ended March 28, 2004:               Members (a)  $   63,000
                                                 ==========
                                    Company      $        0
                                                 ==========
Unreturned Initial Capital
Contributions at March 28, 2004:    Members      $1,072,000
                                                 ==========
                                    Company      $        0
                                                 ==========

Accrued but unpaid Preferred
Returns at March 28, 2004:          Members      $        0
                                                 ==========
                                    Company      $        0
                                                 ----------

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
                                                ==========

a) Distribution of capital as of March 28, 2004 includes $29,000 of payment of capital and loan and $34,000 of payment of interest and preferred return.

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

Worker's Compensation Loss Reserves
-----------------------------------

In the first quarter of 2004, the Company obtained a worker's compensation policy for 2004. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors. The Company has reduced costs during the first quarter by $27,000 resulting from savings of $64,000 due to lower premium costs net of the establishment of a loss reserve of $37,000 related to the deductible.

Based on the Company's review at March 28, 2004, the current loss reserve is adequate.


RECENTLY ADOPTED ACCOUNTING REQUIREMENTS

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Amended Quarterly Report on Form 10-Q/A is more consistent with the presentation of the Company's ongoing financial position and results of operations.

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

Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC, The Daily Grill at Continental Park LLC and the Universal CityWalk Daily Grill partnership. The Company has determined it is the primary beneficiary for all these entities.

In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period s earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company has adopted EITF 03-06 for the quarter ended June 30, 2004. The Company believes there will be no impact on the Company's financial statements as the preferred shares are not participating securities.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the opening of new restaurants during 2004 and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended, the following developments may impact future operating results and financial condition.

In March 2004, the Company signed a lease to open an owned Daily Grill in an office park in Santa Monica, California. The landlord will provide a turn-key location built to our specifications. The restaurant is scheduled to open in the first quarter of 2005.

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

At the time the original Quarterly Report on Form 10-Q was prepared and filed on May 27, 2004, an evaluation as of the end of the period covered by this report had been carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the

"Exchange Act"). This evaluation was performed in light of a restatement caused by an error in accounting for the Company's stock options which had been accounted for using fixed accounting but which should have been accounted for using variable accounting. Based on their evaluation, our chief executive officer and chief financial officer had originally concluded that our disclosure controls and procedures were effective to ensure that we record, process, summarize, and report information required to be disclosed by us in our reports filed under the Securities Exchange Act within the time periods specified by the Securities and Exchange Commission's rules and forms even though a restatement had occurred.

Subsequent to filing our original report, and in connection with the review of our financial statements for the second quarter of 2004, the Company was informed by its independent accountants that (i) the Company's accounting for its joint ventures including loss allocations, guarantees of returns, consolidation decisions and the initial adoption of FIN 46 was incorrect, (ii) reimbursed costs related to management agreements should be presented on a grossed-up basis as both revenue and expense, and (iii) the accounting for certain equity awards needed to be adjusted. These instances were considered to be material weaknesses in the selection and application of accounting principles and policies. After re-evaluation of our accounting practices for joint ventures, reimbursed costs and equity awards, our management determined to restate our consolidated financial statements as of December 28, 2003 and March 28, 2004 and for the three months ended March 30, 2003 and March 28, 2004.

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures over the selection and application of accounting principles, in particular, accounting for stock options, joint ventures, reimbursed costs and equity awards, and concluded that these controls were not effective as of March 28, 2004. During the second and third quarters of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our stock option grant agreements in relation to the option plan agreement, reviewing the terms of all our joint venture and related agreements, reviewing the accounting for reimbursed costs under our management agreements and reviewing the accounting for all our equity awards. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas.
In addition, in July 2004, we hired a new chief financial officer. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.


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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        10.1   Employment Agreement, effective January 1, 2004, with Robert Spivak
        10.2   Consulting Agreement with Robert Spivak
        31.1*  Section 302 Certification of CEO
        31.2*  Section 302 Certification of CFO
        32.1*  Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.
        32.2*  Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

*       Filed herewith; all other exhibits previously filed.

   (b)  Reports on Form 8-K

        None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRILL CONCEPTS, INC.

Dated:  October 13, 2004
                                   By:  _________________________________
                                        Robert Spivak
                                        President and Chief Executive Officer




                                   By:  _________________________________
                                        Philip Gay
                                        Chief Financial Officer