Form 10-Q
period 2004-06-27
GRILL CONCEPTS INC
filed 2004-10-15
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 2004

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to _______.

                          Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                13-3319172
                --------                                ----------
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

   __________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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


As of August 10, 2004, 5,643,211 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX

                                                                            Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Balance Sheets -
      June 27, 2004 and December 28, 2003 (restated) (unaudited) . . . . .     2

     Consolidated Statements of Operations -
      For the three months and six months ended June
      27, 2004 and June 29, 2003 (restated) (unaudited). . . . . . . . . .     4

     Consolidated Statements of Cash Flows -
      For the six months ended June 27, 2004 and
      June 29, 2003 (restated) (unaudited) . . . . . . . . . . . . . . . .     5

     Notes to Consolidated Financial Statements. . . . . . . . . . . . . .     6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . . . . .    24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . .    44

Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . .    44

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .    46

Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . .    46

Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . .    47

Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . .    47

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    49

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                     ASSETS


                                              June 27,     December 28,
                                                2004           2003
                                             -----------  --------------
                                                            (restated)
Current assets:
   Cash and cash equivalents                 $ 1,632,000  $    1,496,000
   Inventories                                   586,000         585,000
   Receivables, net of reserve ($19,000 in
     2004 and $13,000 in 2003)                   607,000         658,000
   Reimbursable costs receivable                 539,000         580,000
   Prepaid expenses                              763,000         612,000
                                             -----------  --------------

     Total current assets                      4,127,000       3,931,000

Furniture, equipment, & improvements, net     11,597,000      11,061,000

Goodwill, net                                    205,000         205,000
Restricted cash                                   72,000          72,000
Note receivable                                  114,000         111,000
Liquor licenses                                  355,000         350,000
Other assets                                     239,000         275,000
                                             -----------  --------------

      Total assets                           $16,709,000  $   16,005,000
                                             ===========  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (Continued)

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY


                                                         June 27,     December 28,
                                                           2004           2003
                                                       ------------  --------------
                                                                       (restated)
Current liabilities:
   Accounts payable                                    $ 1,782,000   $   1,046,000
   Accrued expenses                                      2,323,000       2,400,000
   Reimbursable costs payable                              539,000         580,000
   Current portion of long term debt                       217,000         298,000
   Current portion notes payable - related parties         296,000         345,000
                                                       ------------  --------------
      Total current liabilities                          5,157,000       4,669,000

Long-term debt                                             184,000         285,000
Notes payable - related parties                            902,000         969,000
Other long-term liabilities                              3,568,000       2,734,000
                                                       ------------  --------------

      Total liabilities                                  9,811,000       8,657,000

Minority interest                                        1,636,000       2,058,000

Stockholders' equity:
   Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2004 and 2003                     -               -
Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 2004 and 2003                     -               -
   Common stock, $.00004 par value; 12,000,000 shares
     authorized in 2004 and 2003, 5,643,211 shares
     issued and outstanding in 2004, 5,537,071 shares
      issued and outstanding in 2003                             -               -
Additional paid-in capital                              13,627,000      13,601,000
Accumulated deficit                                     (8,365,000)     (8,311,000)
                                                       ------------  --------------
   Total stockholders' equity                            5,262,000       5,290,000
                                                       ------------  --------------
     Total liabilities, minority interest and
        stockholders' equity                           $16,709,000   $  16,005,000
                                                       ============  ==============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)


                                                  Three Months Ended                  Six Months Ended
                                            --------------------------------  --------------------------------
                                             June 27, 2004    June 29, 2003    June 27, 2004    June 29, 2003
                                            ---------------  ---------------  ---------------  ---------------
Revenues:                                                       (restated)                       (restated)
   Sales                                    $   12,646,000   $   12,050,000   $   26,156,000   $   24,184,000
   Cost reimbursements                           2,903,000        2,217,000        6,093,000        4,284,000
   Management and license fees                     306,000          235,000          602,000          466,000
                                            ---------------  ---------------  ---------------  ---------------
      Total revenues                            15,855,000       14,502,000       32,851,000       28,934,000
Cost of sales (exclusive of depreciation,
   presented separately below)                   3,607,000        3,354,000        7,379,000        6,637,000
                                            ---------------  ---------------  ---------------  ---------------
Gross profit                                    12,248,000       11,148,000       25,472,000       22,297,000
                                            ---------------  ---------------  ---------------  ---------------

Operating expenses:
   Restaurant operating expenses                 8,054,000        7,444,000       16,179,000       14,751,000
   Reimbursed costs                              2,903,000        2,217,000        6,093,000        4,284,000
   General and administrative                    1,083,000          993,000        2,310,000        1,903,000
   Depreciation and amortization                   454,000          428,000          903,000          930,000
   Pre-opening costs                                 1,000                -          148,000          187,000
   Gain on sale of assets                           (1,000)               -           (1,000)         (11,000)
                                            ---------------  ---------------  ---------------  ---------------
   Total operating expenses                     12,494,000       11,082,000       25,632,000       22,044,000
                                            ---------------  ---------------  ---------------  ---------------

Income (loss) from operations                     (246,000)          66,000         (160,000)         253,000
Interest expense, net                              (66,000)         (80,000)        (132,000)        (162,000)
                                            ---------------  ---------------  ---------------  ---------------

Income (loss) before provision for
income taxes and minority interest                (312,000)         (14,000)        (292,000)          91,000

Provision for income taxes                          (5,000)         (26,000)         (28,000)         (81,000)
Minority interest in loss of subsidiaries          166,000           88,000          266,000          284,000
                                            ---------------  ---------------  ---------------  ---------------

Net income (loss)                                 (151,000)          48,000          (54,000)         294,000
Preferred dividends accrued                        (12,000)         (12,000)         (25,000)         (25,000)
                                            ---------------  ---------------  ---------------  ---------------

Net income (loss) applicable to
  common stock                              $     (163,000)  $       36,000   $      (79,000)  $      269,000
                                            ===============  ===============  ===============  ===============

Net income (loss) per share applicable
  to common stock:
    Basic net income (loss)                 $        (0.03)  $         0.01   $        (0.01)  $         0.05
                                            ===============  ===============  ===============  ===============

    Diluted net income (loss)               $        (0.03)  $         0.01   $        (0.01)  $         0.05
                                            ===============  ===============  ===============  ===============

Weighted average shares outstanding:
    Basic                                        5,590,445        5,537,071        5,568,155        5,537,071
                                            ===============  ===============  ===============  ===============
    Diluted                                      5,590,445        5,563,370        5,568,155        5,547,389
                                            ===============  ===============  ===============  ===============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                  Six Months Ended
                                                              -------------------------
                                                                June 27,     June 29,
                                                                  2004         2003
                                                              ------------  -----------
Cash flows from operating activities:                                        (restated)
   Net income (loss)                                          $   (54,000)  $  294,000
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                               903,000      930,000
      Stock based compensation expense                             71,000      140,000
      Allowance for doubtful accounts                               6,000            -
      Gain on sale of assets                                       (1,000)     (11,000)
      Minority interest in loss of subsidiaries                  (266,000)    (284,000)
   Changes in operating assets and liabilities:
      Inventories                                                  (1,000)     (29,000)
      Receivables                                                  45,000      (62,000)
      Reimbursable costs receivable                                41,000      (86,000)
      Prepaid expenses                                           (151,000)    (224,000)
      Other assets                                                 28,000       (4,000)
      Accounts payable                                            736,000      222,000
      Accrued liabilities                                        (181,000)     (87,000)
      Reimbursable costs payable                                  (41,000)      86,000
      Other long-term liabilities                                (167,000)     (51,000)
                                                              ------------  -----------
   Net cash provided by operating activities                      968,000      834,000
                                                              ------------  -----------

Cash flows from investing activities:
   Proceeds on sale of assets                                       1,000       26,000
   Restricted cash for Daily Grill at Continental Park, LLC             -      466,000
   Purchase of liquor license                                      (5,000)           -
   Advance repaid by managed outlet                                     -       64,000
   Purchase of furniture, equipment and improvements           (1,431,000)    (263,000)
                                                              ------------  -----------
Net cash provided by (used in) investing activities            (1,435,000)     293,000
                                                              ------------  -----------

Cash flows from financing activities:
   Tenant improvement allowances                                1,002,000            -
   Proceeds from minority interest                                 35,000       30,000
   Return of capital and profits to minority shareholder         (135,000)    (173,000)
   Payments on related party debt                                (116,000)    (105,000)
   Payments on long-term debt                                    (183,000)    (217,000)
                                                              ------------  -----------
Net cash provided by (used in) financing activities               603,000     (465,000)
                                                              ------------  -----------

Net increase in cash and cash equivalents                         136,000      662,000
Cash and cash equivalents, beginning of period                  1,496,000    1,290,000
                                                              ------------  -----------
Cash and cash equivalents, end of period                      $ 1,632,000   $1,952,000
                                                              ============  ===========

Supplemental cash flow information:
   Cash paid during the period for:
      Interest                                                $   100,000   $  130,000
      Income taxes                                                 93,000       34,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   INTERIM FINANCIAL PRESENTATION

     The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 28, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 28, 2003, as amended on October 15, 2004. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 26, 2004.

     RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

     The accompanying consolidated financial statements as of December 28, 2003 and for the three and six-month periods ended June 29, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company's joint ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company has corrected its initial adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) which was first effective for the quarter ended March 28, 2004. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

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

     CORRECTIONS OF ERRORS
     ---------------------

     Stock Compensation and Miscellaneous Adjustments

     In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $135,000 ($0.02 per share) and $140,000 ($0.03 per share) for the three and six month periods ended June 29, 2003. Results for the first quarter of fiscal 2004 were originally reported correctly and did not require restatement.

     In addition to this change, the Company also recorded additional general and administrative expense of $28,000 in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. This adjustment increased accumulated deficit as of December 28, 2003. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 ($0.01 per share) as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998 which had not been previously expensed.

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

     Correction of Adoption of FIN 46

     FIN 46 was first effective for the Company for the quarter ended March 28, 2004. At that time, the Company was consolidating all of its LLCs (incorrectly, in some cases, as indicated above), namely The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC, and was accounting for its investment in the Universal CityWalk Daily Grill partnership under the equity method. Upon the initial adoption of FIN 46, the Company made no changes to its accounting for the LLCs and partnership as it believed them to already be appropriately consolidated.

     As part of the restatement process undertaken in September 2004, the Company reevaluated its adoption of FIN 46, which became even more relevant given the deconsolidation of many of the LLCs pursuant to SOP 78-9. The Company assessed all entities which are not wholly owned to determine if these entities would be considered variable interest entities and whether the Company would be considered the primary beneficiary. The Company determined that all of the following entities would be considered variable interest entities: The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill partnership. The Company also determined that it is the primary beneficiary for all these entities which has resulted in consolidation of these entities. The Company has elected to retroactively adopt the provisions of FIN 46 and present these variable interest entities as consolidated subsidiaries for the prior periods presented in these financial statements.


     Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

     In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The stated venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000 upon completion of the initial build-out, it converted approximately $1.2 million of the loan into Capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted original capital amounts under an identical payment/amortization schedule as the note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

     Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG's capital contribution reduced by 40% of the venture's losses and any return of capital amounts and allocated losses. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

     In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity pursuant to FIN 46, the Company's accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given that MAG had no equity at risk. The impact of these adjustments was to decrease the minority interest in loss of subsidiary by $2,000 and $13,000 in the three and six month periods ended June 27, 2004, respectively, and $22,000 and $63,000 ($0.01 per share) in the three and six month periods ended June 29, 2003, respectively; and increase interest expense by $17,000 and $34,000 ($0.01 per share) in the three and six month periods ended June 27, 2004, respectively, and $19,000 and $38,000 ($0.01 per share) in the three and six month periods ended June 29, 2003, respectively.

     Chicago Grill on the Alley Warrants

     In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of June 27, 2004. Amortization of this amount has increased interest expense by $9,000 and $18,000 in the three and six month periods ended June 27, 2004, respectively, and $9,000 and $19,000 in the three and six month periods ended June 29, 2003, respectively.

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

     The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics at book value of the investments. The Company determined that a hypothetical liquidation model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to increase the minority interest in loss of subsidiaries by $27,000 and $50,000 ($0.01 per share) in the three and six month periods ended June 27, 2004, respectively; increase the minority interest in loss of subsidiaries by $18,000 for the three months ended June 29, 2003; and reduce the minority interest in loss of subsidiary by $5,000 for the six months ended June 29, 2003.

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

     The impact of these adjustments was to increase revenues by $2,903,000 and $6,093,000 in the three and six month periods ended June 27, 2004, respectively and to increase operating expenses by a similar amount for both periods. The impact on the three and six months periods ended June 29, 2003 was to increase revenues by $2,217,000 and $4,295,000, respectively and to increase operating expenses by a similar amount for both periods.

     In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred. The impact of this adjustment was to increase revenue by $29,000 ($0.01 per share) for the six months ended June 27, 2004.

     Accounting for Lease Incentives

     In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $765,000 as of December 28, 2003 and June 27, 2004, respectively. There was no impact on net income or earnings-per-share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the three months ended June 29, 2003 and June 27, 2004 and by $70,000 for the six months ended June 29, 2003 and June 27, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,150,000 as of December 28, 2003 and June 28, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the second quarters of fiscal year 2003 and 2004 and by $88,000 for the six months ended June 29, 2003 and June 27, 2004.

     Other Equity Award Adjustments

     The Company recorded additional interest expense of $5,000 in each of the first two quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of June 27, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.


     SUMMARY
     -------

     The above revisions impacted the balance sheets as of December 28, 2003 and the statements of operations and cash flows for the three and six-month periods ended June 29, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

                                                      December 28, 2003
                                       -----------------------------------------------------
                                                                            As restated for
                                                                             correction of
                                                                              errors and
                                                         As restated for      retroactive
                                        As previously     correction of     adoption of FIN
                                        reported (1)         errors               46
Current assets:
  Cash and cash equivalents            $        1,473   $            972   $          1,496
  Inventories                                     570                355                585
  Receivables                                     741                747                658
  Reimbursable costs receivable                     -              1,503                580
  Prepaid and other current assets                608                535                612
                                       -----------------------------------------------------
    Total current assets                        3,392              4,112              3,931

Furniture, equipment and improvements           9,020              5,690             11,061

Goodwill                                          205                205                205
Restricted cash                                    72                  -                 72
Advances to managed outlets                       331                  -                  -
Note receivable                                   111                111                111
Liquor licenses                                   330                264                350
Other assets                                      426              1,320                275
                                       -----------------------------------------------------
                                       $       13,887   $         11,702   $         16,005
                                       =====================================================

Current liabilities:
  Accounts payable                     $          998   $            676   $          1,046
  Accrued expenses                              2,315              1,134              2,400
  Reimbursable costs payable                        -              1,503                580
  Current portion of debt                         254                 82                298
  Note payable related party                      269                346                345
                                       -----------------------------------------------------
    Total current liabilities                   3,836              3,741              4,669
                                       -----------------------------------------------------

Long term debt                                    283                106                285
Note payable related party                        323                230                969
Other long term liabilities                     1,496              1,632              2,734
                                       -----------------------------------------------------
    Total liabilities                           5,938              5,709              8,657
                                       -----------------------------------------------------

Minority interest                               1,521                703              2,058
Stockholders' equity
  Preferred stock                                   -                  -                  -
  Common stock                                      -                  -                  -
  Additional paid-in capital                   13,207             13,601             13,601
  Accumulated deficit                          (6,779)            (8,311)            (8,311)
                                       -----------------------------------------------------
    Total stockholders' equity                  6,428              5,290              5,290
                                       -----------------------------------------------------
                                       $       13,887   $         11,702   $         16,005
                                       =====================================================

(1) The Company previously restated its consolidated financial statements as of December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase accrued liabilities by $197,000, increase additional paid-in capital by $55,000 and increase accumulated deficit by $252,000 as of December 28, 2003. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Amended Annual Report of Form 10-K/A filed on May 27, 2004.

                                                                Six Months Ended
                                                                 June 27, 2003
                                                ----------------------------------------------------


                                                                                    As restated for
                                                                                     correction of
                                                                                      errors and
                                                                 As restated for      retroactive
                                                As previously     correction of     adoption of FIN
                                                  reported           errors               46
Revenues
  Sales                                        $       23,186   $         17,262   $         24,184
  Cost reimbursements                                       -             12,232              4,284
  Management Fees                                         517                633                466
                                               -----------------------------------------------------
    Total Revenues                                     23,703             30,127             28,934
Cost of sales                                           6,396              4,656              6,637
                                               -----------------------------------------------------
    Gross Profit                                       17,307             25,471             22,297
                                               -----------------------------------------------------
Operating expenses
  Restaurant and operating expenses                    14,042             10,249             14,751
  Reimbursed costs                                                        12,232              4,284
  General and administrative                            1,816              1,902              1,903
  Depreciation and amortization                           788                586                930
  Pre-opening costs                                       187                  -                187
  Gain on sale of assets                                  (11)               (11)               (11)
                                               -----------------------------------------------------
    Total operating expenses                           16,822             24,958             22,044
                                               -----------------------------------------------------
  Loss from operations                                    485                513                253
Interest expense, net                                     (92)               (64)              (162)
                                               -----------------------------------------------------
Income (loss) before provision
from income taxes, minority
interest and equity in loss of joint
venture                                                   393                449                 91
Provision for income taxes                                (81)               (74)               (81)
                                               -----------------------------------------------------
Income (loss) before minority
interest and equity in loss of joint
venture                                                   312                375                 10
Minority interest in loss
(earnings) of subsidiaries                                264                100                284
Equity in loss of joint venture                           (11)              (181)                 -
                                               ---------------  -----------------  -----------------
Net income (loss)                                         565                294                294
Preferred dividends accrued                               (25)               (25)               (25)
                                               -----------------------------------------------------
Net income available for common shareholders   $          540   $            269   $            269
                                               =====================================================

Net income per share applicable
to common stock:
Basic Net Income                               $         0.10   $           0.05   $           0.05
Diluted Net Income                             $         0.10   $           0.05   $           0.05

Average-weighted shares
outstanding
Basic                                                   5,537              5,537              5,537
Diluted                                                 5,547              5,547              5,547

                                               For the Three Months Ended
                                                      June 27,2003
                                      ------------------------------------------------


                                                                      As restated for
                                                                       correction of
                                                      As restated       errors and
                                           As             for           retroactive
                                       previously    correction of       adoption
                                        reported        errors            FIN 46
Revenues
  Sales                               $    11,519   $        8,571   $         12,050
  Cost reimbursements                                        5,426              2,217
  Management Fees                             262              300                235
                                      ------------------------------------------------
    Total Revenues                         11,781           14,297             14,502
Cost of sales                               3,222            2,340              3,354
                                      ------------------------------------------------
    Gross Profit                            8,559           11,957             11,148
                                      ------------------------------------------------
Operating expenses

  Restaurant and operating expenses         7,047            5,132              7,444
  Reimbursed costs                                           5,426              2,217
  General and administrative                  909              992                993

  Depreciation and amortization               357              274                428
  Pre-opening costs                             -                -                  -
  Gain on sale of assets                        -                -                  -
                                      ------------------------------------------------
    Total operating expenses                8,313           11,824             11,082
                                      ------------------------------------------------

  Income (loss) from operations               246              133                 66
Interest expense, net                         (44)             (31)               (80)
                                      ------------------------------------------------
Income (loss) before
provision from income
taxes, minority interest and
Equity in loss of joint venture               202              102                (14)
Provision for income taxes                    (26)             (21)               (26)
                                      ------------------------------------------------
Income (loss) before
minority interest in loss
loss of joint venture                         176               81                (40)
Minority interest in loss
(earnings) of subsidiaries                     48               10                 88
Equity in loss of joint venture                (6)             (43)                 -
                                      ------------------------------------------------
Net income (loss)                             218               48                 48
Preferred dividends accrued                   (12)             (12)               (12)
                                      ------------------------------------------------
Net income available for common
shareholders                          $       206   $           36   $             36
                                      ================================================

Net income per share
applicable to common
Basic Net Income                      $      0.04   $         0.01   $           0.01
Diluted Net Income                    $      0.04   $         0.01   $           0.01

Average-weighted shares outstanding
outstanding
Basic                                       5,537            5,537              5,537
Diluted                                     5,563            5,563              5,563

                                                                    For the Six months ended
                                                                          June 29, 2003
                                                        -----------------------------------------------------
                                                                                             As restated for
                                                                                              correction of
                                                                                               errors and
                                                                           As restated for     retroactive
                                                           As previously    correction of    adoption of FIN
                                                             reported          errors              46
Cash flows from operating activities
   Net income                                           $            565   $          294   $            294
   Adjustments to reconciliate net income
     Depreciation and amortization                                   788              586                930
     Stock based compensation                                                                            140
     Gain on sale of assets                                          (11)             (11)               (11)
     Minority interest in net loss                                  (264)            (100)              (284)
     Equity in loss of JV                                             11              181                  -
     Changes in operating assets and liabilities:
     Inventories                                                     (26)             (19)               (29)
     Receivables                                                     (99)            (185)               (62)
     Reimburseable costs receivable                                                   (67)               (86)
     Prepaid expenses & other current assets                        (206)            (156)              (224)
     Other assets                                                    (14)             298                 (4)
     Accounts payable                                                201              137                222
     Accrued expenses                                                (40)             (38)               (87)
     Reimburseable costs payable                                       -               67                 86
     Other long-term liabilities                                       -              (71)               (51)
                                                        -----------------------------------------------------
   Net cash provided operating activities                            905              916                834
                                                        -----------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                       26               26                 26
   Restricted cash for DGCP, LLC                                     466                -                466
   Advances repaid by managed outlets                                 64              (30)                64
   Purchases of furniture, equipment and improvements               (260)            (104)              (263)
   Investment in non consolidated entity                             (30)              64                  -
                                                        -----------------------------------------------------
     Net cash used by investing activities                           266              (44)               293
                                                        -----------------------------------------------------

Cash flows from financing activities:
   Proceeds from minority interest investment                          -             (126)                30
   Return of capital to minority interests                          (173)               -               (173)
   Payments to related parties                                       (74)             (15)              (105)
   Payments on long-term debt                                       (197)               -               (217)
   Preferred return to minority shareholders                         (88)               -                  -
                                                        -----------------------------------------------------
     Net cash used by financing activities                          (532)            (141)              (465)
                                                        -----------------------------------------------------

     Net increase(decrease) in cash                                  639              731                662

Cash and cash equivalents at beginning of the year                 1,275              581              1,290
                                                        -----------------------------------------------------

Cash and cash equivalents at end of the year            $          1,914   $        1,312   $          1,952
                                                        =====================================================

     Certain prior year amounts have been reclassified to conform to current year presentation.

2.   RESTRICTED CASH

     Restricted cash consists of amounts held in escrow for the Daily Grill at Continental Park in El Segundo, California which was opened in January 2003 and all but $72,000 was released in 2003.

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

4.   OTHER LONG-TERM LIABILITIES

     Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $1,002,000 was received during the first six months of 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized on a straight-line basis against rent expense over the 15 year lease term.

5.   OPERATING LEASES AND CONTRACTUAL OBLIGATIONS

     During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the first quarter of 2005. Accordingly, at June 29, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter.

     With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the six months ended June 27, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

6.   RECENT ACCOUNTING PRONOUNCEMENTS

     Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Quarterly Report on Form 10-Q is more consistent with the presentation of the Company's ongoing financial position and results of operations.

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

     The members of the Chicago Grill are the Company, which holds a member's percentage interest of 60%, and The Michigan Avenue Group, a general partnership which holds the remaining member's percentage interest of 40%. The Chicago Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the Chicago Grill. In return, the Chicago Grill pays the Company a management fee of 5% of gross restaurant revenues. Total assets and revenues of the Chicago Grill as of and for the six months ended June 27, 2004 were approximately $2.5 million and $2.2 million, respectively.

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

     The members of the San Jose Grill are the Company, which holds a member's percentage interest of 50.05%, and Light Tower Restaurant Associates LLC, a California limited liability company, which holds the remaining member's percentage interest of 49.95% and is an affiliate of the San Jose Fairmont Hotel. The San Jose Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the San Jose Grill. In return, the San Jose Grill pays the Company a management fee of 5% of gross restaurant sales. Total assets and revenues of the San Jose Grill as of and for the six months ended June 27, 2004 were approximately $1.5 million and $2.1 million, respectively.

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

     The members of Daily Grill at Continental Park are Grill Concepts Management Inc., which holds an ownership's percentage interest of 50.1%, and Continental Plaza Restaurant Corporation ("CPR"), a California corporation which holds the remaining ownership percentage interest of 49.9%. The operations are managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Daily Grill at Continental Park pays the Company a management fee of 5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Daily Grill at Continental Park as of and for the six months ended June 27, 2004 were approximately $1.3 million and $1.5 million, respectively.

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

     The members of the Grill on Hollywood are the Company which holds a member's percentage interest of 51%, and TH Grill, Inc., a Delaware corporation, which holds the remaining member's percentage interest of 49% and is an affiliate of the TrizecHahn Hollywood, LLC. The entity is managed exclusively by the Company. In return, the Grill on Hollywood pays the Company a management fee of 5% of gross restaurant revenues. Total assets and restaurant sales of the Grill on Hollywood as of and for the six months ended June 27, 2004 were approximately $1 million and $1.4 million, respectively.

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

     The partners of the Universal Grill are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The Universal Grill is managed exclusively by the Company who has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Universal Grill pays the Company a management fee of 5.5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Universal Grill as of and for the six months ended June 27, 2004 were approximately $0.9 million and $1.1 million, respectively.

     In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the periods earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company has adopted EITF 03-06 for the quarter ended June 30, 2004, however there has been no impact on the Company's financial statements as the preferred shares are not participating securities.

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

     The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the six months ended June 27, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 27, 2004, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at June 27, 2004:

SAN JOSE GRILL LLC

     Distributions of capital, preferred
     return and profit during the six
     months ended June 27, 2004:          Members  $135,000
                                                   ========
                                          Company  $136,000
                                                   ========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $      0
                                                   ========
                                          Company  $      0
                                                   ========
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $      0
                                                   ========
                                          Company  $      0
                                                   ========

CHICAGO - GRILL ON THE ALLEY LLC

     Distributions of capital and note
     repayments during the six months
     ended June 27, 2004:               Members (a)  $  127,000
                                                     ==========
                                        Company      $        0
                                                     ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:    Members      $1,042,000
                                                     ==========
                                        Company      $        0
     Accrued but unpaid Preferred
     Returns at June 27, 2004:          Members      $        0
                                                     ==========
                                        Company      $        0
                                                     ==========

THE GRILL ON HOLLYWOOD LLC

     Distributions of capital during the
     six months ended June 27, 2004:      Members  $        0
                                                   ==========
                                          Company  $        0
                                                   ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $1,200,000
                                                   ==========
                                          Company  $  250,000
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $        0
                                                   ==========
                                          Company  $   80,000
                                                   ==========

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

     Distributions of capital during the
     six months ended June 27, 2004:      Members  $        0
                                                   ==========
                                          Company  $        0
                                                   ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $1,000,000
                                                   ==========
                                          Company  $  350,000
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $  156,000
                                                   ==========
                                          Company  $   55,000
                                                   ==========

     (a) Distribution of capital as of June 27, 2004 includes $60,000 of payments of capital and loan and $67,000 of payments on interest and preferred return.



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

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment due to the cashless exercise feature of those options, compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 148 and SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," except for the awards requiring variable accounting treatment as described above, Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

                                                  2004        2003
                                                ---------  -----------
                                                           (restated)
     Net income (loss), as reported             $(54,000)  $  294,000
     Add: stock compensation expense
     recorded                                     71,000      140,000
     Deduct: stock compensation expense
     under fair value method                     (73,000)     (88,000)
     Net income (loss), pro forma                (56,000)     346,000
     Net income (loss) per share applicable to
     common stock, as reported:
         Basic                                  $  (0.01)  $     0.05
         Diluted                                $  (0.01)  $     0.05
     Net income (loss) per share applicable to
     common stock, pro forma:
         Basic                                  $  (0.02)  $     0.06
         Diluted                                $  (0.02)  $     0.06

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the six and three month periods ended June 27, 2004 and June 29, 2003 follow:

               Six months                         2004                    2003
                                         Earnings                Earnings
                                        (restated)    Shares    (restated)    Shares
                                        ----------------------------------------------
     Net income (loss)                  $  (54,000)             $  294,000
     Less: preferred stock dividend        (25,000)                (25,000)
                                        -----------             -----------
     Earnings (deficit) available for
     common stockholders                   (79,000)  5,568,155     269,000   5,537,071
     Dilutive securities:
        Stock options                            -           -           -           -
        Warrants                                 -           -           -      10,318
                                        -----------  ---------  -----------  ---------
     Dilutive earnings (deficit)
     available to common stockholders   $  (79,000)  5,568,155  $  269,000   5,547,389
                                        ==============================================


     For the six months ended June 27, 2004, 763,175 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the six months ended June 29, 2003, 751,575 options, 1,732,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

                 Three months                     2004                    2003
                                         Earnings                Earnings
                                        (restated)    Shares    (restated)    Shares
                                        ----------------------------------------------
     Net income (loss)                  $ (151,000)             $   48,000
     Less: preferred stock dividend        (12,000)                (12,000)
                                        -----------             -----------
     Earnings (deficit) available for
     common stockholders                  (163,000)  5,590,445      36,000   5,537,071
     Dilutive securities:
        Stock options                            -           -           -       2,564
        Warrants                                 -           -           -      23,735
                                        -----------  ---------  -----------  ---------
     Dilutive earnings (deficit)
     available to common stockholders   $ (163,000)  5,590,445  $   36,000   5,563,370
                                        ==============================================

     For the three months ended June 27, 2004, 763,175 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended June 29, 2003, 679,275 options, 1,732,786 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.


11.  LITIGATION CONTINGENCIES

     In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. The plaintiff alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks and intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

12.  SUBSEQUENT EVENTS

     On June 29, 2004, the Company formed 612 Flower Daily Grill, LLC, a limited liability company to open and operate a Daily Grill in downtown Los Angeles. The investor member of the limited liability company will invest $1,250,000 and own a 41.5% interest in the LLC and the Company will invest $251,000 and own a 58.41% interest in the LLC. A subsidiary of the Company will manage the downtown Daily Grill for which it will receive a management fee of 5% of sales. The restaurant is scheduled to open in 2005. The newly formed LLC signed a 15 year lease. The Company is assessing whether the newly formed LLC will be consolidated under FIN 46.


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

RESTATEMENT FOR CORRECTION OF ERRORS AND RETROACTIVE ADOPTION OF FIN 46

The accompanying consolidated financial statements as of December 28, 2003 and for the three and six-month periods ended June 29, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company's joint ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company has corrected its initial adoption of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," (FIN 46) which was first effective for the quarter ended March 28, 2004. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

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

CORRECTIONS OF ERRORS
---------------------

Stock Compensation and Miscellaneous Adjustments

In May 2004, the terms of the Company's option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company's stock and the option's exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to increase operating expenses and net loss by $135,000 ($0.02 per share) and $140,000 ($0.03 per share) for the three and six month periods ended June 29, 2003. Results for the first quarter of fiscal 2004 were originally reported correctly and did not require restatement.

In addition to this change, the Company also recorded additional general and administrative expense of $28,000 in the fourth quarter of fiscal year 2003 to correctly state its liability for payroll and other costs. This adjustment increased accumulated deficit as of December 28, 2003. Lastly, the Company increased additional paid-in capital and accumulated deficit by $55,000 ($0.01 per share) as of each fiscal yearend in the period from 1998 through 2003 to properly reflect the fair value of fully vested stock options issued in connection with severance agreements arranged in fiscal year 1998 which had not been previously expensed.

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

Correction of Adoption of FIN 46

FIN 46 was first effective for the Company for the quarter ended March 28, 2004. At that time, the Company was consolidating all of its LLCs (incorrectly, in some cases, as indicated above), namely The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC and the Daily Grill at Continental Park, LLC, and was accounting for its investment in the Universal CityWalk Daily Grill partnership under the equity method. Upon the initial adoption of FIN 46, the Company made no changes to its accounting for the LLCs and partnership as it believed them to already be appropriately consolidated.

As part of the restatement process undertaken in September 2004, the Company reevaluated its adoption of FIN 46, which became even more relevant given the deconsolidation of many of the LLCs pursuant to SOP 78-9. The Company assessed all entities which are not wholly owned to determine if these entities would be considered variable interest entities and whether the Company would be considered the primary beneficiary. The Company determined that all of the following entities would be considered variable interest entities: The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill partnership. The Company also determined that it is the primary beneficiary for all these entities which has resulted in consolidation of these entities. The Company has elected to retroactively adopt the provisions of FIN 46 and present these variable interest entities as consolidated subsidiaries for the prior periods presented in these financial statements.

Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The stated venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group
(MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000 upon completion of the initial build-out, it converted approximately $1.2 million of the loan into Capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the "Preferred Return") which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted original capital amounts under an identical payment/amortization schedule as the note. GCI guaranteed the venture's repayment of both the loan and MAG converted capital amounts.

Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG's capital contribution reduced by 40% of the venture's losses and any return of capital amounts and allocated losses. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

In reviewing this accounting, it was determined that the venture's obligation to return MAG's capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity pursuant to FIN 46, the Company's accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given that MAG had no equity at risk. The impact of these adjustments was to decrease the minority interest in loss of subsidiary by $2,000 and $13,000 in the three and six month periods ended June 27, 2004, respectively, and $22,000 and $63,000 ($0.01 per share) in the three and six month periods ended June 29, 2003, respectively; and increase interest expense by $17,000 and $34,000 ($0.01 per share) in the three and six month periods ended June 27, 2004, respectively, and $19,000 and $38,000 ($0.01 per share) in the three and six month periods ended June 29, 2003, respectively.

Chicago Grill on the Alley Warrants

In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of June 27, 2004. Amortization of this amount has increased interest expense by $9,000 and $18,000 in the three and six month periods ended June 27, 2004, respectively, and $9,000 and $19,000 in the three and six month periods ended June 29, 2003, respectively.

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

The Company determined that its previous loss allocations to the minority partners were incorrect because they do not reflect the underlying economics at book value of the investments. The Company determined that a hypothetical liquidation model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to increase the minority interest in loss of subsidiaries by $27,000 and $50,000 ($0.01 per share) in the three and six month periods ended June 27, 2004, respectively; increase the minority interest in loss of subsidiaries by $18,000 for the three months ended June 29, 2003; and reduce the minority interest in loss of subsidiary by $5,000 for the six months ended June 29, 2003.

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

The impact of these adjustments was to increase revenues by $2,903,000 and $6,093,000 in the three and six month periods ended June 27, 2004, respectively and to increase operating expenses by a similar amount for both periods. The impact on the three and six months periods ended June 29, 2003 was to increase revenues by $2,217,000 and $4,295,000, respectively and to increase operating expenses by a similar amount for both periods.

In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred. The impact of this adjustment was to increase revenue by $29,000 ($0.01 per share) for the six months ended June 27, 2004.

Accounting for Lease Incentives

In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $765,000 as of December 28, 2003 and June 27, 2004, respectively. There was no impact on net income or earnings-per-share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the three months ended June 29, 2003 and June 27, 2004 and by $70,000 for the six months ended June 29, 2003 and June 27, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,150,000 as of December 28, 2003 and June 28, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the second quarters of fiscal year 2003 and 2004 and by $88,000 for the six months ended June 29, 2003 and June 27, 2004.

Other Equity Award Adjustments

The Company recorded additional interest expense of $5,000 in each of the first two quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company's credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of June 27, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company's stock, pursuant to EITF 96-18, "Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.

SUMMARY
-------

The above revisions impacted the balance sheets as of December 28, 2003 and the statements of operations and cash flows for the three and six-month periods ended June 29, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands):

                                                      December 28, 2003
                                    ----------------------------------------------------------
                                                                              As restated for
                                                                               correction of
                                                                                errors and
                                                                                retroactive
                                     As previously      As restated for       adoption of FIN
                                     reported (1)     correction of errors           46
Current assets:
  Cash and cash equivalents         $        1,473   $                 972   $          1,496
  Inventories                                  570                     355                585
  Receivables                                  741                     747                658
  Reimbursable costs receivable                  -                   1,503                580
  Prepaid and other current assets             608                     535                612
                                    ----------------------------------------------------------
    Total current assets                     3,392                   4,112              3,931

Furniture, equipment and
improvements                                 9,020                   5,690             11,061

Goodwill                                       205                     205                205
Restricted cash                                 72                       -                 72
Advances to managed outlets                    331                       -                  -
Note receivable                                111                     111                111
Liquor licenses                                330                     264                350
Other assets                                   426                   1,320                275
                                    ----------------------------------------------------------
                                    $       13,887   $              11,702   $         16,005
                                    ==========================================================

Current liabilities:
  Accounts payable                  $          998   $                 676   $          1,046
  Accrued expenses                           2,315                   1,134              2,400
  Reimbursable costs payable                     -                   1,503                580
  Current portion of debt                      254                      82                298
  Note payable related party                   269                     346                345
                                    ----------------------------------------------------------
    Total current liabilities                3,836                   3,741              4,669
                                    ----------------------------------------------------------

Long term debt                                 283                     106                285
Note payable related party                     323                     230                969
Other long term liabilities                  1,496                   1,632              2,734
                                    ----------------------------------------------------------
    Total liabilities                        5,938                   5,709              8,657
                                    ----------------------------------------------------------

Minority interest                            1,521                     703              2,058
Stockholders' equity
  Preferred stock                                -                       -                  -
  Common stock                                   -                       -                  -
  Additional paid-in capital                13,207                  13,601             13,601
  Accumulated deficit                       (6,779)                 (8,311)            (8,311)
                                    ----------------------------------------------------------
    Total stockholders' equity               6,428                   5,290              5,290
                                    ----------------------------------------------------------
                                    $       13,887   $              11,702   $         16,005
                                    ==========================================================

(1) The Company previously restated its consolidated financial statements as of December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase accrued liabilities by $197,000, increase additional paid-in capital by $55,000 and increase accumulated deficit by $252,000 as of December 28, 2003. These "As previously reported" amounts already reflect these adjustments and represent the amounts presented in the Company's Amended Annual Report of Form 10-K/A filed on May 27, 2004.

                                                     Six Months Ended
                                                       June 27,2003
                                      ----------------------------------------------------


                                                                          As restated for
                                                                           correction of
                                                                            errors and
                                                         As restated        retroactive
                                       As previously    for correction      adoption of
                                       reported           of errors           FIN 46
Revenues
  Sales                               $       23,186   $        17,262   $         24,184
  Cost reimbursements                              -            12,232              4,284
  Management Fees                                517               633                466
                                      ----------------------------------------------------
    Total Revenues                            23,703            30,127             28,934
Cost of sales                                  6,396             4,656              6,637
                                      ----------------------------------------------------
    Gross Profit                              17,307            25,471             22,297
                                      ----------------------------------------------------
Operating expenses

  Restaurant and operating
  expenses                                    14,042            10,249             14,751
  Reimbursed costs                                              12,232              4,284
  General and administrative                   1,816             1,902              1,903
  Depreciation and
  amortization                                   788               586                930
  Pre-opening costs                              187                                  187
  Gain on sale of assets                         (11)              (11)               (11)
                                      ----------------------------------------------------
    Total operating expenses                  16,822            24,958             22,044
                                      ----------------------------------------------------
  Income (loss) from operations                  485               513                253
Interest expense, net                            (92)              (64)              (162)
                                      ----------------------------------------------------

Income (loss) before provision
from income taxes, minority
interest and equity in loss of
joint venture                                    393               449                 91
Provision for income taxes                       (81)              (74)               (81)
                                      ----------------------------------------------------
Income (loss) before minority
interest and equity in loss of
joint venture                                    312               375                 10
Minority interest in loss
(earnings) of subsidiaries                       264               100                284
Equity in loss of joint venture                  (11)             (181)                 -
                                      ----------------------------------------------------
Net income (loss)                                565               294                294
Preferred dividends accrued                      (25)              (25)               (25)
                                      ----------------------------------------------------
Net income available for
common shareholders                   $          540   $           269   $            269
                                      ====================================================

Net income per share
applicable to common stock :
Basic Net Income                      $         0.10   $          0.05   $           0.05
Diluted Net Income                    $         0.10   $          0.05   $           0.05

Average-weighted shares outstanding
Basic                                          5,537             5,537              5,537
Diluted                                        5,547             5,547              5,547

                                                    For the Three Months Ended
                                                           June 27,2003
                                       ----------------------------------------------------------


                                                                              As restated for
                                                                            correction of errors
                                                         As restated for      and retroactive
                                        As previously     correction of       adoption of FIN
                                        reported             errors                  46
Revenues
  Sales                                $       11,519   $          8,571   $              12,050
  Cost reimbursements                                              5,426                   2,217
  Management Fees                                 262                300                     235
                                       ----------------------------------------------------------
    Total Revenues                             11,781             14,297                  14,502
Cost of sales                                   3,222              2,340                   3,354
                                       ----------------------------------------------------------
    Gross Profit                                8,559             11,957                  11,148
                                       ----------------------------------------------------------
Operating expenses

  Restaurant and operating
  expenses                                      7,047              5,132                   7,444
  Reimbursed costs                                                 5,426                   2,217
  General and administrative                      909                992                     993
  Depreciation and amortization                   357                274                     428
  Pre-opening costs                                 -                  -                       -
  Gain on sale of assets                            -                  -                       -
                                       ----------------------------------------------------------
    Total operating expenses                    8,313             11,824                  11,082
                                       ----------------------------------------------------------

  Income (loss) from operations                   246                133                      66
Interest expense, net                             (44)               (31)                    (80)
                                       ----------------------------------------------------------

Income (loss) before provision
from income taxes, minority
interest and equity in loss of joint
venture                                           202                102                     (14)
Provision for income taxes                        (26)               (21)                    (26)
                                       ----------------------------------------------------------
Income (loss) before minority
interest and equity in loss of joint
venture                                           176                 81                     (40)
Minority interest in loss (earnings)
of subsidiaries                                    48                 10                      88
Equity in loss of joint venture                    (6)               (43)                      -
                                       ----------------------------------------------------------
Net income (loss)                                 218                 48                      48
Preferred dividends accrued                       (12)               (12)                    (12)
                                       ----------------------------------------------------------
Net income available for common
shareholders                           $          206   $             36   $                  36
                                       ==========================================================

Net income per share applicable to
common stock :
Basic Net Income                       $         0.04   $           0.01   $                0.01
Diluted Net Income                     $         0.04   $           0.01   $                0.01

Average-weighted shares
outstanding
Basic                                           5,537              5,537                   5,537
Diluted                                         5,563              5,563                   5,563

                                                                     For the Six months ended
                                                                          June 29, 2003
                                                        -----------------------------------------------------
                                                                                            As restated for
                                                                                             correction of
                                                                                               errors and
                                                                           As restated for     retroactive
                                                          As previously     correction of    adoption of FIN
                                                           reported             errors              46
Cash flows from operating activities
   Net income                                           $            565   $          294   $            294
   Adjustments to reconciliate net income
     Depreciation and amortization                                   788              586                930
     Stock based compensation                                                                            140
     Gain on sale of assets                                          (11)             (11)               (11)
     Minority interest in net loss                                  (264)            (100)              (284)
     Equity in loss of JV                                             11              181                  -
     Changes in operating assets and liabilities:
     Inventories                                                     (26)             (19)               (29)
     Receivables                                                     (99)            (185)               (62)
     Reimburseable costs receivable                                                   (67)               (86)
     Prepaid expenses & other current assets                        (206)            (156)              (224)
     Other assets                                                    (14)             298                 (4)
     Accounts payable                                                201              137                222
     Accrued expenses                                                (40)             (38)               (87)
     Reimburseable costs payable                                       -               67                 86
     Other long-term liabilites                                        -              (71)               (51)
                                                        -----------------------------------------------------
   Net cash provided operating activities                            905              916                834
                                                        -----------------------------------------------------

Cash flows from investing activities:
   Proceeds from sale of assets                                       26               26                 26
   Restricted cash for DGCP, LLC                                     466                -                466
   Advances repaid by managed outlets                                 64              (30)                64
   Purchases of furniture, equipment and improvements               (260)            (104)              (263)
   Investment in non consolidated entity                             (30)              64                  -
                                                        -----------------------------------------------------
     Net cash used by investing activities                           266              (44)               293
                                                        -----------------------------------------------------

Cash flows from financing activities:
   Proceeds from minority interest investment                          -             (126)                30
   Return of capital to minority interests                          (173)               -               (173)
   Payments to related parties                                       (74)             (15)              (105)
   Payments on long-term debt                                       (197)               -               (217)
   Preferred return to minority shareholders                         (88)               -                  -
                                                        -----------------------------------------------------
     Net cash used by financing activities                          (532)            (141)              (465)
                                                        -----------------------------------------------------

     Net increase(decrease) in cash                                  639              731                662

Cash and cash equivalents at beginning of the year                 1,275              581              1,290
                                                        -----------------------------------------------------

Cash and cash equivalents at end of the year            $          1,914   $        1,312   $          1,952
                                                        =====================================================

RESULTS  OF  OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. We typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                                 Three Months Ended      Six Months Ended
                                                ---------------------  ---------------------
                                                June 27,    June 29,   June 27,    June 29,
                                                  2004        2003       2004        2003
                                                ---------  ----------  ---------  ----------
                                                           (restated)             (restated)
Revenues:                                            %           %          %           %
   Company restaurant sales                         79.8        83.1       79.6        83.6
   Cost reimbursements                              18.3        15.3       18.5        14.8
   Management and license fees                       1.9         1.6        1.8         1.6
                                                ---------  ----------  ---------  ----------
      Total operating revenues                     100.0       100.0      100.0       100.0

Cost of sales (exclusive of depreciation,
   presented separately below)                      22.7        23.1       22.5        22.9
                                                ---------  ----------  ---------  ----------
   Gross profit                                     77.3        76.9       77.5        77.1
                                                ---------  ----------  ---------  ----------

   Restaurant operating expense                     50.8        51.3       49.2        51.0
   Reimbursed costs                                 18.3        15.3       18.5        14.8
   Gain on sale of assets                              -           -          -           -
   General and administrative expense                6.8         6.8        7.0         6.6
   Depreciation and amortization                     2.9         2.9        2.8         3.2
   Pre-opening expenses                                -           -        0.5         0.6
                                                ---------  ----------  ---------  ----------
         Total operating expenses                   78.8        76.3       78.0        76.2
                                                ---------  ----------  ---------  ----------

      Operating income (loss)                       (1.6)        0.6       (0.5)        0.9

Interest expense, net                               (0.4)       (0.6)      (0.4)       (0.6)
                                                ---------  ----------  ---------  ----------

Income (loss) before provision for income
   taxes and minority interest                      (2.0)       (0.0)      (0.9)        0.3
Provision for income taxes                          (0.0)       (0.2)      (0.1)       (0.3)
Minority interest in net loss of subsidiaries        1.0         0.6        0.8         1.0
                                                ---------  ----------  ---------  ----------

Net income (loss)                                   (1.0)        0.4       (0.2)        1.0
                                                =========  ==========  =========  ==========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                  Second Quarter     Year-to-date     Total open at
                                     Openings          Openings       End of Quarter
                                 ----------------  ----------------  ----------------
                                 FY 2004  FY 2003  FY 2004  FY 2003  FY 2004  FY 2003
                                 -------  -------  -------  -------  -------  -------
Daily Grill restaurants:
   Company owned                       -        -        1        1       11       10
   Managed and/or licensed             -        -        -        -        7        6
Grill on the Alley restaurants:
   Company owned                       -        -        -        -        4        4
Other restaurants
   Managed and/or licensed             -        -        -        -        1        1
                                 -------  -------  -------  -------  -------  -------
Total                                  -        -        1        1       23       21
                                 =======  =======  =======  =======  =======  =======

                                          Three Months Ended           Six Months Ended
                                      --------------------------  --------------------------
                                        June 27,      June 29,      June 27,      June 29,
                                          2004          2003          2004          2003
                                      ------------  ------------  ------------  ------------
Weighted average weekly sales
   per company owned restaurant:
     Daily Grill                      $    63,444   $    63,986   $    66,271   $    65,766
     Grill on the Alley                    73,221        75,551        76,668        76,546

Change in comparable restaurant (1):
     Daily Grill                              1.3%         10.0%          5.0%          6.6%
     Grill on the Alley                     (5.6)%          7.9%          0.2%          3.1%

Total Company revenues:
     Daily Grill                      $ 8,838,000   $ 8,017,000   $18,182,000   $16,223,000
     Grill on the Alley                 3,808,000     4,033,000     7,974,000     7,961,000
     Costs reimbursements               2,903,000     2,217,000     6,093,000     4,284,000
     Management and license fees          306,000       235,000       602,000       466,000
                                      ------------  ------------  ------------  ------------

Total consolidated revenues           $15,855,000   $14,502,000   $32,851,000   $28,934,000
                                      ------------  ------------  ------------  ------------

Managed restaurants                     4,027,000     3,203,000     8,048,000     6,037,000
Licensed restaurants                    2,221,000     2,184,000     4,269,000     4,479,000
Less: Reimbursed costs                 (2,903,000)   (2,217,000)   (6,093,000)   (4,284,000)
Less: management and license fees        (306,000)     (235,000)     (602,000)     (466,000)
                                      ------------  ------------  ------------  ------------
Total system sales                    $18,894,000   $17,437,000   $38,473,000   $34,700,000
                                      ============  ============  ============  ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2004 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 29, 2003

Revenues. Revenues for the 2004 second quarter increased 9.3% to $15.9 million from $14.5 million in the 2003 period. Sales revenues increased 5.0% to $12.6 million in 2004 from $12.1 million in 2003. Cost reimbursements increased 30.9% to $2.9 million from $2.2 million in 2003. Management and license fee revenues increased to $306,000 in 2004 from $235,000 in 2003. System-wide sales for the quarter, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $18.9 million in 2004, an increase of 8.4% from $17.4 million in 2003. System-wide sales, which is a non-GAAP measure, is computed by adding to total revenues the revenues of unconsolidated restaurants and subtracting license and management fees reported from those restaurants, this non-GAAP measure is considered by management to be an indicator of brand strength. See reconciliation of system-wide sales to revenues above.

Revenues for the six months ended June 27, 2004 increased 13.5% to $32.9 million from the $28.9 million generated for the same period of fiscal 2003. Total revenues included $26.2 million of sales revenues, $6.1 million of cost reimbursements and $602,000 of management and licensing fees for the first six months of 2004, compared to $24.2 million of sales revenues, $4.3 million of cost reimbursements and $466,000 of management and licensing fees for the first six months of 2003. System-wide sales for the six months, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $38.5 million in 2004, an increase of 10.9% from $34.7 million in 2003.

Sales for Daily Grill restaurants increased by 10.2% from $8.0 million in the 2003 quarter to $8.8 million in the 2004 period. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 2.9% ($0.2 million) for restaurants open for 12 months in both 2003 and 2004 and opening of the Bethesda Daily Grill ($0.8 million), partially offset by a decrease in sales at the South Bay Daily Grill ($0.2 million).

Sales for Daily Grill restaurants increased by 12.1% from $16.2 million for the six months in 2003 to $18.2 million in 2004. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily due to the opening of Bethesda Daily Grill ($1.5 million) and an increase in same store sales ($0.8 million) partially offset by a decrease in sales at the South Bay Daily Grill ($0.3 million). Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants increased 0.8% from $65,766 in 2003 to $66,271 in 2004. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2004 reflected both increased guest counts and improved average checks during the period.

Sales for Grill restaurants decreased by 5.6% from $4.0 million in the 2003 quarter to $3.8 million in 2004. The decrease in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to decreased guest counts only partially offset by improved check averages.

Sales for Grill restaurants remained flat between the 2003 and 2004 six month periods. The slight increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to improved check averages almost entirely offset by decreased guest counts. Weighted average weekly sales at the Grill restaurants increased 0.2% from $76,546 in 2003 to $76,668 in 2004.

Reimbursed costs, which represent cost of goods, wages and benefits, and fixed and variable operating expenses, increased in 2004 primarily due to the opening of the Portland Daily Grill in September 2003.

Management and license fee revenues during the 2004 quarter were attributable to hotel restaurant management services which accounted for $250,000 of management fees and licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $56,000. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.

Management and license fee revenues during the 2004 six months were attributable to hotel restaurant management services which accounted for $488,000 of management fees and licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $114,000. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.

Cost of Sales and Gross Profit. While sales revenues increased by 5.0% ($596,000) in the 2004 quarter and 8.2% ($1,972,000) for the six months as compared to 2003, total cost of sales increased by 7.5%, or $253,000, for the quarter and 11.2% or $742,000, for the six months ended June 27, 2004 as compared to the same periods in 2003. The dollar increase in cost of sales is primarily due to the opening of the Bethesda Daily Grill, $234,000 for the quarter and $422,000 for the six months. Cost of sales as a percentage of restaurant sales was 28.5% for the quarter and 28.2% for the six months ended June 27, 2004 as compared to 27.8% for the second quarter and 27.4% for the year-to-date period in 2003. The increase in cost of sales as a percentage of total sales was attributable to higher costs for a variety of food and grocery products, including dairy, poultry and seafood during the second quarter and six months of 2004.

Gross profit for the quarter increased 9.9% from $11.1 million in 2003 to $12.2 million in 2004 and 14.2% from $22.3 million to $25.5 for the six months. Gross profit on restaurant operations increased for the second quarter 3.9% from $8.7 million (71.1% of sales) in 2003 to $9.0 million (71.4% of sales) in 2004. For the six months gross profit on restaurant operations increased 7.4% from $17.5 million (72.6% of sales) in 2003 to $18.8 million (71.8% of sales) in 2004.

Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 12.7% to $12.5 million in the 2004 quarter (representing 78.8% of total revenues) from $11.1 million in 2003 (representing 76.4% of total revenues), and for the six months increased 16.3% to $25.6 million (representing 78.0% of total revenues) from $22.1 million (representing 76.2% of total revenues).

Restaurant operating expenses increased by $610,000, or 8.2%, for the quarter and $1,428,000, or 9.7%, for the six months as compared to the same periods in 2003. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Bethesda Daily Grill in January 2004 ($566,000) and an increase in utilities ($39,000) and occupancy costs ($34,000) at comparable restaurants partially offset by a decrease in payroll and benefits ($64,000). The dollar increase in operating expenses for the six months was primarily attributable to the opening of the Bethesda Daily Grill ($1,024,000), an increase in payroll and benefits ($89,000), promotions and local advertising ($193,000), credit card discounts ($103,000) and occupancy ($130,000) at comparable restaurants partially offset by a reduction in fixed costs ($103,000) and a reduction in overall operating expenses at South Bay Daily Grill now in their second year of operations. Restaurant operating expenses, as a percentage of restaurant sales, increased in the second quarter from 61.8% in 2003 to 63.7% in 2004. For the six months, the percentages were 61.0% in 2003 and 61.9% in 2004. The major contributor to the increase as a percentage of sales was increased promotional costs.

Reimbursed costs increased 30.9% for the quarter and 42.2% for the six months. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Portland Daily Grill.

General and administrative expense increased 9.0% for the quarter and 21.4% for the six months as compared to the same periods in 2003. As a percentage of total revenue, general and administrative expense totaled 6.8% for the quarter and 7.0% for the six months as compared to 6.8% for the quarter and 6.6% for the six months in 2003. The increase in total general and administrative expense of $90,000, or 9.1%, for the 2004 quarter was primarily attributable to increases in payroll and benefits, travel and entertainment, and professional services offset by a decrease in stock option compensation. The increase in total general and administrative expense of $407,000, or 21.4%, for the 2004 six month period is attributable to increased payroll and benefits, professional services and travel and entertainment expenses.

Depreciation and amortization expense increased by 6.1% for the quarter and decreased 2.9% for the six months compared to 2003, representing 3.5% of restaurant sales for the six months of 2004 and 3.8% of sales in 2003. The decrease in depreciation and amortization expense for the six months was primarily due to the completion of amortization of the covenant not to compete in 2003.

Pre-opening costs totaled $148,000 in the 2004 six month period as compared with $187,000 in 2003. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

Total Interest Expense. Total interest expense, net, decreased by $14,000, or 17.5%, during the quarter and $30,000, or 18.5%, during the six months compared to the same periods in 2003. The decrease in interest expense was primarily attributable to the reduction in long-term debt.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $166,000 during the 2004 second quarter as compared to $88,000 during the 2003 quarter. For the six months, we reported a minority interest in the loss of majority subsidiaries of

$266,000 during 2004 and $284,000 during 2003. The decrease in minority interest in loss for the six months was primarily attributable to improved operating results at the Grill on Hollywood.

We reported net loss of $151,000 for the second quarter and $54,000 for the six months of 2004 as compared to net income of $48,000 for the second quarter and $294,000 for the six months in 2003.

MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At June 27, 2004 we had negative working capital of $1.4 million and a cash balance of $1.6 million compared to negative working capital of $0.7 million and a cash balance of $1.5 million at December 28, 2003.

Net cash provided by operations during the six months ended June 27, 2004 totaled $968,000 compared to $834,000 during the six months ended June 29, 2003. The increase in cash provided by operations primarily resulted from a larger increase in accounts payable due to increased days outstanding during the 2004 period as compared to 2003 that was partially offset by the loss for the current year period and other changes in working capital.

Net cash used in investing activities during the six months ended June 27, 2004 totaled $1,435,000 compared to $293,000 provided by investing activities during the six months ended June 29, 2003. Cash used in investing activities related primarily to the purchases of furniture, fixtures and equipment for the Bethesda Daily Grill ($1,273,000).

Net cash provided by financing activities during the six months ended June 27, 2004 totaled $603,000 compared to $465,000 used in financing activities during the six months ended June 29, 2003. Cash provided by financing activities during the current period related to tenant improvement allowances ($1,002,000), reductions in debt ($299,000), and distribution of profits to the minority investor in San Jose Grill, LLC ($135,000).

Financing Facilities. At June 27, 2004, the Company had a bank credit facility with nothing owing, a loan from a member of Chicago - The Grill on the Alley, LLC of $1.0 million, equipment loans of $0.2 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.2 million. Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $1,002,000 was received during the first six months of 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized against rent expense over the 15 year lease term.

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expires in October 2004. Under the terms of the new bank credit facility, we will be provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility will have a one-year term, be secured by assets and is subject to certain standard borrowing covenants.

Operating Leases and Contractual Obligations. During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the fourth quarter of 2004. Accordingly, at June 27, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the quarter ended June 27, 2004 as compared to those described in the Company's Form 10-K for the year ended December 28, 2003, as amended.

Commitments Relating to Managed Restuarants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company's Form 10-K for the year ended December 28, 2003, as amended. Developments with respect to those agreements and arrangements during the quarter ended June 27, 2004 include:

Pursuant to the obligation of the owner of the Portland Daily Grill to provide working capital advances of not less than $50,000 and not more than $150,000, after which the Company is required to make working capital advances, the owner had advanced $100,000 as of June 27, 2004.

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

Detailed information regarding the initial capital contributions to the LLCs, Preferred Returns for each LLC, management fees payable to the Company and principal distribution provisions are included in the Company's Form 10-K for the year ended December 28, 2003, as amended. The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the six months ended June 27, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 27, 2004, and the accrued but unpaid preferred returns due to the Members and/or the Company at June 27, 2004:

SAN JOSE GRILL LLC

     Distributions of capital, preferred
     return and profit during the six
     months ended June 27, 2004:          Members  $135,000
                                                   ========
                                          Company  $136,000
                                                   ========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $      0
                                          Company  $      0
                                                   ========
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $      0
                                                   ========
                                          Company  $      0
                                                   ========

CHICAGO - GRILL ON THE ALLEY LLC

     Distributions of capital and note
     repayments during the six months
     ended June 27, 2004:               Members (a)  $  127,000
                                                     ==========
                                        Company      $        0
                                                     ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:    Members      $1,042,000
                                                     ==========
                                        Company      $        0
                                                     ==========
     Accrued but unpaid Preferred
     Returns at June 27, 2004:          Members      $        0
                                                     ==========
                                        Company      $        0
                                                     ==========

THE GRILL ON HOLLYWOOD LLC

     Distributions of capital during the
     six months ended June 27, 2004       Members  $        0
                                                   ==========
                                          Company  $        0
                                                   ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $1,200,000
                                                   ==========
                                          Company  $  250,000
                                                   ==========
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $        0
                                                   ==========
                                          Company  $   80,000
                                                   ==========

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

     Distributions of capital during the
     six months ended June 27, 2004:      Members  $        0
                                                   ==========
                                          Company  $        0
                                                   ==========
     Unreturned Initial Capital
     Contributions at June 27, 2004:      Members  $1,000,000
                                                   ==========
                                          Company  $  350,000
                                                   ==========
     Accrued but unpaid Preferred
     Returns at June 27, 2004:            Members  $  156,000
                                                   ==========
                                          Company  $   55,000
                                                   ==========

     (a) Distribution of capital as of June 27, 2004 includes $60,000 of payments of capital and loan and $67,000 of payments on interest and preferred return.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-K for the year ended December 28, 2003, as amended. As of, and for the quarter ended, June 27, 2004, there have been no material changes or updates to the Company's critical accounting policies other than the establishment of a workers compensation loss reserve.

Worker's Compensation Loss Reserves
-----------------------------------

In the first quarter of 2004, the Company obtained a large deductible worker's compensation policy for 2004. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors. The Company has reduced costs during the six months ended June 27, 2004 by $71,000 resulting from savings of $137,000 due to lower premium costs net of the establishment of a loss reserve of $66,000.

Based on the Company's review at June 27, 2004, the current loss reserve is adequate.

RECENTLY  ADOPTED  ACCOUNTING  REQUIREMENTS

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." In light of the changes resulting from the current restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Quarterly Report on Form 10-Q is more consistent with the presentation of the Company's ongoing financial position and results of operations.

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

In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period's earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after June 30, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company has adopted EITF 03-06 for the quarter ended June 30, 2004, however there has been no impact on the Company's financial statements as the preferred shares are not participating securities.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the opening of the new restaurants during 2004, the various factors described in the Company's Annual Report on Form 10-K for the year ended December 28, 2003, as amended the following developments may impact future operating results and financial results.

In March 2004, the Company signed a lease to open an owned Daily Grill in an office park in Santa Monica, California. The landlord will provide a turn-key location built to our specifications. The restaurant is scheduled to open in the first quarter of 2005.

On June 29, 2004, the Company formed 612 Flower Daily Grill, LLC, a limited liability company to open and operate a Daily Grill in downtown Los Angeles. The investor member of the limited liability company will invest $1,250,000 and own a 41.5% interest in the LLC and the Company will invest $251,000 and own a 58.41% interest in the LLC. A subsidiary of the Company will manage the downtown Daily Grill for which it will receive a management fee of 5% of sales. The restaurant is scheduled in open in early 2005. The newly formed LLC signed a 15 year lease. The Company is assessing whether the newly formed LLC will be consolidated under FIN 46.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were no borrowings outstanding under the Credit Facility at June 27, 2004. Borrowings under the Credit Facility, which terminates in October 2004, bear interest at the lender's reference rate plus 0.25%. Borrowings under the new Credit Facility bear interest at prime rate. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

An evaluation as of the end of the period covered by this report has been carried out under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This evaluation has been performed in light of the restatements described in the following paragraph.

During the review of our first quarter 2004 financial statements, the Company was informed by its independent accountants that, our stock options plans which had been accounted for using fixed accounting should have been accounted for using variable accounting. After re-evaluation of our accounting practices for stock options, our management determined to restate our consolidated financial statements as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003 and 2002. During this restatement process, we also elected to make other miscellaneous corrections which were previously identified but passed upon due to their immaterial impact on our consolidated financial statements. During the review of our second quarter 2004 financial statements, the Company's independent accountants informed the Company that (i) the Company's accounting for its joint ventures including loss allocations, guarantees of returns, consolidation decisions and initial adoption of FIN 46 was incorrect, (ii) reimbursed costs related to management agreements should be presented on a grossed-up basis as both revenue and expense, and (iii) the accounting for certain equity awards needed to be adjusted. These instances were considered to be material weaknesses in the selection and application of accounting principles and policies. After re-evaluation of our accounting practices for joint ventures, reimbursed costs and equity awards, our management determined to restate our consolidated financial statements again as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003 and 2002 as well as the first quarter ended March 28, 2004.

In conjunction with the decisions to restate our financial statements, management re-evaluated our disclosure controls and procedures over the selection and application of accounting principles, in particular, accounting for stock options, joint ventures, reimbursed costs and equity awards, and concluded that these controls were not effective as of June 27, 2004. During the second and third quarters of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our stock option grant agreements in relation to the option plan agreement, reviewing the terms of all our joint venture and related agreements, reviewing the accounting for reimbursed costs under our management agreements and reviewing the accounting for all our equity awards. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas. In addition, in July 2004, we hired a new chief financial officer. We believe these enhancements to our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in Superior Court of California in the County of Orange. The plaintiff alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks and intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In June 2004, the Company issued 39,272 shares of common stock to Lewis Wolff, Trustee for the Wolff Revocable Trust of 1993, pursuant to the exercise of 75,000 warrants held by the Wolff Trust. Mr. Wolff is a director of the Company. The exercise price of the warrant, $1.4062 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Wolff Revocable Trust of 1993 pursuant to an agreement by Mr. Wolff to guarantee certain bank indebtedness of the Company.

In June 2004, the Company issued 7,960 shares of common stock to Stephen Ross, Co-Trustee for the Ross Family Trust, pursuant to the exercise of 20,000 warrants held by the Ross Family Trust. Mr. Ross is a director of the Company. The exercise price of the warrant, $1.4062 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Trust pursuant to a loan given by the Trust to the Company.

In June 2004, the Company issued 7,960 shares of common stock to Stephen Ross, Co-Trustee for the Mazel Family Trust, pursuant to the exercise of 20,000 warrants held by the Mazel Trust. Mr. Ross is a Director with the Company. The exercise price of the warrant, $1.4062 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Trust pursuant to a loan given by the Trust to the Company.

The issuance of the shares of our common stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The purchasers were accredited investors as defined in the Securities Act who took the shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At an annual meeting of shareholders of Grill Concepts, Inc. held on June 23, 2004, the stockholders voted on two proposals: the election of directors and ratification of the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm.

The  first  matter  voted  on  was  a  proposal  to elect Robert Spivak, Michael
Weinstock, Charles Frank, Glenn Golenberg, Lewis Wolff, Stephen Ross, Norman MacLeod and Bruce Schwatrz, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

                        Votes For  Votes Against
                        ---------  -------------

     Robert Spivak      3,526,829        108,761
     Michael Weinstock  3,526,454        109,136
     Glenn Golenberg    3,526,804        108,786
     Lewis Wolff        3,626,529          9,061
     Stephen Ross       3,526,904        108,686
     Norman MacLeod     3,526,876         10,871
     Bruce Schwartz     3,522,876        112,714

In addition to the election of directors as noted above, the following matter was voted upon at such meeting:

Proposal 2, to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent registered public accounting firm was approved with 3,633,537 votes cast for, 11,621 votes cast against, and 1,378 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     Exhibit No.                    Description
     -----------                    -----------
         10.1           Employment agreement dated June 22, 2004 with Philip Gay
         31.1           Section 302 Certification of CEO
         31.2           Section 302 Certification of CFO
         32.1 Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

          On May 27, 2004, we reported on Form 8-K, Item 12, that we issued a press release on May 26, 2004 announcing financial results for the quarter ended March 28, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GRILL CONCEPTS, INC.



Signature                  Title                           Date


/s/ Robert Spivak   President and Chief             October 13, 2004
-----------------   Executive Officer
Robert Spivak




/s/ Philip Gay      Executive Vice President        October 13, 2004
-----------------   and Chief Financial Officer
Philip Gay