Form 10-Q
period 2004-09-26
GRILL CONCEPTS INC
filed 2004-11-10
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 0-23226

GRILL CONCEPTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3319172
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification No.)

11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
(Address of principal executive offices)(Zip code)

(310) 820-5559
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 1, 2004, 5,650,146 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Unaudited)
ASSETS

	September 26,	December 28,
	2004	2003
		(restated)
Current assets:
Cash and cash equivalents	$1,096,000	$1,496,000
Inventories	570,000	585,000
Receivables, net of reserve ($21,000 in
2004 and $13,000 in 2003)	560,000	658,000
Reimbursable cost receivable	529,000	580,000
Prepaid expenses	644,000	612,000

Total current assets	3,399,000	3,931,000

Furniture, equipment, & improvements, net	11,488,000	11,061,000

Goodwill, net	205,000	205,000
Restricted cash	132,000	72,000
Note receivable	100,000	111,000
Liquor licenses	355,000	350,000
Other assets	213,000	275,000

Total assets	$15,892,000	$16,005,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

	September 26,	December 28,
	2004	2003
		(restated)
Current liabilities:
Accounts payable	$1,643,000	$1,046,000
Accrued expenses	1,919,000	2,400,000
Reimbursable costs payable	529,000	580,000
Current portion of long term debt	230,000	298,000
Current portion notes payable - related parties	290,000	345,000
Total current liabilities	4,611,000	4,669,000

Long-term debt	155,000	285,000
Notes payable - related parties	865,000	969,000
Other long-term liabilities	3,665,000	2,734,000

Total liabilities	9,296,000	8,657,000

Minority interest	1,511,000	2,058,000

Stockholders' equity:
Series I, Convertible Preferred Stock, $.001 par
value; 1,000,000 shares authorized, none
issued and outstanding in 2004 and 2003	-	-
Series II, 10% Convertible Preferred Stock, $.001 par
value; 1,000,000 shares, authorized, 500 shares
issued and outstanding in 2004 and 2003	-	-
Common stock, $.00004 par value; 12,000,000 shares
authorized in 2004 and 2003, 5,650,146 shares
issued and outstanding in 2004, 5,537,071 shares
issued and outstanding in 2003	-	-
Additional paid-in capital	13,649,000	13,601,000
Accumulated deficit	(8,564,000)	(8,311,000)
Total stockholders' equity	5,085,000	5,290,000
Total liabilities, minority interest and
stockholders' equity	$15,892,000	$16,005,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
Revenues:		(restated)		(restated)
Sales	$12,169,000	$11,192,000	$38,325,000	$35,376,000
Cost reimbursements	2,615,000	2,330,000	8,708,000	6,614,000
Management and license fees	308,000	243,000	910,000	709,000
Total revenues	15,092,000	13,765,000	47,943,000	42,699,000
Cost of sales (exclusive of depreciation,
presented separately)	3,367,000	3,135,000	10,746,000	9,772,000
Gross profit	11,725,000	10,630,000	37,197,000	32,927,000

Operating expenses:
Restaurant operating expenses	7,752,000	7,325,000	23,931,000	22,076,000
Reimbursed costs	2,615,000	2,330,000	8,708,000	6,614,000
Gain on sale of assets	(2,000)	-	(3,000)	(11,000)
General and administrative	1,124,000	933,000	3,434,000	2,836,000
Depreciation and amortization	454,000	483,000	1,357,000	1,413,000
Pre-opening costs	-	-	148,000	187,000
Total operating expenses	11,943,000	11,071,000	37,575,000	33,115,000

Loss from operations	(218,000)	(441,000)	(378,000)	(188,000)
Interest expense, net	(59,000)	(83,000)	(191,000)	(245,000)

Loss before provision for
income taxes and minority interest	(277,000)	(524,000)	(569,000)	(433,000)

Benefit (provision) for income taxes	(6,000)	13,000	(34,000)	(68,000)
Minority interest in loss of subsidiaries	84,000	161,000	350,000	445,000

Net loss	(199,000)	(350,000)	(253,000)	(56,000)
Preferred dividends accrued	(13,000)	(13,000)	(38,000)	(38,000)

Net loss applicable to
common stock	$(212,000)	$(363,000)	$(291,000)	$(94,000)

Net loss per share applicable
to common stock:
Basic net loss	$(0.04)	$(0.07)	$(0.05)	$(0.02)

Diluted net loss	$(0.04)	$(0.07)	$(0.05)	$(0.02)

Weighted average shares outstanding:
Basic	5,647,707	5,537,071	5,594,672	5,537,071
Diluted	5,647,707	5,537,071	5,594,672	5,537,071

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 26,	September 28,
	2004	2003
Cash flows from operating activities:		(restated)
Net loss	$(253,000)	$(56,000)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,357,000	1,413,000
Stock based compensation expense	(84,000)	133,000
Allowance for doubtful accounts	8,000	-
Gain on sale of assets	(3,000)	(11,000)
Minority interest in loss of subsidiaries	(350,000)	(445,000)
Changes in operating assets and liabilities:
Inventories	15,000	(43,000)
Receivables	90,000	(117,000)
Reimbursable cost receivable	51,000	(14,000)
Prepaid expenses	(32,000)	(415,000)
Other assets	50,000	15,000
Accounts payable	597,000	325,000
Accrued liabilities	(438,000)	(311,000)
Reimbursable cost payable	(51,000)	14,000
Other long-term liabilities	(118,000)	(119,000)
Net cash provided by operating activities	839,000	369,000

Cash flows from investing activities:
Proceeds from disposal of assets	5,000	26,000
Restricted cash for Daily Grill at Continental Park, LLC	-	544,000
Restricted cash for worker’s compensation insurance	(60,000)	-
Purchase of liquor license	(5,000)	-
Advance repaid by managed outlet	-	64,000
Purchase of furniture, equipment and improvements	(1,774,000)	(553,000)
Net cash provided by (used in) investing activities	(1,834,000)	81,000

Cash flows from financing activities:
Tenant improvement allowances	1,049,000	-
Proceeds from minority interests	35,000	30,000
Note receivable collections	15,000	10,000
Return of capital and profits to minority shareholder	(147,000)	(222,000)
Payments to related parties	(159,000)	(161,000)
Payments on long-term debt	(198,000)	(329,000)
Net cash provided by (used in) financing activities	595,000	(672,000)

Net decrease in cash and cash equivalents	(400,000)	(222,000)
Cash and cash equivalents, beginning of period	1,496,000	1,290,000
Cash and cash equivalents, end of period	$1,096,000	$1,068,000

Supplemental cash flow information:
Cash paid during the period for:
Interest	$107,000	$136,000
Income taxes	119,000	119,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 28, 2003 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 28, 2003, as amended on October 15, 2004. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 26, 2004.

Restatement for Correction of Errors and Retroactive Adoption of FIN 46

The accompanying consolidated financial statements as of December 28, 2003 and for the three and nine-month periods ended September 28, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company’s joint ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company has corrected its initial adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46) which was first effective for the quarter ended March 28, 2004. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

Retroactive Adoption of FIN 46

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. The Company has elected to retroactively adopt the provisions of FIN 46. The impact of the retroactive adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill prior to fiscal year 2004. There is no impact on net income (loss) in any period as a result of the retroactive adoption. Errors in the prior accounting for these entities are discussed in the following sections. See further discussion of the adoption of FIN 46 below.

Corrections of Errors

Stock Compensation and Miscellaneous Adjustments

In May 2004, the terms of the Company’s option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to decrease operating expenses and net loss by $7,000 for the three months and increase operating expenses and net loss by $133,000 ($0.02 per share) for the nine months ended September 28, 2003. Results for all periods during fiscal 2004 were originally reported correctly and did not require restatement.

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

Joint Venture Accounting and Miscellaneous Adjustments

Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9

In August 2004, the Company reevaluated its consolidation policies with respect to its investments in four restaurants held by limited liability companies (LLCs). Previously, all four of the LLCs were consolidated due to the Company’s majority ownership in these entities. However, the terms of three agreements gave the minority interests certain voting rights which, when evaluated under the relevant terms of Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” precluded consolidation. Therefore, the Company restated previously reported results to show the investments in the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC under the equity method, rather than as consolidated subsidiaries. The fourth LLC, The Grill on Hollywood, LLC, remained consolidated. There was no impact on net income as a result of this change. See further discussion below regarding other errors in the accounting for the Company’s joint ventures and the consolidation of all the Company’s partially-owned entities upon the retroactive adoption of FIN 46.

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

Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The stated venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000 upon completion of the initial build-out, it converted approximately $1.2 million of the loan into Capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the “Preferred Return”) which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted original capital amounts under an identical payment/amortization schedule as the note. GCI guaranteed the venture’s repayment of both the loan and MAG converted capital amounts.

Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG’s capital contribution reduced by 40% of the venture’s losses and any return of capital amounts. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

In reviewing this accounting, it was determined that the venture’s obligation to return MAG’s capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity pursuant to FIN 46, the Company’s accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given the fact that MAG had no equity. The impact of these adjustments was to increase the minority interest in loss of subsidiary by $12,000 for the three months ended September 26, 2004 and decrease the minority interest in loss of subsidiary by $63,000 in nine month period ended September 26, 2004, and $21,000 and $85,000 ($0.02 per share) in the three and nine month periods ended September 28, 2003, respectively; and increase interest expense by $15,000 and $49,000 ($0.01 per share) in the three and nine month periods ended September 26, 2004, respectively, and $18,000 and $56,000 ($0.01 per share) in the three and nine month periods ended September 28, 2003, respectively.

Chicago Grill on the Alley Warrants

In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of September 26, 2004. Amortization of this amount has increased interest expense by $9,000 and $27,000 in the three and nine month periods ended September 26, 2004, respectively, and $9,000 and $28,000 in the three and nine month periods ended September 28, 2003, respectively.

Other Joint Venture Loss Allocations

The Company also reviewed its accounting for its other joint ventures, specifically, those that had been generating losses. Based on the terms of these agreements, losses are typically allocated in proportion to the members’ capital account balances. The recorded capital balances differ from the actual ownership percentages and the method to distribute cash flows in the event of a liquidation of the venture. As noted above, while the Company usually has a majority ownership percentage, the minority partner usually contributes the majority of the capital. The venture agreements specify that the minority member is entitled to cash distributions before the Company so that its investment is returned prior to the Company’s.

The Company determined that its previous loss allocations to the minority partners were incorrect because they did not reflect the underlying economics at book value of the investments. The Company determined that a hypothetical liquidation model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distribution upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to increase the minority interest in loss of subsidiaries by $17,000 and $66,000 ($0.01 per share) in the three and nine month periods ended September 26, 2004, respectively; and increase the minority interest in loss of subsidiaries by $28,000 for the three months and by $23,000 for the nine months ended September 28, 2003.

Reimbursed Costs

The Company operates a number of restaurants under management agreements whereby it is responsible for the operation of each restaurant. For its services, the Company typically receives a management fee based on a percentage of revenue, an incentive fee which is usually a profit sharing arrangement (collectively, “Fees”) and a reimbursement of the Company’s direct costs of operating the restaurant. Management agreements are in place for restaurants in which the Company has a non-controlling ownership percentage as well as a number of restaurants in which the Company has no ownership. For non-consolidated restaurants, the Company previously only reflected its Fees as revenue in the consolidated accounts. In August 2004, the Company reviewed these arrangements considering the primary obligor criteria as described in EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Under the terms of the management agreements, the Company is hired as an independent contractor and is responsible for settlement of all liabilities of the restaurant. Additionally, all employees are employees of the Company, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EITF 01-14 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company determined it should recognize reimbursement of restaurant expenses of the unconsolidated outlets as revenues in its financial statements and the related expenses.

The impact of these adjustments was to increase revenues by $2,615,000 and $8,708,000 in the three and nine month periods ended September 26, 2004, respectively and to increase operating expenses by a similar amount for both periods. The impact on the three and nine months periods ended September 28, 2003 was to increase revenues by $2,330,000 and $6,614,000, respectively and to increase operating expenses by a similar amount for both.

In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred. The impact of this adjustment was to increase expenses by $287,000 in 2002 and $44,000 in 2003 and to recognize revenue of $29,000 ($0.01 per share) for the nine months ended September 26, 2004 rather than a reduction of the capitalized amount.

Accounting for Lease Incentives

In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $730,000 as of December 28, 2003 and September 26, 2004, respectively. There was no impact on net income or earnings-per-share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the three months ended September 28, 2003 and September 26, 2004 and by $105,000 for the nine months ended September 28, 2003 and September 26, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,106,000 as of December 28, 2003 and September 26, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the third quarters of fiscal year 2003 and 2004 and by $132,000 for the nine months ended September 28, 2003 and September 26, 2004.

Other Equity Award Adjustments

The Company recorded additional interest expense of $5,000 in each of the first three quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company’s credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of September 26, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company’s stock, pursuant to EITF 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.

Summary

The above revisions impacted the balance sheets as of December 28, 2003 and the statements of operations and cash flows for the three and nine-month periods ended September 28, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands except for per share amounts):

	December 28, 2003
	As previously reported (1)	As restated for correction of errors	As restated for correction of errors and retroactive adoption of FIN 46
Current assets:
Cash and cash equivalents	$1,473	$972	$1,496
Inventories	570	355	585
Receivables	741	747	658
Reimbursable costs receivable	-	1,503	580
Prepaid and other current assets	608	535	612
Total current assets	3,392	4,112	3,931

Furniture, equipment and improvements	9,020	5,690	11,061

Goodwill	205	205	205
Liquor licenses	330	264	350
Restricted cash	72	-	72
Advances to managed outlets	331	-	-
Note receivable	111	111	111
Other assets	426	1,320	275
	$13,887	$11,702	$16,005

Current liabilities:
Accounts payable	$998	$676	$1,046
Accrued expenses	2,315	1,134	2,400
Reimbursable costs payable	-	1,503	580
Current portion of debt	254	82	298
Note payable related party	269	346	345
Total current liabilities	3,836	3,741	4,669

Long term debt	283	106	285
Note payable related party	323	230	969
Other long term liabilities	1,496	1,632	2,734
Total liabilities	5,938	5,709	8,657

Minority interest	1,521	703	2,058
Stockholders' equity
Preferred stock	-	-	-
Common stock	-	-	-
Additional paid-in capital	13,207	13,601	13,601
Accumulated deficit	(6,779)	(8,311)	(8,311)
Total stockholders' equity	6,428	5,290	5,290
	$13,887	$11,702	$16,005

(1) The Company previously restated its consolidated financial statements as of December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase accrued liabilities by $197, increase additional paid-in capital by $55 and increase accumulated deficit by $252 as of December 28, 2003. These “As previously reported” amounts already reflect these adjustments and represent the amounts presented in the Company’s Amended Annual Report on Form 10-K/A filed on May 27, 2004.

	Nine Months Ended September 28, 2003
	As previously reported	As restated for correction of errors	As restated for correction of errors and retroactive adoption of FIN 46

Revenues
Sales	$33,695	$25,107	$35,376
Cost reimbursements	-	17,016	6,614
Management Fees	795	1,244	709
Total Revenues	34,490	43,367	42,699
Cost of sales	9,364	6,826	9,772
Gross Profit	25,126	36,541	32,927
Operating exenses

Restaurant and operating expenses	20,972	15,578	22,076
Reimbursed costs		17,016	6,614
General and administartive	2,750	2,836	2,836
Depreciation and amortization	1,200	899	1,413
Pre-opening costs	187	-	187
Gain on sale of assets	(12)	(11)	(11)
Total operating expenses	25,097	36,318	33,115

Income (loss) from operations	29	223	(188)
Interest expense, net	(141)	(185)	(245)

Income (loss) before provision from income taxes, minority interest and equity in loss of joint venture	(112)	38	(433)
Provision for income taxes	(68)	(57)	(68)

Loss before minorty interest and equity in loss of joint venture	(180)	(19)	(501)
Minority interest in loss of subsidiaries	425	142	445
Equity in loss of joint venture	(10)	(179)	-
Net income (loss)	235	(56)	(56)
Preferred dividends accrued	(38)	(38)	(38)
Net income (loss) available for common shareholders	$197	$(94)	$(94)

Net income (loss) per share applicable to common stock :
Basic Net Income	$0.04	$(0.02)	$(0.02)
Diluted Net Income	$0.04	$(0.02)	$(0.02)

Average-weighted shares outstanding
Basic	5,537	5,537	5,537
Diluted	5,614	5,537	5,537

	Three Months Ended
	September 28 ,2003
	As previously reported	As restated for errors	As restated for errors and retroactive adoption of FIN 46

Revenues
Sales	$10,509	$7,845	$11,192
Cost reimbursements	-	4,784	2,330
Management Fees	278	611	243
Total Revenues	10,787	13,240	13,765
Cost of sales	2,968	2,170	3,135
Gross Profit	7,819	11,070	10,630
Operating exenses

Restaurant and operating expenses	6,930	5,329	7,325
Reimbursed costs		4,784	2,330
General and administartive	934	934	933
Depreciation and amortization	411	313	483
Total operating expenses	8,275	11,360	11,071

Loss from operations	(456)	(290)	(441)
Interest expense, net	(49)	(121)	(83)

Loss before provision for income taxes, minority interest and equity in loss of joint venture	(505)	(411)	(524)
Provision for income taxes	13	17	13

Loss before minorty interest and equity in loss of joint venture	(492)	(394)	(511)
Minority interest in loss of subsidiaries	161	42	161
Equity in loss of joint venture	1	2	-
Net loss	(330)	(350)	(350)
Preferred dividends accrued	(12)	(13)	(13)
Net loss available for common shareholders	$(342)	$(363)	$(363)

Net loss per share applicable to common stock :
Basic Net Loss	$(0.06)	$(0.07)	$(0.07)
Diluted Net Loss	$(0.06)	$(0.07)	$(0.07)

Average-weighted shares outstanding
Basic	5,537	5,537	5,537
Diluted	5,537	5,537	5,537

	Nine months ended
	September 28, 2003
	As previously reported	As restated for correciton of errors	As restated for correction of errors and retroactive adoption of FIN 46
Cash flows from operating activities
Net income	$235	$(56)	$(56)
Adjustments to reconcile net income
Depreciation and amortization	1,200	899	1,413
Minority interest in net income (loss)	(425)	(142)	(445)
Equity in loss of JV	10	179	-
Gain on sale of assets	(12)	(11)	(11)
Stock based compensation		133	133
Changes in operating assets and liabilities:
Accounts receivable	(81)	(694)	(117)
Reimburseable costs receivable		(32)	(14)
Inventories	(40)	(38)	(43)
Prepaid expenses	(399)	(351)	(415)
Other assets	-	366	15
Accounts payable	288	257	325
Accrued expenses	(267)	225	(311)
Reimburseable costs payable	-	32	14
Other liabilites	-	11	(119)
Net cash provided by operating activities	509	778	369

Cash flows from investing activities:
Purchases of PP&E	(550)	(273)	(553)
Advances repaid by managed outlets	64	64	64
Proceeds from sale of assets	26	26	26
Restricted cash for DGCP, LLC	544	-	544
Investment in non consolidated entity	(30)	(30)	-
Net cash provided by (used in) investing activities	54	(213)	81

Cash flows from financing activities:
Payments to related parties	(113)	(26)	(161)
Payments on long-term debt	(299)	(191)	(329)
Proceeds from Minority interest investment in LLC			30
Proceeds from note receivable payments	10	10	10
Preferred return to minority shareholders	(132)	-	-
Return of capital to minority interests	(222)	-	(222)
Net cash used by financing activities	(756)	(207)	(672)

Net increase(decrease) in cash	(193)	358	(222)

Cash and cash equivalents at beginning	1,275	581	1,290

Cash and cash equivalents at end	$1,082	$939	$1,068

Certain prior year amounts have been reclassified to conform to current year presentation.

2.	RESTRICTED CASH

Restricted cash consists of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $60,000 that was placed with our insurance broker in 2004 for worker’s compensation insurance.

3.	WORKER’S COMPENSATION LOSS RESERVE

In the first quarter of 2004, the Company obtained a large deductible worker’s compensation policy for 2004 that includes a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors.

4.	OTHER LONG-TERM LIABILITIES

Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $1,049,000 was received during the nine months ended September 26, 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized against rent expense over the 15 year lease term.

5.	LONG TERM DEBT

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expired in October 2004. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. Interest is at the bank’s variable reference rate. Although we were in default of a covenant during the third quarter, the bank has granted us a waiver.

6.	OPERATING LEASES AND CONTRACTUAL OBLIGATIONS

During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the first quarter of 2005. Accordingly, at September 26, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the nine months ended September 26, 2004 as compared to those described in the Company’s Form 10-K for the year ended December 28, 2003, as amended.

7.	RECENT ACCOUNTING PRONOUNCEMENTS

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. In light of the changes resulting from the recent restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Quarterly Report on Form 10-Q is more consistent with the presentation of the Company’s ongoing financial position and results of operations.

Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: Chicago - The Grill on the Alley, San Jose Grill, Daily Grill at Continental Park, Hollywood Grill and Universal Daily Grill. Of these entities the Company was determined to be the primary beneficiary for Chicago - The Grill on the Alley, LLC, The San Jose Grill LLC, The Daily Grill at Continental Park LLC, Hollywood Grill and the Universal CityWalk Daily Grill.

Chicago - The Grill on the Alley LLC, an Illinois limited liability company ("Chicago Grill"), was formed in February 1999 and commenced operations on June 12, 2000. The Chicago Grill was formed for the purpose of owning and operating "The Grill on the Alley" restaurant located in the Westin Hotel in Chicago, Illinois.

The members of the Chicago Grill are the Company, which holds a member's percentage interest of 60%, and The Michigan Avenue Group, a general partnership which holds the remaining member's percentage interest of 40%. The Chicago Grill is managed exclusively by the Company which has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the Chicago Grill. In return, the Chicago Grill pays the Company a management fee of 5% of gross restaurant revenues. Total assets and revenues of the Chicago Grill as of and for the nine months ended September 26, 2004 were approximately $2.2 million and $3.3 million, respectively.

San Jose Grill LLC, a California limited liability company ("San Jose Grill"), was formed in July 1997 and commenced operations on May 13, 1998. San Jose Grill was formed for the purpose of owning and operating "The Grill on the Alley" restaurant located in the Fairmont Hotel in San Jose, California.

The members of the San Jose Grill are the Company, which holds a member's percentage interest of 50.05%, and Light Tower Restaurant Associates LLC, a California limited liability company, which holds the remaining member's percentage interest of 49.95% and is an affiliate of the San Jose Fairmont Hotel. The San Jose Grill is managed exclusively by the Company which has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the San Jose Grill. In return, the San Jose Grill pays the Company a management fee of 5% of gross restaurant sales. Total assets and revenues of the San Jose Grill as of and for the nine months ended September 26, 2004 were approximately $1.2 million and $3.1 million, respectively.

Daily Grill at Continental Park, LLC, a California limited liability company (the "Daily Grill at Continental Park"), was formed on May 28, 2002 and commenced operations on January 16, 2003. The South Bay Daily Grill was formed for the purpose of owning and operating the Daily Grill at Continental Park restaurant located in the Plaza in El Segundo, California.

The members of Daily Grill at Continental Park are Grill Concepts Management Inc., a wholly owned subsidiary of the Company, which holds an ownership's percentage interest of 50.1%, and Continental Plaza Restaurant Corporation ("CPR"), a California corporation which holds the remaining ownership percentage interest of 49.9%. The operations are managed exclusively by the Company which has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Daily Grill at Continental Park pays the Company a management fee of 5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Daily Grill at Continental Park as of and for the nine months ended September 26, 2004 were approximately $1.6 million and $1.7 million, respectively.

The Grill on Hollywood LLC, a California limited liability company (the "Grill on Hollywood"), was formed on July 26, 2001 and commenced operations on November 9, 2001. The entity was formed for the purpose of owning and operating "The Grill on Hollywood" restaurant located in the Hollywood and Highland entertainment and shopping complex in Hollywood, California.

The members of the Grill on Hollywood are the Company which holds a member's percentage interest of 51%, and TH Grill, Inc., a Delaware corporation, which holds the remaining member's percentage interest of 49% and is an affiliate of the TrizecHahn Hollywood, LLC. The entity is managed exclusively by the Company. In return, the Grill on Hollywood pays the Company a management fee of 5% of gross restaurant revenues. Total assets and restaurant sales of the Grill on Hollywood as of and for the nine months ended September 26, 2004 were approximately $1.0 million and $2.2 million, respectively.

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

The partners of the Universal Grill are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The Universal Grill is managed exclusively by the Company which has full, complete and exclusive authority, power, and discretion to manage and control the business, property and affairs of the entity. In return, the Universal Grill pays the Company a management fee of 5.5% of the adjusted gross restaurant's revenues. Total assets and restaurant sales of the Universal Grill as of and for the nine months ended September 26, 2004 were approximately $0.8 million and $1.8 million, respectively.

In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the periods earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company adopted EITF 03-06 for the quarter ended June 27, 2004, however there has been no impact on the Company's financial statements as the preferred shares are not participating securities.

8.	DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company’s San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay (Continental Park) Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest members, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the nine months ended September 26, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at September 26, 2004, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at September 26, 2004:

San Jose Grill LLC

Distributions of capital, preferred return and profit during the nine months ended September 26, 2004:	Members	$147,000
	Company	$148,000
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$0
	Company	$0
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$0

Chicago - Grill on the Alley LLC

Distributions of capital and note repayments during the nine months ended September 26, 2004:	Members (a)	$189,000
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,000,000
	Company	$0
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$0

The Grill on Hollywood LLC

Distributions of capital during the nine months ended September 26, 2004:	Members	$0
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,200,000
	Company	$250,000
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$88,000

South Bay Daily Grill (Continental Park LLC)

Distributions of capital during the nine months ended September 26, 2004:	Members	$0
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,000,000
	Company	$350,000
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$186,000
	Company	$65,000

(a)	Distribution of capital and note repayments as of September 26, 2004 includes $91,000 of capital and loan and $98,000 of payments on interest and preferred return.

9.	STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which amends SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment due to the cashless exercise feature of those options (described below), compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company’s stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

On June 1, 1995, the Company’s Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the “1995 Plan”) and on June 12, 1998 the 1998 Stock Option Plan (the “1998 Plan”) was adopted. These Plans provide for options to be issued to the Company’s employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. The terms of the option grants allow the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash, subject to the terms of the plan including the rights of the Compensation Committee to amend grants in any manner that the committee in its sole discretion deems to not adversely impact the option holders.

On June 23, 2004, the Company’s Compensation Committee, as administrators of the Company’s stock option plan, resolved that the cashless exercise feature in the Company’s stock option plan will not be permitted, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

The Company has adopted the disclosure-only provisions of SFAS No. 148 and SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees,” except for the awards requiring variable accounting treatment through July 30, 2004, Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

	Nine Months
	2004	2003
		(restated)
Net loss, as reported	$(253,000)	$(56,000)
Add: stock compensation expense recorded	(84,000)	133,000
Deduct: stock compensation expense under fair value method	(144,000)	(133,000)
Net loss, pro forma	(481,000)	(56,000)
Net loss per share applicable to common stock, as reported:
Basic	$(0.05)	$(0.02)
Diluted	$(0.05)	$(0.02)
Net loss per share applicable to common stock, pro forma:
Basic	$(0.09)	$(0.02)
Diluted	$(0.09)	$(0.02)

10.	PER SHARE DATA

Pursuant to SFAS No. 128, “Earnings Per Share,” basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stocks using the treasury stock method.

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the nine and three month periods ended September 26, 2004 and September 28, 2003 follow:

	Nine months
	2004		2003
	Earnings	Shares	Earnings (restated)	Shares
Net loss	$(253,000)		$(56,000)
Less: preferred stock dividend	(38,000)		(38,000)
Deficit available for common stockholders	(291,000)	5,594,672	(94,000)	5,537,071
Dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive deficit available to common stockholders	$(291,000)	5,594,672	$(94,000)	5,537,071

For the nine months ended September 26, 2004, 632,425 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the nine months ended September 28, 2003, 744,450 options, 1,912,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

	Three months
	2004		2003
	Earnings	Shares	Earnings (restated)	Shares
Net loss	$(199,000)		$(350,000)
Less: preferred stock dividend	(13,000)		(13,000)
Deficit available for common stockholders	(212,000)	5,647,707	(363,000)	5,537,071
Dilutive securities:
Stock options	-	-	-	-
Warrants	-	-	-	-
Dilutive deficit available to common stockholders	$(212,000)	5,647,707	$(363,000)	5,537,071

For the three months ended September 26, 2004, 632,425 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended September 28, 2003, 744,450 options, 1,912,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

11.	LITIGATION CONTINGENCIES

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. As of this time the suit has not been filed in Los Angeles County. The plaintiff alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks and intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company’s actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, as amended on October 15, 2004.

Restatement for Correction of Errors and Retroactive Adoption of FIN 46

The accompanying consolidated financial statements as of December 28, 2003 and for the three and nine-month periods ended September 28, 2003 were restated on May 14, 2004 from those originally issued to reflect certain adjustments related to stock compensation and other miscellaneous adjustments, and were subsequently restated on October 15, 2004 to further reflect additional adjustments to revise the accounting for certain of the Company’s joint ventures, record costs and revenues associated with reimbursed costs under management agreements and make other miscellaneous corrections. Additionally, the Company has corrected its initial adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” (FIN 46) which was first effective for the quarter ended March 28, 2004. (Note - Except where there is no change to diluted earnings per share, the impact of each adjustment on diluted earnings per share has been identified below.)

Retroactive Adoption of FIN 46

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FIN 46. The Company has elected to retroactively adopt the provisions of FIN 46. The impact of the retroactive adoption is to consolidate The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC, the Daily Grill at Continental Park, LLC and the Universal CityWalk Daily Grill prior to fiscal year 2004. There is no impact on net income (loss) in any period as a result of this retroactive adoption. Errors in the prior accounting for these entities are discussed in the following sections. See further discussion of the adoption of FIN 46 below.

Corrections of Errors

Stock Compensation and Miscellaneous Adjustments

In May 2004, the terms of the Company’s option grants were reevaluated - specifically, provisions which allow an employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. Under the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” this cashless exercise feature requires the Company to account for its option plan using a variable accounting treatment. Under variable accounting, compensation expense must be remeasured each balance sheet date based on the difference between the current market price of the Company’s stock and the option’s exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.” Each period, adjustments to the accrual are recognized in the income statement. Previously, the Company had accounted for its options using a fixed accounting treatment whereby compensation expense, if any, was only evaluated at the date of the option grant. The impact of this adjustment was to decrease operating expenses and net loss by $7,000 for the three months and increase operating expenses and net loss by $133,000 ($0.02 per share) for the nine months ended September 28, 2003. Results for all periods during fiscal 2004 were originally reported correctly and did not require restatement.

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

Joint Venture Accounting and Miscellaneous Adjustments

Deconsolidation of The San Jose Grill LLC, Chicago - the Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC Pursuant to SOP 78-9

In August 2004, the Company reevaluated its consolidation policies with respect to its investments in four restaurants held by limited liability companies (LLCs). Previously, all four of the LLCs were consolidated due to the Company’s majority ownership in these entities. However, the terms of three agreements gave the minority interests certain voting rights which, when evaluated under the relevant terms of Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures,” precluded consolidation. Therefore, the Company restated previously reported results to show the investments in the San Jose Grill LLC, Chicago - The Grill on the Alley, LLC and the Daily Grill at Continental Park, LLC under the equity method, rather than as consolidated subsidiaries. The fourth LLC, The Grill on Hollywood, LLC, remained consolidated. There was no impact on net income as a result of this change. See further discussion below regarding other errors in the accounting for the Company’s joint ventures and the consolidation of all the Company’s partially-owned entities upon the retroactive adoption of FIN 46.

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

Chicago - The Grill on the Alley, LLC Loss Allocation and Interest Charge

In August 2004, the Company reevaluated the accounting for its venture relating to the Chicago Grill on the Alley restaurant. The stated venture was established in 1999 and is administered under an operating agreement whereby the Company owns a 60% stated interest and the minority investor, the Michigan Avenue Group (MAG), owns the remaining interests. The venture was originally funded by an eight percent, $1.7 million loan from MAG which was used to build the restaurant and fund initial operations. GCI made no financial contribution and was not credited with any capital for the trademarks and restaurant expertise it contributed to the venture. MAG had the right to convert all or part of the loan into capital of the venture and in 2000 upon completion of the initial build-out, it converted approximately $1.2 million of the loan into Capital. There was no change in the voting, ownership or profit sharing interests as a result of this conversion. The terms of the equity interest into which the loan was converted were such that MAG was entitled to an eight percent return on its capital balance (defined as the “Preferred Return”) which was identical to the interest rate on the note. Additionally, the venture was obligated to repay converted original capital amounts under an identical payment/amortization schedule as the note. GCI guaranteed the joint venture’s repayment of both the loan and MAG converted capital amounts.

Historically, the Company had consolidated the entity due to its belief that it had a controlling voting interest (see separate comment above regarding deconsolidation of this entity) and recognized a minority interest at an amount equal to MAG’s capital contribution reduced by 40% of the venture’s losses and any return of capital amounts. The restaurant has operated at a loss since inception and losses were allocated based on the stated 40% interest noted above.

In reviewing this accounting, it was determined that the venture’s obligation to return MAG’s capital should have been recognized as a liability of the joint venture rather than treated as equity. As the joint venture is a consolidated entity pursuant to FIN 46, the Company’s accounts should also recognize this liability rather than reflect it as minority interest. Furthermore, interest expense should have been recorded in the statement of operations related to the Preferred Return as opposed to treating the amounts as dividends. Lastly, the Company determined that losses should not have been allocated to the minority interest member given the fact that MAG had no equity at risk. The impact of these adjustments was to increase the minority interest in loss of subsidiary by $12,000 in the three months ended September 26, 2004 and decrease the minority interest in loss of subsidiary by $63,000 in the nine months ended September 26, 2004, and $21,000 and $85,000 ($0.02 per share) in the three and nine month periods ended September 28, 2003, respectively; and increase interest expense by $15,000 and $49,000 ($0.01 per share) in the three and nine month periods ended September 26, 2004, respectively, and $18,000 and $56,000 ($0.01 per share) in the three and nine month periods ended September 28, 2003, respectively.

Chicago Grill on the Alley Warrants

In the process of evaluating prior accounting for this joint venture, it was noted that warrants to purchase approximately 203,000 shares of GCI stock were given to MAG in connection with the issuance of the original note. In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants,” the Company determined that the fair value of such warrants should have been recognized as a debt discount and recorded as a reduction to the loan balance, with accretion of the discount recognized as additional interest expense using the effective interest method. The effect of this adjustment was to increase additional paid-in capital by $322,000 as of each fiscal year-end in the period from 1999 to 2003 and as of September 26, 2004. Amortization of this amount has increased interest expense by $9,000 and $27,000 in the three and nine month periods ended September 26, 2004, respectively, and $9,000 and $28,000 in the three and nine month periods ended September 28, 2003, respectively.

Other Joint Venture Loss Allocations

The Company also reviewed its accounting for its other joint ventures, specifically, those that had been generating losses. Based on the terms of these agreements, losses are typically allocated in proportion to the recorded amount of each members’ capital account balances. The recorded capital balances differ from the actual ownership percentages and the method to distribute cash flows in the event of a liquidation of the venture. As noted above, while the Company usually has a majority ownership percentage, the minority member usually contributes the majority of the capital. The venture agreements specify that the minority member is entitled to cash distributions before the Company so that its investment is returned prior to the Company’s.

The Company determined that its previous loss allocations to the minority members were incorrect because they did not reflect the underlying economics at book value of the investments. The Company determined that a hypothetical liquidation model should be utilized to allocate losses for each reporting period based on the prescribed order of cash distributions upon liquidation. The change in the amounts allocated to the individual members based on this process, as adjusted for actual contributions and distributions, determines the allocation of profits or losses each period. The impact of this adjustment was to increase the minority interest in loss of subsidiaries by $17,000 and $66,000 ($0.01 per share) in the three and nine month periods ended September 26, 2004, respectively; and increase the minority interest in loss of subsidiaries by $28,000 and by $23,000 for the three and nine months ended September 28, 2003, respectively.

Reimbursed Costs

The Company operates a number of restaurants under management agreements whereby it is responsible for the operation of each restaurant. For its services, the Company typically receives a management fee based on a percentage of revenue, an incentive fee which is usually a profit sharing arrangement (collectively, “Fees”) and a reimbursement of the Company’s direct costs of operating the restaurant. Management agreements are in place for restaurants in which the Company has a non-controlling ownership percentage as well as a number of restaurants in which the Company has no ownership. For non-consolidated restaurants, the Company previously only reflected its Fees as revenue in the consolidated accounts. In August 2004, the Company reviewed these arrangements considering the primary obligor criteria as described in EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” Under the terms of the management agreements, the Company is hired as an independent contractor and is responsible for settlement of all liabilities of the restaurant. Additionally, all employees are employees of the Company, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EITF 01-14 and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” the Company determined it should recognize the reimbursement of restaurant expenses of the unconsolidated outlets as revenues in its financial statements and the related expenses.

The impact of these adjustments was to increase revenues by $2,615,000 and $8,708,000 in the three and nine month periods ended September 26, 2004, respectively and to increase operating expenses by a similar amount for both periods. The impact on the three and nine months periods ended September 28, 2003 was to increase revenues by $2,330,000 and $6,614,000, respectively and to increase operating expenses by a similar amount for both periods.

In evaluating certain transactions related to the San Francisco managed outlet, the Company also determined that advances made to the restaurant in prior periods should have been expensed in the period incurred instead of capitalized and deferred. The impact of this adjustment was to increase expenses by $287,000 in 2002 and by $44,000 in 2003 and to recognize revenue of $29,000 ($0.01 per share) for the nine months ended September 26, 2004 rather than a reduction of the capitalized amount.

Accounting for Lease Incentives

In 2003, the Company began recording reimbursements received for tenant improvement allowances as a liability. Consistent with the guidance set forth in SFAS No. 13, "Accounting for Leases," and FASB Technical Bulletin No. 88-1, "Issues Related to the Accounting for Leases," these lease incentives are amortized over the life of the lease as a credit to rent expense. Prior to 2003, however, the Company had recorded such reimbursements as a reduction to the value of the fixed asset. As part of this restatement process, the Company has corrected its prior accounting practice and recorded the unamortized value of previously unrecorded lease incentives as an increase to fixed assets and increase to other long-term liabilities. This adjustment totaled $835,000 and $730,000 as of December 28, 2003 and September 26, 2004, respectively. There was no impact on net income or earnings-per-share as a result of this adjustment, however, depreciation expense was increased and restaurant operating expenses were decreased by $35,000 for the three months ended September 28, 2003 and September 26, 2004 and by $105,000 for the nine months ended September 28, 2003 and September 26, 2004. Upon retroactive adoption of FIN 46, the adjustment increased fixed assets and other long-term liabilities by $1,238,000 and $1,106,000 as of December 28, 2003 and September 26, 2004, respectively, and increased depreciation expense and decreased restaurant operating expenses by $44,000 for the third quarters of fiscal year 2003 and 2004 and by $132,000 for the nine months ended September 28, 2003 and September 26, 2004.

Other Equity Award Adjustments

The Company recorded additional interest expense of $5,000 in each of the first three quarters of fiscal year 2003 and 2004 to correct the amortization of the fair value of warrants issued to two principal shareholders in connection with their guarantee of the Company’s credit facility. Such amortization should have been recognized over the three-year term of the guarantee but was incorrectly being amortized over the term of the warrants. Additional paid-in capital was increased by $27,000 as of each fiscal yearend from 2000 to 2003 to adjust the fair value of these warrants. The Company also increased additional paid-in capital and accumulated deficit by $45,000 as of each fiscal yearend in the period from 2000 through 2003 and as of September 26, 2004 to recognize the fair value of warrants to purchase 50,000 shares of the Company’s stock, pursuant to EITF 96-18, “Accounting for Equity Instruments that Are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Such warrants were issued to a professional advisor for services rendered in fiscal year 2000 and had not been previously recognized.

Summary

The above revisions impacted the balance sheets as of December 28, 2003 and the statements of operations and cash flows for the three and nine-month periods ended September 28, 2003. The revisions have had no impact to our income tax provisions. The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows (amounts in thousands except for per share amounts):

	December 28, 2003
	As previously reported (1)	As restated for correction of errors	As restated for correction of errors and retroactive adoption of FIN 46
Current assets:
Cash and cash equivalents	$1,473	$972	$1,496
Inventories	570	355	585
Receivables	741	747	658
Reimbursable costs receivable	-	1,503	580
Prepaid and other current assets	608	535	612
Total current assets	3,392	4,112	3,931

Furniture, equipment and improvements	9,020	5,690	11,061

Goodwill	205	205	205
Liquor licenses	330	264	350
Restricted cash	72	-	72
Advances to managed outlets	331	-	-
Note receivable	111	111	111
Other assets	426	1,320	275
	$13,887	$11,702	$16,005

Current liabilities:
Accounts payable	$998	$676	$1,046
Accrued expenses	2,315	1,134	2,400
Reimbursable costs payable	-	1,503	580
Current portion of debt	254	82	298
Note payable related party	269	346	345
Total current liabilities	3,836	3,741	4,669

Long term debt	283	106	285
Note payable related party	323	230	969
Other long term liabilities	1,496	1,632	2,734
Total liabilities	5,938	5,709	8,657

Minority interest	1,521	703	2,058
Stockholders' equity
Preferred stock	-	-	-
Common stock	-	-	-
Additional paid-in capital	13,207	13,601	13,601
Accumulated deficit	(6,779)	(8,311)	(8,311)
Total stockholders' equity	6,428	5,290	5,290
	$13,887	$11,702	$16,005

(1) The Company previously restated its consolidated financial statements as of December 28, 2003 to reflect the accounting for employee stock options using variable accounting treatment and to make other miscellaneous corrections. The effect of this restatement was to increase accrued liabilities by $197, increase additional paid in capital by $55 and increase accumulated deficit by $252 as of December 28, 2003. These “As previously reported” amounts already reflect these adjustments and represent the amounts presented in the Company’s Amended Annual Report on Form 10-K/A filed on May 27, 2004.

	Nine Months Ended
	September 28, 2003
	As previously reported	As restated for correction of errors	As restated for correction of errors and retroactive adoption of FIN 46

Revenues
Sales	$33,695	$25,107	$35,376
Cost reimbursements	-	17,016	6,614
Management Fees	795	1,244	709
Total Revenues	34,490	43,367	42,699
Cost of sales	9,364	6,826	9,772
Gross Profit	25,126	36,541	32,927
Operating exenses
Restaurant and operating expenses	20,972	15,578	22,076
Reimbursed costs	-	17,016	6,614
General and administartive	2,750	2,836	2,836
Depreciation and amortization	1,200	899	1,413
Pre-opening costs	187	-	187
Gain on sale of assets	(12)	(11)	(11)
Total operating expenses	25,097	36,318	33,115
Income (loss) from operations	29	223	(188)
Interest expense, net	(141)	(185)	(245)
Income (loss) before provision from income taxes, minority interest and equity in loss of joint venture	(112)	38	(433)
Provision for income taxes	(68)	(57)	(68)
Loss before minorty interest and equity in loss of joint venture	(180)	(19)	(501)
Minority interest in loss of subsidiaries	425	142	445
Equity in loss of joint venture	(10)	(179)	-
Net income (loss)	235	(56)	(56)
Preferred dividends accrued	(38)	(38)	(38)
Net income (loss) available for common shareholders	$197	$(94)	$(94)

Net income (loss) share applicable to common stock :
Basic Net Income	$0.04	$(0.02)	$(0.02)
Diluted Net Income	$0.04	$(0.02)	$(0.02)

Average-weighted shares outstanding
Basic	5,537	5,537	5,537
Diluted	5,613	5,537	5,537

	Three Months Ended
	September 28, 2003
	As previously reported	As restated for correction of errors	As restated for correction of errors and retroactive adoption of FIN 46

Revenues
Sales	$10,509	$7,845	$11,192
Cost reimbursements		4,784	2,330
Management Fees	278	611	243
Total Revenues	10,787	13,240	13,765
Cost of sales	2,968	2,170	3,135
Gross Profit	7,819	11,070	10,630
Operating exenses
Restaurant and operating expenses	6,930	5,329	7,325
Reimbursed costs	-	4,784	2,330
General and administartive	934	934	933
Depreciation and amortization	411	313	483
Pre-opening costs	-	-	-
Gain on sale of assets	-	-	-
Total operating expenses	8,275	11,360	11,071
Loss from operations	(456)	(290)	(441)
Interest expense, net	(49)	(121)	(83)
Loss before provision for income taxes, minority interest and equity in loss of joint venture	(505)	(411)	(524)
Provision for income taxes	13	17	13
Loss before minorty interest and equity in loss of joint venture	(492)	(394)	(511)
Minority interest in loss of subsidiaries	161	42	161
Equity in loss of joint venture	1	2	-
Net income (loss)	(330)	(350)	(350)
Preferred dividends accrued	(12)	(13)	(13)
Net loss available for common shareholders	$(342)	$(363)	$(363)

Net loss per share applicable to common stock :
Basic Net Loss	$(0.06)	$(0.07)	$(0.07)
Diluted Net Loss	$(0.06)	$(0.07)	$(0.07)

Average-weighted shares outstanding
Basic	5,537	5,537	5,537
Diluted	5,537	5,537	5,537

	Nine months ended
	September 28, 2003
	As previously reported (1)	As restated for correciton of errors	As restated for correction of errors and retroactive adoption of FIN 46
Cash flows from operating activities
Net income (loss)	$235	$(56)	$(56)
Adjustments to reconcile net income
Depreciation and amortization	1,200	899	1,413
Minority interest in net income (loss)	(425)	(142)	(445)
Equity in loss of JV	10	179	-
Gain on sale of assets	(12)	(11)	(11)
Stock based compensation		133	133
Changes in operating assets and liabilities:
Accounts receivable	(81)	(694)	(117)
Reimburseable costs receivable	-	(32)	(14)
Inventories	(40)	(38)	(43)
Prepaid expenses	(399)	(351)	(415)
Other assets	-	366	15
Accounts payable	288	257	325
Accrued expenses	(267)	225	(311)
Reimburseable costs payable	-	32	14
Other liabilites	-	11	(119)
Net cash provided by operating activities	509	778	369

Cash flows from investing activities:
Purchases of PP&E	(550)	(273)	(553)
Advances repaid by managed outlets	64	64	64
Proceeds from sale of assets	26	26	26
Restricted cash for DGCP, LLC	544	-	544
Investment in non consolidated entity	(30)	(30)	-
Net cash provided by (used in) investing activities	54	(213)	81

Cash flows from financing activities:
Payments to related parties	(113)	(26)	(161)
Payments on long-term debt	(299)	(191)	(329)
Proceeds from Minority interest investment in LLC		-	30
Proceeds from note receivable payments	10	10	10
Preferred return to minority shareholders	(132)	-	-
Return of capital to minority interests	(222)	-	(222)
Net cash used in financing activities	(756)	(207)	(672)

Net increase(decrease) in cash	(193)	358	(222)

Cash and cash equivalents at beginning	1,275	581	1,290

Cash and cash equivalents at end	$1,082	$939	$1,068

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. We typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
		(restated)		(restated)
Revenues:	%	%	%	%
Company restaurant sales	80.6	81.3	79.9	82.8
Reimbursed costs	17.3	16.9	18.2	15.5
Management and license fees	2.1	1.8	1.9	1.7
Total operating revenues	100.0	100.0	100.0	100.0

Cost of sales (exclusive of depreciation,
presented separately below)	22.3	22.8	22.4	22.9
Gross profit	77.7	77.2	77.6	77.1

Restaurant operating expenses	51.4	53.2	49.9	51.7
Reimbursed costs	17.3	16.9	18.2	15.5
Gain on sale of assets	-	-	-	-
General and administrative	7.4	6.8	7.2	6.6
Depreciation and amortization	3.0	3.5	2.8	3.3
Pre-opening costs	-	-	0.3	0.4
Total operating expenses	79.1	80.4	78.4	77.5

Operating loss	(1.4)	(3.2)	(0.8)	(0.4)

Interest expense, net	(0.4)	(0.6)	(0.4)	(0.6)

Loss before provision for income
taxes and minority interest	(1.8)	(3.8)	(1.2)	(1.0)
Provision for income taxes	(0.0)	(0.1)	(0.1)	(0.2)
Minority interest in net loss of subsidiaries	0.6	1.2	0.7	1.0

Net loss	(1.2)	(2.7)	(0.6)	(0.2)

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

	Third Quarter		Year-to-date		Total open at
	Openings		Openings		End of Quarter
	FY 2004	FY 2003	FY 2004	FY 2003	FY 2004	FY 2003
Daily Grill restaurants:
Company owned	-	-	1	1	11	10
Managed and/or licensed	-	-	-	-	7	6
Grill on the Alley restaurants:
Company owned	-	-	-	-	4	4
Other restaurants
Managed and/or licensed	(1)	-	(1)	-	-	1
Total	(1)	-	-	1	22	21

	Three Months Ended		Nine Months Ended
	September 26,	September 28,	September 26,	September 28,
	2004	2003	2004	2003
		(restated)		(restated)
Weighted average weekly sales
per company owned restaurant:
Daily Grill	$57,001	$56,316	$60,431	$60,739
Grill on the Alley	75,556	74,445	76,298	75,846

Change in comparable restaurant (1):
Daily Grill	3.5%	4.3%	5.0%	5.7%
Grill on the Alley	1.5%	14.2%	0.6%	6.5%

Total Company revenues:
Daily Grill	$8,240,000	$7,321,000	$26,422,000	$23,544,000
Grill on the Alley	3,929,000	3,871,000	11,903,000	11,832,000
Costs reimbursements	2,615,000	2,330,000	8,708,000	6,614,000
Management and license fees	308,000	243,000	910,000	709,000

Total consolidated revenues	$15,092,000	$13,765,000	$47,943,000	$42,699,000

Managed restaurants	4,082,000	3,269,000	12,130,000	9,351,000
Licensed restaurants	1,862,000	2,222,000	6,131,000	6,700,000
Less: Reimbursed costs	(2,615,000)	(2,330,000)	(8,708,000)	(6,614,000)
Less: management and license fees	(308,000)	(243,000)	(910,000)	(709,000)
Total system sales	$18,113,000	$16,683,000	$56,586,000	$51,427,000

(1)	When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

Material Changes in Results of Operations for the Three and Nine Months Ended September 26, 2004 as compared to the Three and Nine Months Ended September 28, 2003

Revenues. Revenues for the 2004 third quarter increased 9.6% to $15.1 million from $13.8 million in the 2003 period. Sales revenues increased 8.7% to $12.2 million in 2004 from $11.2 million in 2003. Cost reimbursements increased 12.2% to $2.6 million from $2.3 million in 2003. Management and license fee revenues increased to $308,000 in 2004 from $243,000 in 2003. System-wide sales for the quarter, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $18.1 million in 2004, an increase of 8.8% from $16.7 million in 2003. System-wide sales, which is a non-GAAP measure, is computed by adding to total revenues the revenues of unconsolidated restaurants and subtracting license and management fees reported from those restaurants, is considered by management to be an indicator of brand strength. See reconciliation of system-wide sales to revenues above.

Revenues for the nine months ended September 26, 2004 increased 12.3% to $47.9 million from the $42.7 million generated for the same period of fiscal 2003. Total revenues included $38.3 million of sales revenues, $8.7 million of cost reimbursements and $910,000 of management and licensing fees for the first nine months of 2004, compared to $35.4 million of sales revenues, $6.6 million of cost reimbursements and $709,000 of management and licensing fees for the first nine months of 2003. System-wide sales for the nine months, including sales of non-consolidated restaurants operated under license, management or partnership agreements, totaled $56.6 million in 2004, an increase of 10.0% from $51.4 million in 2003.

Sales for Daily Grill restaurants increased by 12.6% from $7.3 million in the 2003 quarter to $8.2 million in the 2004 period. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 3.5% ($0.2 million) for restaurants open for 12 months in both 2003 and 2004 and opening of the Bethesda Daily Grill ($0.7 million).

Sales for Daily Grill restaurants increased by 12.3% from $23.5 million for the nine months in 2003 to $26.4 million in 2004. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily due to the opening of Bethesda Daily Grill ($2.2 million) and an increase in same store sales ($1.0 million) partially offset by a decrease in sales at the South Bay Daily Grill ($0.4 million). Weighted average weekly sales at the Daily Grill restaurants decreased 0.5% from $60,739 in 2003 to $60,431 in 2004 due to lower averages at CityWalk and the South Bay Daily Grill. Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Comparable restaurant sales at the Daily Grill restaurants in 2004 reflected both increased guest counts and improved average checks during the period.

Sales for Grill restaurants increased by 1.5% or $58,000 to $3.9 million in the 2004 quarter. The increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to improved check averages partially offset by decreased guest counts.

Sales for Grill restaurants increased only slightly between the 2003 and 2004 nine month periods. The slight increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to improved check averages almost entirely offset by decreased guest counts. Weighted average weekly sales at the Grill restaurants increased 0.6% from $75,846 in 2003 to $76,298 in 2004.

Reimbursed costs, which represent cost of goods, wages and benefits, and fixed and variable operating expenses, increased in 2004 primarily due to the opening of the Portland Daily Grill in September 2003.

Management and license fee revenues during the 2004 quarter were attributable to hotel restaurant management services which accounted for $250,000 of management fees and licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $58,000. San Jose City Bar and Grill terminated their license agreement with the Company in the third quarter of 2004. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.

Management and license fee revenues during the 2004 nine months were attributable to hotel restaurant management services which accounted for $738,000 of management fees and licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $172,000. The increase in management fees during 2004 was attributable to management of the Portland Daily Grill beginning in September 2003 and improved sales at other managed locations.

Cost of Sales and Gross Profit. While sales revenues increased by 8.7% ($977,000) in the 2004 quarter and 8.3% ($2,949,000) for the nine months as compared to 2003, total cost of sales increased by 7.4%, or $232,000, for the quarter and 10.0% or $974,000, for the nine months ended September 26, 2004 as compared to the same periods in 2003. The dollar increase in cost of sales is primarily due to the opening of the Bethesda Daily Grill, which added costs of $187,000 for the quarter and $609,000 for the nine months. Cost of sales as a percentage of restaurant sales was 27.7% for the quarter and 28.0% for the nine months ended September 26, 2004 as compared to 28.0% for the third quarter and 27.6% for the year-to-date period in 2003. For the nine months ended September 26, 2004 cost of sales as a percentage of sales increased faster than sales due to upward price pressure on poultry, dairy and grocery items partially offset by reductions in produce costs.

Gross profit for the quarter increased 10.3% from $10.6 million in 2003 to $11.7 million in 2004 and 13% from $32.9 million to $37.2 for the nine months. Gross profit on restaurant operations increased for the third quarter 9.3% from $8.1 million (72.0% of sales) in 2003 to $8.8 million (72.3% of sales) in 2004. For the nine months gross profit on restaurant operations increased 7.7% from $25.6 million (72.4% of sales) in 2003 to $27.6 million (72.0% of sales) in 2004.

Operating Expenses and Operating Results. Total operating expenses, including restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 7.9% to $11.9 million in the 2004 quarter (representing 79.1% of revenues) from $11.1 million in 2003 (representing 80.4% of total revenues), and for the nine months increased 13.5% to $37.6 million (representing 78.4% of total revenues) from $33.1 million (representing 77.5% of revenues).

Restaurant operating expenses increased by $427,000, or 5.8%, for the quarter and $1,855,000, or 8.4%, for the nine months as compared to the same periods in 2003. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Bethesda Daily Grill in January 2004 ($476,000), an increase in occupancy costs ($68,000) and credit card discounts ($64,000) at comparable restaurants partially offset by a decrease in payroll and benefits ($82,000) and fixed costs ($54,000). The dollar increase in operating expenses for the nine months was primarily attributable to the opening of the Bethesda Daily Grill ($1,501,000), an increase in payroll and benefits ($54,000), promotions and local advertising ($253,000), credit card discounts ($172,000) and occupancy ($203,000) at comparable restaurants partially offset by a reduction in fixed costs ($106,000) and a reduction in overall operating expenses at South Bay Daily Grill now in their second year of operations ($184,000). Restaurant operating expenses, as a percentage of restaurant sales, decreased in the third quarter from 65.4% in 2003 to 63.7% in 2004. For the nine months, the percentages remained flat at 62.4% in 2003 and 2004.

Reimbursed costs increased 12.2% for the quarter and 31.7% for the nine months. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Portland Daily Grill.

General and administrative expense increased 20.5% for the quarter and 21.1% for the nine months as compared to the same periods in 2003. As a percentage of total revenues, general and administrative expense totaled 7.4% for the quarter and 7.2% for the nine months as compared to 6.8% for the quarter and 6.6% for the nine months in 2003. The increase in total general and administrative expense of $191,000, or 20.5%, for the 2004 quarter was primarily attributable to increases in payroll and benefits, travel and entertainment, and professional services offset by a decrease in stock option compensation. The increase in total general and administrative expense of $598,000, or 21.1%, for the 2004 nine month period is attributable to increased payroll and benefits, professional services and travel and entertainment expenses.

Depreciation and amortization expense decreased by 6.0% for the quarter and 4.0% for the nine months compared to 2003, representing 2.8% of sales for the nine months of 2004 and 3.3% of sales in 2003. The decrease in depreciation and amortization expense for the nine months was primarily due to the completion of amortization of a covenant not to compete in 2003.

Pre-opening costs totaled $148,000 in the 2004 nine month period as compared with $187,000 in 2003. These pre-opening costs were attributable to the opening of the Bethesda Daily Grill in January 2004 and the opening in January 2003 of the South Bay Daily Grill.

Total Interest Expense. Total interest expense, net, decreased by $24,000, or 28.9%, during the quarter and $54,000, or 22.0%, during the nine months compared to the same periods in 2003. The decrease in interest expense was primarily attributable to the reduction in long-term debt.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $84,000 during the 2004 third quarter as compared to $161,000 during the 2003 quarter. For the nine months, we reported a minority interest in the loss of majority subsidiaries of $350,000 during 2004 and $445,000 during 2003. The decrease in minority interest in loss for the nine months was primarily attributable to improved operations at the South Bay Daily Grill.

We reported net loss of $199,000 for the third quarter and $253,000 for the nine months of 2004 as compared to net loss of $350,000 for the third quarter and $56,000 for the nine months in 2003.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 26, 2004 we had negative working capital of $1.2 million and a cash balance of $1.1 million compared to negative working capital of $0.7 million and a cash balance of $1.5 million at December 28, 2003.

Net cash provided by operations during the nine months ended September 26, 2004 totaled $839,000 compared to $369,000 during the nine months ended September 28, 2003. The increase in cash provided by operations primarily resulted from a increase in accounts payable due to increase in days outstanding during the 2004 period as compared to 2003 and collection of receivables that was partially offset by the loss for the current year period and other changes in working capital.

Net cash used in investing activities during the nine months ended September 26, 2004 totaled $1,834,000 compared to $81,000 provided by investing activities during the nine months ended September 28, 2003. Cash used in investing activities related primarily to the purchases of furniture, fixtures and equipment for the Bethesda Daily Grill ($1,318,000).

Net cash provided by financing activities during the nine months ended September 26, 2004 totaled $595,000 compared to $672,000 used in financing activities during the nine months ended September 28, 2003. Cash provided by financing activities during the current period related to tenant improvement allowances ($1,049,000), reductions in debt ($357,000), and distribution of profits to the minority investor in San Jose Grill, LLC ($147,000).

Financing Facilities. At September 26, 2004, the Company had a bank credit facility with $44,000 owing for equipment financing, a loan from a member of Chicago - The Grill on the Alley, LLC of $1.0 million, equipment loans of $0.2 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Bethesda Daily Grill was paid for through a $1.8 million tenant improvement allowance of which $1,049,000 was received during the nine months of 2004. This tenant incentive allowance has been recorded in other long-term liabilities and is being amortized against rent expense over the 15 year lease term.

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expired in October 2004. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000 and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. Interest is at the bank’s variable reference rate. Although we were in default of a covenant during the third quarter, the bank has granted us a waiver.

Operating Leases and Contractual Obligations. During the quarter ended March 28, 2004, we entered into a lease relating to a restaurant scheduled to open in the first quarter of 2005. Accordingly, at September 26, 2004, we were obligated under seventeen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $22.5 million over the life of those leases, with minimum annual rental payments of $3.1 million in 2004, $5.3 million between 2005 and 2006, $4.3 million between 2007 and 2008, and $9.8 million thereafter. With the exception of entering into the referenced lease, there were no material changes in our obligations under operating leases or other contracts during the nine months ended September 26, 2004 as compared to those described in the Company’s Form 10-K for the year ended December 28, 2003, as amended.

Commitments Relating to Managed Restuarants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 28, 2003, as amended. Developments with respect to those agreements and arrangements during the nine months ended September 26, 2004 include:

Pursuant to the obligation of the owner of the Portland Daily Grill to provide working capital advances of not less than $50,000 and not more than $150,000, after which the Company is required to make working capital advances, the owner had advanced $150,000 as of September 26, 2004.

The Company’s San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

Detailed information regarding the initial capital contributions to the LLCs, Preferred Returns for each LLC, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K for the year ended December 28, 2003, as amended. The following tables set forth a summary for each of the LLCs of (1) the distributions of capital to the Members and/or the Company during the nine months ended September 26, 2004, (2) the unreturned balance of the capital contributions of the Members and/or the Company at September 26, 2004, and the accrued but unpaid preferred returns due to the Members and/or the Company at September 26, 2004:

San Jose Grill LLC

Distributions of capital, preferred return and profit during the nine months ended September 26, 2004:	Members	$147,000
	Company	$148,000
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$0
	Company	$0
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$0

Chicago - Grill on the Alley LLC

Distributions of capital and note repayments during the nine months ended September 26, 2004:	Members (a)	$189,000
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,000,000
	Company	$0
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$0

The Grill on Hollywood LLC

Distributions of capital during the nine months ended September 26, 2004	Members	$0
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,200,000
	Company	$250,000
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$0
	Company	$88,000

South Bay Daily Grill (Continental Park LLC)

Distributions of capital during the nine months ended September 26, 2004:	Members	$0
	Company	$0
Unreturned Initial Capital Contributions at September 26, 2004:	Members	$1,000,000
	Company	$350,000
Accrued but unpaid Preferred Returns at September 26, 2004:	Members	$186,000
	Company	$65,000

a)	Distribution of capital and note repayments as of September 26, 2004 includes $91,000 of capital and loan and $98,000 of payments on interest and preferred return.

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

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 28, 2003, as amended. As of, and for the quarter ended, September 26, 2004, there have been no material changes or updates to the Company’s critical accounting policies other than the establishment of a workers compensation loss reserve.

Worker’s Compensation Loss Reserves

In the first quarter of 2004, the Company obtained a large deductible worker’s compensation policy for 2004. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors. The Company has reduced costs during the nine months ended September 26, 2004 by $44,000 resulting from savings of $175,000 due to lower premium costs net of the establishment of a loss reserve of $131,000.

Based on the Company’s review at September 26, 2004, the current loss reserve is adequate.

Recently Adopted Accounting Requirements

Effective December 29, 2003 (the first day of fiscal year 2004), the Company adopted the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” In light of the changes resulting from the recent restatement process, the Company has elected to retroactively adopt the provisions of FIN 46 so that the financial presentation in this Quarterly Report on Form 10-Q is more consistent with the presentation of the Company’s ongoing financial position and results of operations.

Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

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

In April 2004, the EITF reached final consensus on EITF 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128," which requires companies that have participating securities to calculate earnings per share using the two-class method. This method requires the allocation of undistributed earnings to the common shares and participating securities based on the proportion of undistributed earnings that each would have been entitled to had all the period's earnings been distributed. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004 and earnings per share reported in prior periods presented must be retroactively adjusted in order to comply with EITF 03-06. The Company adopted EITF 03-06 for the quarter ended June 30, 2004, however there has been no impact on the Company's financial statements as the preferred shares are not participating securities.

Certain Factors Affecting Future Operating Results

In addition to the opening of the new restaurants during 2004, the various factors described in the Company’s Annual Report on Form 10-K for the year ended December 28, 2003, as amended the following developments may impact future operating results and financial results.

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

Variable accounting, as required, for employee stock options resulted in substantial fluctuations in the Company’s compensation expense and accrued compensation based on movements in stock price during the nine months. As of July 30, 2004 the Company reverted to fixed accounting for options after the Board eliminated cashless exercise rights. As a result, except in specific circumstances where variable accounting is mandated, the Company will not recognize compensation expense in future periods at the time of the grant of options or on subsequent balance sheet dates based on fluctuations in the Company’s stock price.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its terminated non-revolving credit facility (the “Credit Facility”) and its new credit facility. There were no borrowings outstanding under the old Credit Facility at September 26, 2004. Borrowings under the old Credit Facility, which terminated in October 2004, bear interest at the lender’s reference rate plus 0.25%. Borrowings under the new Credit Facility bear interest at the bank’s variable reference rate. There was $44,000 owing for equipment leases under the new credit facility at September 26, 2004. A hypothetical 1% interest rate change would not have a material impact on the Company’s results of operations.

Item 4.	Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

During the review of our first quarter 2004 financial statements, the Company was informed by its independent accountants that, our stock option plans which had been accounted for using fixed accounting should have been accounted for using variable accounting. After re-evaluation of our accounting practices for stock options, our management determined to restate our consolidated financial statements as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003 and 2002. During this restatement process, we also elected to make other miscellaneous corrections which were previously identified but passed upon due to their immaterial impact on our consolidated financial statements. During the review of our second quarter 2004 financial statements, the Company's independent accountants informed the Company that (i) the Company's accounting for its joint ventures including loss allocations, guarantees of returns, consolidation decisions and initial adoption of FIN 46 was incorrect, (ii) reimbursed costs related to management agreements should be presented on a grossed-up basis as both revenue and expense, and (iii) the accounting for certain equity awards needed to be adjusted. These instances were considered to be material weaknesses in the selection and application of accounting principles and policies. After re-evaluation of our accounting practices for joint ventures, reimbursed costs and equity awards, our management determined to restate our consolidated financial statements again as of and for the year ended December 28, 2003 and for the first three quarters of fiscal 2003 and 2002 as well as the first quarter ended March 28, 2004.

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

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. As of this time the suit has not been filed in Los Angeles County. The plaintiff alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. Discovery is currently continuing in these matters. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks and intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description

31.1	Section 302 Certification of CEO
31.2	Section 302 Certification of CFO
32.1	Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Robert Spivak	President and Chief	November 9, 2004
Robert Spivak	Executive Officer

/s/ Philip Gay	Executive Vice President	November 9, 2004
Philip Gay	and Chief Financial Officer

