Form 10-K
period 2004-12-26
GRILL CONCEPTS INC
filed 2005-05-23
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K

(MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 26, 2004

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                to                .
                                       --------------    ---------------

                          Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             13-3319172
     -------------------------------     ---------------------------------------
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

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the NASDAQ Small-Cap Market, as of the close of business June 30, 2004 was approximately $7,240,000.

     Number of shares outstanding of the registrant's common stock, $.00004 par value, as of April 11, 2005: 5,650,146 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None

                                TABLE OF CONTENTS

PART  I                                                                     Page
                                                                            ----

     ITEM 1.     BUSINESS                                                      3
     ITEM 2.     PROPERTIES                                                   16
     ITEM 3.     LEGAL PROCEEDINGS                                            16
     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                 EQUITY SECURITIES                                            16
     ITEM 6.     SELECTED FINANCIAL DATA                                      17
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                18
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                            39
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  39
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                 ON ACCOUNTING AND FINANCIAL DISCLOSURE                       40
     ITEM 9A.    CONTROLS AND PROCEDURES                                      40
     ITEM 9B.    OTHER INFORMATION                                            42

PART III

     ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT          42
     ITEM 11.     EXECUTIVE COMPENSATION                                      44
     ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT AND RELATED STOCKHOLDER MATTERS                  46
     ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS              47
     ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES                      49

PART IV

     ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES                  49

                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 38 of this Form 10-K.

ITEM 1.   BUSINESS

     Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company", "we", "our", or "us", means Grill Concepts, Inc., a Delaware corporation and its subsidiaries.

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

     At December 26, 2004, we owned and operated fifteen restaurants and managed or licensed eight additional restaurants. Eleven Daily Grill restaurants and four The Grill on the Alley restaurants are owned and operated, six Daily Grill restaurants are managed and we license two Daily Grill restaurants. With the exception of three The Grill on the Alley restaurants, and two Daily Grill restaurants that are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants, which were owned and operated at December 26, 2004, were solely owned and operated by us.

     In 2001 we entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of additional restaurants in those markets.

     During 2004, we continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties, and non-hotel based restaurants, in strategic markets throughout the United States.

     During 2004 we opened two restaurants consisting of (1) a 100% owned Daily Grill, not covered by the Starwood alliance, opened in January 2004 in the Hyatt Bethesda Hotel in Bethesda, Maryland and (2) a managed Daily Grill restaurant, not subject to the Starwood alliance, opened in November 2004 in the Hilton Hotel in Long Beach, California.

     In March 2005, we opened a 100% owned Daily Grill in an office park in Santa Monica, California.

     The following table sets forth unaudited restaurant count information for all restaurants.

                                                        2004     2003
                                                        ----     ----
Number of restaurants:
     Daily Grill restaurants:
          Company  Restaurants:
               Beginning  of  year                        10        9
               Restaurant  opening                         1        1
               Restaurant  closings                        -        -
                                                        ----     ----
               End  of  year                              11       10

          Managed  or  Licensed  Restaurants:
               Beginning  of  year                         7        6
               Restaurant  openings                        1        1
                                                        ----     ----
               End  of  year                               8        7

          Total  Daily  Grill  restaurants:
               Beginning  of  year                        17       15
               Restaurant  openings                        2        2
               Restaurants  closed  or  sold               -        -
                                                        ----     ----
               End  of  year                              19       17
                                                        ====     ====

     Grill restaurants:
          Company  Restaurants:
               Beginning  of  year                         4        4
               Restaurant  openings                        -        -
                                                        ----     ----
               End  of  year                               4        4

          Total  Grill  restaurants:
               Beginning  of  year                         4        4
               Restaurant  openings                        -        -
                                                        ----     ----
               End  of  year                               4        4
                                                        ====     ====

     Other restaurants:
          Company  Restaurants:
               Beginning  of  year                         -        -
               Restaurants  closed  or  sold               -        -
                                                        ----     ----
               End  of  year                               -        -

          Managed or Licensed Restaurants:
               Beginning  of  year                         1        1
               Restaurant  closings                       (1)       -
                                                        ----     ----
               End  of  year                               -        1

          Total  Other  restaurants:
               Beginning  of  year                         1        1
               Restaurants  closed  or  sold              (1)       -
                                                        ----     ----
               End  of  year                               -        1
                                                        ====     ====

     Total restaurants:
               Beginning  of  year                        22       20
               Restaurant  openings                        2        2
               Restaurants  closed  or  sold              (1)       -
                                                        ----     ----
               End  of  year                              23       22
                                                        ====     ====

The following table sets forth unaudited per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2004 and 2003 by restaurant concept for owned restaurants ("Company Restaurants"):

                                                         2004          2003
                                                      ----------    ----------
Weighted average weekly sales per restaurant:
     Daily Grill restaurants:
          Company  Restaurants                       $    57,757   $    58,052
     Grill restaurants:
          Company  Restaurants                       $    77,545   $    75,971

Change in comparable restaurant sales:
     Daily Grill restaurants
          Company  Restaurants                               4.6%         4.9%
     Grill restaurants
          Company  Restaurants                               2.1%         8.1%

Total sales:
     Daily Grill                                     $33,809,000   $30,056,000
     Grill                                            16,129,000    15,802,000
                                                      ----------    ----------
     Total consolidated sales                        $49,938,000   $45,858,000
                                                      ==========    ==========

We also earn management and license fee revenue based on a percentage of gross sales at restaurants under management and under licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported gross sales at these restaurants. The gross sales of managed and licensed restaurants are not included in our statements of operations. However, we consider the disclosure of these gross sales to be a key indicator of brand strength and important to understanding how changes in gross sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

                                                     2004              2003
                                                 -------------     -------------
     Gross  Sales
          Managed  Daily  Grills                   $16,382,000       $13,256,000
          Licensed  Daily  Grills                    8,003,000         8,773,000
                                                 -------------     -------------
                                                   $24,385,000       $22,029,000
                                                 =============     =============

     Management  and  license  fees                $1,282,000        $ 1,037,000
                                                 ============     ==============
          Percent  of  gross  sales                       5.3%              4.7%

RESTAURANT CONCEPTS

- DAILY GRILL RESTAURANTS

     Background. At December 26, 2004, we, through our subsidiaries, GCI and Grill Concepts Management, Inc., owned and operated, managed or licensed eleven Daily Grill restaurants in Southern California, four Daily Grill restaurants in the Washington, D.C./Virginia market, one Daily Grill restaurant in Skokie, Illinois, one Daily Grill restaurant in San Francisco, California, one Daily Grill restaurant in Houston, Texas and one Daily Grill in Portland, Oregon. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly
Hills.  See "-- The Grill on the Alley."   The Grill on the Alley was founded by
Robert Spivak, Michael Weinstock and Richard Shapiro (the founders of GCI) in the early 1980's to offer classic American foods in the tradition of the classic American dinner house. After successfully operating The Grill on the Alley for a number of years, in 1988, Messrs. Spivak, Weinstock and Shapiro decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

     Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial properties. At December 26, 2004, nineteen Daily Grill restaurants were in operation, eight of which were 100% owned by us and located in shopping malls and other commercial properties, one of which is 100% owned by us and located in a hotel, one of which was 50% owned and located in Universal CityWalk, California, one of which was 50.1% owned by us and located in an office park, six of which were managed by us and located in hotels and two of which were licensed restaurants.

     Daily Grill locations which are opened, or are scheduled to open in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

                                                            Ownership
                                         Opened or          Interest,
                                         Scheduled          Licensed or
Location                                 Opening            Managed
--------                                 -------            -------
Brentwood, California                    September 1988     100%
Los Angeles, California                  April 1990         100%
Newport Beach, California                April 1991         100%
Studio City, California                  August 1993        100%
Palm Desert, California                  January 1994       100%
Irvine, California                       September 1996     100%
Los Angeles International Airport        January 1997       Licensed
Washington, D.C.                         March 1997         100%
Tysons Corner, Virginia                  October 1998       100%
Burbank, California (Hilton Hotel)       January 1999       Managed
Washington, D.C. (Georgetown Inn)        April 1999         Managed
Universal CityWalk, California           May 1999           50%
Skokie, Illinois (DoubleTree Hotel)      September 2000     Licensed
San Francisco, California
  (Handlery Union Square Hotel)          February 2002      Managed
Houston, Texas (Westin Galleria)         July 2002          Managed
El Segundo (South Bay), California       January 2003       50.1%
Portland, Oregon (Portland Westin)       September 2003     Managed
Bethesda, Maryland (Hyatt Hotel)         January 2004       100%
Long Beach, California (Hilton Hotel)    November 2004      Managed
Santa Monica, California                 March 2005         100%
Downtown Los Angeles, California         2nd Quarter 2005   58.4%

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

     Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased, operated pursuant to a partnership, a joint venture, a license arrangement, or a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. The site selection process for hotel-based restaurants is the responsibility of Hotel Restaurant Properties, Inc. ("HRP"), which identifies suitable locations and negotiates leases, license or management agreements for those properties. See "-- Hotel Property Agreement" and " Certain Relationships and Related Transactions".

     Existing non-hotel based Daily Grill restaurants range in size from 3,750 to 7,000 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 100 and 250 persons. Our costs for existing non-hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $325 per foot per restaurant, less tenant improvement allowances.

     Existing hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 252 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Our portion of opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $64,000 to $513,000 per restaurant.

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

     Entrees range in price, subject to regional differences, from $8.95 for a hamburger to $23.95 for a char-broiled New York steak with all the trimmings. The average lunch check is $17.00 per person and the average dinner check is $26.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 26, 2004, food and non-alcoholic beverage sales constituted approximately 85% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 15%.

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

     Atmosphere and Service. Most Daily Grill restaurants are open for lunch and dinner seven days a week and for Sunday brunch. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters for singles to feel comfortable. A number of the Daily Grill restaurants have private dining rooms
for banquets or additional seating.   Each restaurant emphasizes the quality and
freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level". Reservations are accepted but not required.

      Attention to detail and quality of decor is carried through to the professional service. All Daily Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Daily Grill employee is taught that at the Daily Grill "the guest is always right." The Daily Grill's policy is to accommodate all reasonable guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that our philosophy of guest service is adhered to, all Daily Grill employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in our procedures and policies but in every aspect of Daily Grill operations. Our policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just over 66% per year for all employees, considerably below the industry average which management believes to be approximately 125%.

     We believe that the familiarity and feeling of comfort, which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the Daily Grills which have been open for over a year repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

THE GRILL ON THE ALLEY

     Background. At December 26, 2004, we, through our subsidiary, GCI, owned and operated four The Grill on the Alley restaurants ("Grill"), one in Beverly Hills, California, one in San Jose, California, one in Chicago, Illinois and one in Hollywood, California, named The Grill on Hollywood.

     The original Grill is a fine dining Beverly Hills restaurant, which opened in 1984 and served as the model for the Daily Grill restaurants. The Grill is set in the traditional style of the old-time grills of New York and San Francisco, with black-and-white marbled floors, polished wooden booths and deep green upholstery. In 1995, the Grill was inducted into Nation's Restaurant News' Fine Dining Hall of Fame and was described by W Magazine as "home of the quintessential Beverly Hills power lunch." The Grill offers five-star American cuisine and uncompromising service in a comfortable, dignified atmosphere.

     In April of 1996, we acquired the original Grill from a partnership, the managing partner of which was controlled by our then principal shareholders and directors.

     Restaurant Sites. At December 26, 2004, we operated four Grill restaurants, two of which are non-hotel based facilities and two of which are hotel-based facilities.

     Grill locations opened in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:

                                                           Ownership Interest
     Location                                  Opened          or Managed
     --------                                  ------          -- -------

     Beverly  Hills,  California               January  1984      100.00%
     San Jose, California (Fairmont Hotel)     May 1998            50.05%
     Chicago,  Illinois  (Westin  Hotel)       June  2000          60.00%
     Hollywood,  California                    November  2001      51.00%

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

     Hotel based Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by us, operated pursuant to a partnership, a joint venture arrangement, or a management agreement. As with freestanding (non hotel based) restaurants, site selection is viewed as critical to success and, accordingly, significant effort is exerted to assure that each site selected is appropriate.

     The Beverly Hills based Grill restaurant is approximately 4,300 square feet of which approximately 35% is devoted to kitchen and service areas and seats 120 persons. The Hollywood based Grill restaurant is approximately 5,600 square feet of which approximately 36% is devoted to kitchen and service areas and seats 200 persons.

     The San Jose based Grill restaurant is approximately 8,000 square feet of which approximately 38% is devoted to kitchen and service areas and seats 280 persons. The Chicago based Grill restaurant is approximately 8,500 square feet, of which approximately 35% is devoted to kitchen and service areas, and seats more than 300 guests.

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

     Entrees range in price from $13.25 for a cheeseburger to $36.75 for a prime porterhouse steak. The average lunch check is $29.00 per person and the average dinner check is $59.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 26, 2004, food and non-alcoholic beverage sales constituted approximately 71% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 29%.

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

      Attention to detail and quality of decor is carried through to the professional service. All Grill employees are trained to treat each person who visits the restaurant as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each Grill employee is taught that "the guest is always right." The Grill's policy is to accommodate all reasonable guest requests, ranging from substitutions of menu items to take-out orders.

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

OTHER RESTAURANT ACTIVITIES

     In addition to owning and operating Daily Grills and The Grills, we, at December 26, 2004, also provided management services for Daily Grill restaurants at the Burbank Hilton, the Georgetown Inn, the Handlery Hotel, the Westin Galleria, the Portland Westin and the Long Beach Hilton and had granted licenses to operate a Daily Grill at LAX and a Daily Grill at the DoubleTree Hotel in Skokie, Illinois. Under the terms of our management agreements, we are responsible for all aspects of the restaurant's operation for which we earn a fee, however, we have no ownership in the restaurant. We are liable for all debts and obligations that we incur on behalf of the managed outlets including payroll and related costs of the restaurant staff who are our employees. All such costs are included as expenses in our statements of operations and we also record revenue for those costs that are reimbursed by the restaurants.

HOTEL PROPERTY AGREEMENT

     In order to facilitate our efforts to open restaurants on a large scale basis in hotel properties, in August of 1998, we entered into the Hotel Property Agreement with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP has agreed to assist us in locating suitable hotel locations for the opening of our restaurants. HRP is considered a related party as one of its owners is a family member of a director and preferred stock holder. In May 11, 1999 the HRP agreement was amended under the same terms and conditions except that it is now 100% owned by the family member. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. We will, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. We may advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day-to-day operations of each Managed Outlet. From the gross management fee, we are entitled to receive a base overhead fee equal to $1,667 per month per Managed Outlet. The remaining fee income, less any expenses and after repayments required on Manager Loans from each Managed Outlet, are allocated 75% to us and 25% to HRP.

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

     The operating agreement between HRP and GCI contains a clause whereby, HRP has the right to cause GCI to purchase HRP (the put option) at any time there is a change in control or after May 2004 subject to certain conditions and at the same time, GCI has the right to purchase HRP (the call option) after May 2004 subject to certain conditions. The purchase is governed by the following terms:

     The Agreed Purchase Price ("APP") (principally paid in stock) under the put or call option will be 25% multiplied by 10 (Multiple) times the Operating Income of HRP (Gross Receipts for the prior twelve months less Operating Expenses which are averaged over a five year period), with certain allowed exclusions from Operating Income minus the principal balance of any outstanding
loans (with certain allowed exclusions) to HRP.   Under the Put Option the
Multiple may change if 87.5% multiplied by the Closing Price of the Company's Common Stock divided by EBITDA per share is less than 10. If the Company sells assets or stock to certain third parties introduced to GCI by HRP which causes a Change in Control, then purchase price will be the greater of: (A) $3,000,000 or
(B) the APP not to exceed $4,500,000.

RESTAURANT MANAGEMENT SERVICES

     Restaurant management services include overseeing the design, development, construction, equipping, furnishing and operation of the restaurant. Once the restaurant is open to the public, the manager is responsible for rendering and performing all services in connection with the operation of the restaurant. Those services include employing, training and supervising personnel, purchasing and maintaining adequate inventory, etc.

     In May 1998, pursuant to the Hotel Property Agreement with HRP (see below), we began providing management services for a restaurant in the Burbank Hilton Hotel. The restaurant was converted from its former concept to a Daily Grill in January 1999. Pursuant to our management agreement with the hotel, we invested $500,000 for conversion of the restaurant to a Daily Grill and are responsible for management and supervision of the restaurant. We, with HRP, are entitled to a management fee equal to 8.5% of the gross receipts of the restaurant. Additionally, we, with HRP, are entitled to 30% of the annual profits of the restaurant in excess of a base amount increased annually by the CPI.

     In March 1999, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Georgetown Inn.
Pursuant to our management agreement with the hotel, we were not required to invest in the restaurant but we are responsible for management and supervision of the restaurant. We, with HRP, are entitled to a management fee equal to 8% of the gross receipts of the restaurant. Additionally, we, with HRP, are entitled to 30% of the annual profits of the restaurant.

     In February 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Handlery Hotel in San Francisco. Pursuant to our management agreement with the hotel, we contributed $331,000 to the restaurant which was expensed through reimbursed costs in 2002 and 2003. We, with HRP, are entitled to a management fee equal to 6% of gross receipts of the restaurant. Additionally, we, with HRP, are entitled to 25% of the net income of the restaurant.

     In July 2002, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Westin Galleria in Houston, Texas. Pursuant to our management agreement with the hotel, we advanced the restaurant $64,000 which was repaid out of net income available for distribution in May 2003. We, with HRP, are entitled to a management fee equal to 5% of gross receipts of the restaurant. Additionally, we, with HRP, are entitled to 35% of the annual profits of the restaurant after working capital requirements are satisfied.

     In September 2003, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Portland Westin in Portland, Oregon. We were not required to invest in the restaurant. We, with HRP, are entitled to a management fee of 5% of gross receipts of the restaurant and 35% of annual profit after working capital requirements are
satisfied.   Due to the slow start at this restaurant we have not received any of the management fees earned and therefore have reserved for them 100%.

     In November 2004, pursuant to the Hotel Property Agreement, we began providing management services for a Daily Grill restaurant at the Long Beach Hilton in Long Beach, California. We were not required to invest in the restaurant. We, with HRP, are entitled to a management fee of 6% of gross receipts of the restaurant guaranteed by the owner to be no less than $150,000 per year subject to certain cancellation rights after two years. We, with HRP, are also entitled to an incentive fee of 35% of the annual profits of the restaurant.

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

     Pursuant to the terms of the License Agreement, we are entitled to receive license fees in an amount equal to 2.5% of the first $5 million of annual revenues from the restaurant and 4% of annual revenues in excess of $5 million.

     San Jose City Bar and Grill. In conjunction with our entry into the hotel restaurant market and pursuant to the Hotel Property Agreement, in May 1998, we began providing management services at the City Bar & Grill at the San Jose Hilton. In September 2002 the agreement relating to our management of the City Bar and Grill was converted to a license agreement under which we, with HRP, were entitled to receive license fees equal to the greater of $2,500 per month
or 1.5% on sales.   In 2004 the agreement was terminated.

     Skokie Daily Grill. In September 2000, pursuant to the Hotel Property Agreement, a licensed Daily Grill restaurant was opened in the DoubleTree Hotel in Skokie, Illinois. Under the terms of the license, the hotel operator paid all costs to build and open the restaurant and we, with HRP, are entitled to a license fee equal to the greater of $65,000 increased by 4% per year or 2% of sales per year.

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

     Our future expansion efforts are expected to concentrate on (1) expansion into new markets through a combination of Company owned restaurants and the establishment of hotel based restaurants pursuant to the Hotel Property Agreement, and (2) expansion within existing markets through the opening of non-hotel based restaurants. With the assistance of HRP, we expect to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a market presence in a market, we intend to construct and operate clusters of restaurants within those markets. Management intends to limit the construction and operation of Grill restaurants to one restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

     At December 26, 2004, we operated non-hotel based Daily Grill and Grill restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. In March 2005, we opened a non-hotel based Daily Grill in Santa Monica, California and we plan to open a non-hotel based Daily Grill in downtown Los Angles, California in the second quarter of 2005. Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March 2005, negotiations are under way for several sites, however no definitive site had been identified for future construction of restaurants. Management anticipates that the cost to open additional Daily Grill and Grill restaurants will average $325 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which we pursue expansion.

     At December 26, 2004, hotel based Daily Grill restaurants were operated under management or licensing agreements in Southern California, Washington, D.C., Skokie, Illinois, San Francisco, California, Houston, Texas, and Portland, Oregon and hotel based Grill restaurants were operated in San Jose, California and Chicago, Illinois. We, and HRP, are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment on our part may vary widely. We opened a hotel-based company owned Daily Grill restaurant in Bethesda, Maryland in January 2004 and a hotel-based managed restaurant in Long Beach, California in November 2004.

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

RESTAURANT MANAGEMENT

     We strive to maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. We believe that our concept and high sales volume enable us to attract quality, experienced restaurant management and hourly personnel. We have experienced a relatively low turnover at every level at its Daily Grill and Grill restaurants. See "-- Daily Grill Restaurants" above.

     Each Daily Grill and Grill restaurant, including both free standing and hotel-based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately seven years experience in the restaurant industry and three years with us. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to our Vice President of Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 77 employees.
Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     We maintain financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated
with centralized accounting and management information systems.   Inventory,
expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as corporate management, receives these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control. Financial management and accounting policies and procedures are developed and maintained by our Corporate Controller, Director of Information Systems, and Chief Financial Officer.

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

PURCHASING

     We have developed proprietary recipes for substantially all the items served at our Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by our Vice President-Purchasing. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with the exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, we work with outside suppliers to produce a limited number of selected proprietary items such as salad dressings, soups and seasoning combinations.

     We utilize our point-of-sale computer system to monitor inventory levels and sales, then order food ingredients daily based on such levels. We employ contract purchasing in order to lock in food prices and reduce short-term exposure to price increases. Our Vice President-Purchasing establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Senior Vice President - Culinary in conjunction with our team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

     Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and The Daily Grill have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill name before the public. Such activities include media advertising, direct mail promotions, a birthday club, as well as holiday and special interest events. We also support and participate in local charity campaigns. These activities are managed by a full time Director of Marketing. A toll free phone-in guest survey is utilized to gather guest feelings on their dining experience. During 2004, expenditures for advertising and promotion were approximately 0.9% of total revenues.

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

EMPLOYEES

     We, and our subsidiaries, employ approximately 1,408 people, 35 of whom are corporate personnel and 124 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of our employees, approximately 40% are full-time employees, with the remainder being part-time employees.

     Management believes that its employee relations are good at the present
time.   An anonymous employee survey is taken each year and the results are disseminated to keep corporate and restaurant management aware of the level of employee satisfaction.

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

     Our executive offices are located in 5,000 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in May 2007.

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

     In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles County in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The Company filed a motion to dismiss several of the claims, which is scheduled to be argued in court in May 2005. Concurrently, discovery is continuing in these matters and we intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

     In November 2004, a sexual harassment case was filed against the Company in Superior Court of California of Los Angeles. We filed a motion to dismiss and the case was dismissed with the plaintiff having the right to re-file. The plaintiff re-filed the case. We filed a second motion to dismiss in March 2005 as we believe the suit is unfounded.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of our stockholders through the solicitation of proxies, or otherwise, during the fourth quarter of our fiscal year ended December 26, 2004.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL". The following table sets forth the high and low bid price per share for our common stock for each quarterly period during the last two fiscal years:

                                High      Low
                               -----     -----

2003  -     First  Quarter     1.620     0.830
            Second Quarter     2.850     1.050
            Third Quarter      2.950     2.010
            Fourth Quarter     2.900     1.940

2004 -      First Quarter      3.650     2.460
            Second Quarter     3.440     1.800
            Third Quarter      2.960     1.550
            Fourth Quarter     2.530     1.450

     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At April 11, 2005, the closing bid price of our Common Stock was $2.75.

     As of April 11, 2005, there were approximately 1,200 holders of record of our Common Stock.

     We have never declared or paid any cash dividend on our Common Stock and do not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

     The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The financial results for fiscal years 2003, 2002, 2001 and 2000 have been restated. See footnote 1 to the consolidated financial statements for the impact of the restatement on the 2003 and 2002 results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the impact of the restatement on 2001 and 2000. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements included elsewhere herein.


                                                                 Fiscal Year Ended December
                                                 -------------------------------------------------------------
                                                    2004         2003         2002        2001         2000
                                                 ---------     --------    ---------   ---------     ---------
                                                               Restated     Restated     Restated     Restated
                                                                   (In thousands except per share data)
Statement of Operations Data:
  Sales                                           $ 49,938     $ 45,858     $ 41,826     $ 45,022     $ 45,454
  Reimbursed managed outlet operating expenses      12,439        9,728        7,270        3,594        3,510
  Management and license fees                        1,282        1,037          901          771          957
                                                 ---------     --------    ---------   ---------     ---------
   Total revenues                                   63,659       56,623       49,997       49,387       49,921

Operating expenses:
  Cost of sales                                     14,465       13,274       11,927       12,915       13,605
  Restaurant operating expenses                     30,552       28,050       25,649       27,100       27,272
  Managed outlet operating expenses                 12,439        9,772        7,557        3,594        3,510
  General and administration                         4,472        3,696        3,426        3,381        3,142
  Depreciation and amortization                      2,005        1,816        1,868        1,838        1,655
  Pre-opening costs                                    167          182           69          199          330
  Gain on sale of assets                                (2)         (11)         (71)        (225)           -
  Unusual charges                                        -            -            -            -           73
                                                 ---------     --------    ---------   ---------     ---------
Total                                               64,098       56,779       50,425       48,802       49,587

  Income (loss) from operations                       (439)        (156)        (428)         585          334
  Interest expense, net                               (272)        (331)        (364)        (564)        (580)
                                                 ---------     --------    ---------   ---------     ---------
  Income (loss) before taxes and minority
    interest                                          (711)        (487)        (792)          21         (246)
  Provision for income taxes                           (65)         (89)         (37)         (65)         (14)
  Minority interest                                    814          704          422          110          (59)
                                                 ---------     --------    ---------    ---------     ---------

Net income (loss)                                       38          128         (407)         66           (319)
                                                 ---------     --------    ---------    ---------     ---------

  Preferred dividends accrued                          (50)         (50)         (50)        (50)           (50)
                                                 ---------     --------    ---------    ---------     ---------

Net income (loss) applicable to
  common stock                                     $   (12)     $     78   $    (457)   $      16      $  (369)
                                                 =========     =========    =========    =========     =========

Net income (loss) per share applicable
    to common stock:
  Basic                                            $  0.00     $    0.01    $   (0.08)   $    0.00     $  (0.09)
                                                 =========     =========    =========    =========     =========
  Diluted                                           $ 0.00     $    0.01    $  ( 0.08)   $    0.00     $  (0.09)
                                                 =========     =========    =========    =========     =========

Weighted average shares outstanding
  Basic                                          5,608,541     5,537,071     5,537,071     4,776,741   4,104,360
                                                 =========     =========    =========    =========     =========
  Diluted                                        5,608,541     5,640,842     5,537,071     4,776,741   4,104,360
                                                 =========     =========    =========    =========     =========

                                                                 Fiscal Year Ended December
                                                 -------------------------------------------------------------
                                                    2004         2003         2002        2001         2000
                                                 ---------     --------    ---------   ---------     ---------
                                                               Restated     Restated     Restated     Restated
                                                                  (In thousands except per share data)
Balance Sheet Data:
  Working capital surplus (deficit)               $    209      $   378   $   (1,045)   $   (628)     $(2,702)
  Total assets                                      19,749       17,047       16,579      17,321       16,069
  Long-term debt, less
     current portion                                   977        1,254        1,743       2,371        3,842
  Stockholders' equity                               3,830        3,744        3,616       4,023        1,866

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 38 of this Form 10-K.

GENERAL

     Grill Concepts develops, owns and operates casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley." Additionally, we manage or license other restaurant properties.

     Our revenues are derived from sales at company-owned restaurants, management and license fees from restaurants managed or licensed by us and reimbursements of operating expenses of managed outlets.

     During the fiscal year ended December 26, 2004, we owned and operated, for the full fiscal year, thirteen restaurants (ten Daily Grill and four Grill restaurants), including two Daily Grill and three Grill restaurants owned in partnership with third parties. During fiscal 2004, we also operated one fully owned Daily Grill that opened in January.

     Also during fiscal 2004, we managed or licensed, for the full fiscal year, six Daily Grill restaurants. During fiscal 2004, we commenced management of one Daily Grill that opened in November and terminated our license relating to the San Jose City Bar and Grill.

     During the fiscal year ended December 28, 2003, we owned and operated, for the full fiscal year, thirteen restaurants (nine Daily Grill and four Grill restaurants), including one Daily Grill and three Grill restaurants owned in partnership. During 2003, we also operated one Daily Grill that opened in January and is owned in partnership.

     Also during fiscal 2003, we managed or licensed, for the full fiscal year, seven restaurants (six Daily Grill and one City Bar and Grill restaurant). During fiscal 2003, we commenced management of one Daily Grill that opened in September.

     Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 73% of combined 2004 sales were food and 27% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     Management and license fee revenues are derived from individually negotiated arrangements by which we manage restaurants on behalf of third parties or license to third parties the right to operate Daily Grill restaurants. Management and license fees are primarily influenced by the number of management and license arrangements in place, the negotiated management or license fee and the revenues of the managed or licensed restaurants. Management and license fees typically range from five to eight percent of gross sales of the subject restaurants.

     Revenues derived from reimbursement of operating expenses of managed outlets relate to contractual undertakings relating to managed restaurants wherein we assume responsibility for some or all operating expenses of managed restaurants and the restaurant owner undertakes to reimburse all of those expenses. Pursuant to the guidance of EITF 01-14 and EITF 99-19, we are considered to be the primary obligor with respect to the reimbursed expenses and, as such, report the reimbursed expenses as revenues with the expenses being reported as "Reimbursed Costs" under operating expenses.

     Expenses are comprised primarily of cost of food and beverages, restaurant operating expenses, including payroll, rent and occupancy costs and reimbursed costs. Our largest expenses are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at our restaurants. Restaurant operating expenses consist primarily of wages paid to part-time and full-time employees, rent, utilities, insurance and taxes. Reimbursed costs are costs incurred on behalf of managed restaurants that are reimbursable by the managed restaurant. We typically analyze these costs as a percentage of restaurant sales, not total revenues.

     In addition to restaurant operating expenses, we pay certain general and administrative expenses that relate primarily to operation of our corporate offices. Corporate office general and administrative expenses consist primarily of salaries of officers, management personnel and clerical personnel, rent, legal and accounting costs, travel, insurance and office expenses.

RESTATEMENT OF FINANCIAL STATEMENTS

     The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding lease accounting issues. As a result of our review, the Company has revised its accounting for leases in 2004 and restated its historical financial statements as of December 28, 2003 and for each of the two years in the period then ended, as well as the historical financial data as of and for the fiscal years 2001 and 2000 and the 2003 and 2004 quarterly financial data, to correct for these errors in its lease accounting. The Company has also corrected the accounting for complimentary meals and promotional activities as part of this restatement process.

     Historically, the Company recognized straight-line rents and amortized lessor lease incentives using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, the Company should have recognized rent expense (net of the related lessor lease incentive amortization) on a straight-line basis over the term of the lease as defined in SFAS No. 13 which begins on the later of when the Company had access to the site or the lease is executed. The impact of correctly calculating rent expense and lessor lease incentive amortization was to increase restaurant operating expenses and decrease general and administrative expenses by $117,000 and $1,000, respectively, for fiscal year 2003, to decrease restaurant operating expenses and general and administrative expenses by $61,000 and $4,000, respectively, for fiscal year 2002, to decrease restaurant operating expenses and general and administrative expenses by $135,000 and $18,000, respectively, for fiscal year 2001, and to increase restaurant operating expenses and decrease general and administrative expenses by $32,000 and $80,000, respectively, for fiscal year 2000. The Company also increased other current assets by $1,116,000 and $228,000 in fiscal years 2003 and 2002, respectively, to recognize a receivable for tenant improvement allowances to be received, increased fixed assets by $272,000 in fiscal year 2002 to recognize additional construction in progress and increased long-term liabilities by $2,862,000, $2,129,000, $1,694,000 and $1,849,000 for deferred rent and lease incentives, to properly reflect the correct lease accounting in each of the fiscal years 2003, 2002, 2001 and 2000, respectively.

     In closing the 2004 books and records, the Company also reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The Company has revised the amortization period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $70,000, $69,000, $76,000 and $15,000 in fiscal years 2003, 2002, 2001, 2000, respectively.

     A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46R. As discussed in the footnotes to the consolidated financial statements the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased/(decreased) the amount of loss allocated to the minority interests by $256,000, $6,000 and ($16,000) in fiscal years 2003, 2002 and 2001, respectively, and increased the amount of income allocated to the minority interests by $22,000 in fiscal year 2000.

     During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue at the full retail price of each item with a corresponding increase in operating expense is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated the complimentary portion of meals and promotional activities from revenues and operating expenses. As a result of these adjustments, revenue and expenses were decreased by $1.7 million, $1.5 million, $1.5 million and $1.4 million in fiscal years 2003, 2002, 2001 and 2000, respectively. These adjustments have no impact on previously reported net income.

     The individual per share impact of each adjustment noted above was not considered material. The overall impact on earnings per share is shown below in the tables that follow.

     The above revisions impacted the balance sheets, statements of operations and statements of cash flows for each of the fiscal years 2000 to 2003. The impact of all the above is as follows:

          The following table reflects the effects of the restatement on the Consolidated Balance Sheet:

                                            DECEMBER 28, 2003
                                          As previously reported        Restated
          Prepaid  expenses  and  other
            current  assets               $     612,000           $   1,728,000
          Total  current  assets              3,931,000               5,047,000
          Furniture, equipment and
            improvements, net                11,061,000              10,988,000
          Total  Assets                      16,005,000              17,047,000
          Other Long Term Liabilities         2,734,000               5,596,000
          Total  Liabilities                  8,657,000              11,519,000
          Minority  Interest                  2,058,000               1,784,000
          Accumulated  Deficit               (8,311,000)             (9,857,000)
          Total  Stockholders  Equity         5,290,000               3,744,000
          Total Liabilities & Equity         16,005,000              17,047,000

                                            DECEMBER 29, 2002
                                          As previously reported        Restated
          Prepaid  expenses  and  other
            current  assets               $     532,000           $     760,000
          Total  current  assets              3,285,000               3,513,000
          Furniture,  equipment  and
            improvements,  net               11,088,000              11,356,000
          Total  Assets                      16,083,000              16,579,000
          Other Long Term Liabilities         1,739,000               3,868,000
          Total  Liabilities                  8,040,000              10,169,000
          Minority  Interest                  2,811,000               2,794,000
          Accumulated  Deficit               (8,369,000)             (9,985,000)
          Total  Stockholders  Equity         5,232,000               3,616,000
          Total Liabilities & Equity         16,083,000              16,579,000

                                            DECEMBER 30, 2001
                                          As previously reported        Restated
          Furniture,  equipment  and
            improvements,  net            $  11,687,000           $  11,752,000
          Total  Assets                      17,256,000              17,321,000
          Other Long Term Liabilities         1,864,000               3,558,000
          Total  Liabilities                  9,259,000              10,953,000
          Minority  Interest                  2,356,000               2,345,000
          Accumulated  Deficit               (7,960,000)             (9,578,000)
          Total  Stockholders  Equity         5,641,000               4,023,000
          Total Liabilities & Equity         17,256,000              17,321,000

                                            DECEMBER 28, 2000
                                          As previously reported        Restated
          Furniture,  equipment  and
            improvements,  net            $  12,230,000           $  12,372,000
          Total  Assets                      15,927,000              16,069,000
          Other Long Term Liabilities         1,960,000               3,809,000
          Total  Liabilities                 10,940,000              12,789,000
          Minority  Interest                  1,441,000               1,414,000
          Accumulated  Deficit               (7,964,000)             (9,644,000)
          Total Stockholders Equity           3,546,000               1,866,000
          Total Liabilities & Equity         15,927,000              16,069,000

The following table reflects the effects of the restatement on the Consolidated Statement of Operations:

                                         December 28, 2003                      December 29, 2002
                                 As previously         Restated          As previously         Restated
                                    reported                               reported
                                 -------------------------------         -------------------------------
Sales                           $ 47,578,000        $ 45,858,000        $ 43,336,000        $ 41,826,000
Total Revenues                    58,343,000          56,623,000          51,507,000          49,997,000
Restaurant operating expenses     29,535,000          28,050,000          27,082,000          25,649,000
General & administrative           3,815,000           3,696,000           3,568,000           3,426,000
Depreciation & amortization        1,746,000           1,816,000           1,799,000           1,868,000
Total operating expenses          58,313,000(1)       56,779,000          51,931,000(1)       50,425,000
Income (loss) from operations         30,000            (156,000)           (424,000)          (428,000)
Loss before taxes & minority
 interest                           (301,000)           (487,000)           (788,000)          (792,000)
Loss before minority interest       (390,000)           (576,000)           (825,000)          (829,000)
Minority interest                    448,000             704,000             416,000            422,000
Net income (loss)                     58,000             128,000            (409,000)          (407,000)
Net income (loss) applicable
 to common stock                       8,000              78,000            (459,000)          (457,000)
Net income (loss) per share
applicable to common stock:
Basic Net Income (loss)         $       0.00        $       0.01        $      (0.08)       $     (0.08)
Diluted Net Income (loss)       $       0.00        $       0.01        $      (0.08)       $     (0.08)

                                         December 30, 2001                      December 31, 2000
                                 As previously         Restated          As previously         Restated
                                    reported                               reported
                                 -------------------------------         -------------------------------
Sales                           $ 46,541,000        $ 45,022,000        $ 46,809,000        $ 45,454,000
Total Revenues                    50,906,000          49,387,000          51,276,000          49,921,000
Restaurant operating expenses     28,624,000          27,100,000          28,460,000          27,272,000
General & administrative           3,530,000           3,381,000           3,357,000           3,142,000
Depreciation & amortization        1,762,000           1,838,000           1,640,000           1,655,000
Total operating expenses          50,399,000(1)       48,802,000          50,975,000(1)       49,587,000
Income from operations               507,000             585,000             301,000             334,000
Income (loss) before taxes
 & minority interest                 (57,000)             21,000            (279,000)          (246,000)
Loss before minority interest       (122,000)            (44,000)           (293,000)          (260,000)
Minority interest                    126,000             110,000             (37,000)           (59,000)
Net income (loss)                      4,000              66,000            (330,000)          (319,000)
Net income (loss) applicable
  to common stock                    (46,000)             16,000            (380,000)          (369,000)
Net income (loss) per share
applicable to common stock:
Basic Net Income                $      (0.01)       $       0.00        $      (0.09)       $     (0.09)
Diluted Net Income              $      (0.01)       $       0.00        $      (0.09)       $     (0.09)

(1) Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from our Statements of Operations during 2004, 2003 and 2002. As noted above, we typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                              Fiscal Year Ended December
                                              --------------------------
                                              2004       2003       2002
                                              ----       ----       ----
                                                     Restated     Restated
Sales revenues                                 78.5%     81.0%      83.7%
Cost reimbursements                            19.5      17.2       14.5
Management and licensing fees                   2.0       1.8        1.8
                                              ------    ------     ------

Total revenues                                100.0     100.0      100.0

Cost of sales                                  22.7      23.4       23.9
Restaurant operating expense                   48.0      49.5       51.3
Reimbursed costs                               19.5      17.4       15.1
General and administrative expense              7.0       6.5        6.9
Depreciation and amortization                   3.2       3.2        3.7
Pre-opening costs                               0.3       0.3        0.1
Gain on sale of assets                         (0.0)     (0.0)      (0.1)
                                              ------    ------     ------

Total operating expenses                       100.7     100.3      100.9
                                              ------    ------     ------

Operating income (loss)                         (0.7)     (0.3)     (0.9)
Interest expense, net                           (0.4)     (0.6)     (0.7)
                                              ------    ------     ------

Loss before income tax                          (1.1)     (0.9)     (1.6)
Provision for taxes                             (0.1)     (0.2)     (0.1)
Minority interest                                1.3       1.3       0.8
                                              ------    ------     ------

Net income (loss)                                0.1%      0.2%     (0.9)%
                                              =======   ======     =======

FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

     Revenues. Revenues for 2004 increased 12.4% to $63.7 million from $56.6 million in 2003. Sales revenues increased 8.9% to $49.9 million in 2004 from $45.9 million in 2003. Reimbursed managed outlet operating expenses increased 27.9% to $12.4 million from $9.7 million in 2003. Management and license fee revenues increased to $1.3 million in 2004 from $1.0 million in 2003. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees.

     Sales for Daily Grill restaurants increased by 12.5% from $30.1 million in 2003 to $33.8 million in 2004. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 4.6% ($1.3 million) for restaurants open for 12 months in both 2004 and 2003 and opening of the Bethesda Daily Grill ($2.9 million) and a decrease at our South Bay Daily Grill ($400,000). Weighted average weekly sales at the Daily Grill restaurants decreased 1.1% from $58,052 in 2003 to $57,757 in 2004.

     Sales for Grill restaurants increased by 2.1% from $15.8 million in 2003 to $16.1 million in 2004. The increase in sales revenues for the Grill restaurants from 2003 to 2004 was attributable to the improved check averages partially offset by decreased guest counts. Weighted average weekly sales at the Grill restaurants increased 2.1% from $75,971 in 2003 to $77,545 in 2004.

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

     Cost reimbursements increased in 2004 primarily due to the full year operation of Portland Daily Grill, the opening of Long Beach Daily Grill and improved sales at other managed restaurants.

     Management and license fee revenues during 2004 were attributable to (1) hotel restaurant management services which accounted for $1,073,000 of management fees, and (2) licensing fees from the LAX Daily Grill, Skokie, Illinois Daily Grill and the San Jose City Bar and Grill which totaled $209,000. The increase in management fees during 2004 was attributable to (1) management of the Portland Daily Grill open a full year compared to 15 weeks in 2003, (2) a 26.6% increase in sales at the San Francisco Daily Grill and (3) sales increase of over 6% at the Georgetown Daily Grill, Burbank Daily Grill and Houston Daily Grill. We have reserved 100% of the Portland management due to slower than expected sales. We terminated the licensed operation of the San Jose City Bar and Grill in 2004.

     Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 12.9% to $64.1 million in 2004 from $56.8 million in 2003.

     Cost of Sales. Cost of sales consists exclusively of the cost of food and beverages sold. Cost of sales increased by 9.0% ($1.2 million) and increased slightly as a percentage of sales to 29.0% in 2004 compared to 28.9% in 2003. The increase in cost of sales reflects the opening of new restaurants and higher revenues, generally. The slight increase in cost of sales as a percentage of sales reflects fluctuation in food costs.

     Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 8.9% to $30.6 million in 2004 from $28.1 million in 2003. As a percentage of sales, restaurant operating expenses represented 61.2% in both 2004 and 2003. The opening during 2004 of the Bethesda Daily Grill accounted for $1.9 million of the increase. For comparable restaurants the expenses as a percentage of sales improved slightly to 60.3% from 60.5% in 2003.

     Reimbursed Costs. Reimbursed costs increased 27.3% from $9.8 million in 2003 to $12.4 million in 2004. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the full year operations of the Portland Daily Grill, the opening of the Long Beach Daily Grill and improved sales at other restaurants.

     General and Administrative. General and administrative expenses rose to $4.5 million in 2004 compared to $3.7 million in 2003. General and administrative expenses represented 7.0% of total revenues in 2004 as compared to 6.5% of total revenues in 2003. The increase was the result of higher payroll and related benefits related to building staff for our growth ($367,000), increased professional services ($248,000), increased travel due to new locations ($76,000), and reserve for uncollected management fees ($109,000).

     Depreciation and Amortization. Depreciation and amortization expense was $2.0 million during 2004 and $1.8 million in 2003. The increase was due primarily to the addition of the Bethesda Daily Grill.

     Pre-opening costs. Pre-opening costs totaled $167,000 in 2004 as compared with $182,000 in 2003. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

     Interest Expense. Interest expense, net, totaled $272,000 during 2004 as compared to $331,000 in 2003. The decrease in interest expense was primarily attributable to reduced debt levels as a result of the maturing of loans.

     Provision for income taxes. The income tax provision for 2004 and 2003 are due mainly to state taxes as the company has a federal net operating loss to carry forward. The tax rates in 2004 and 2003 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years.

     Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $814,000 during 2004, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $154,000, a minority interest in the loss of The Grill on Hollywood, LLC of $357,000, a minority interest in the loss of The Daily Grill at Continental Park, LLC of $483,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $3,000 and a partnership loss in the Universal CityWalk Daily Grill of $125,000. During 2003 we reported a minority interest in the loss of our majority owned subsidiaries of $704,000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $141,000, a minority interest in the loss of The Grill on Hollywood, LLC of $366,000 and a minority interest allocation from The Daily Grill at Continental Park of $334,000 and partnership loss in the Universal CityWalk Daily Grill of $145,000. The Company allocates profits and losses to the minority interest in its partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company's ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture's assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss.

     Net Income. We reported a net income of $38,000 in 2004 as compared to a net income of $128,000 in 2003.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

     Revenues. Revenues for 2003 increased 13.3% to $56.6 million from $50.0 million in 2002. Sales revenues increased 9.6% to $45.9 million in 2003 from $41.8 million in 2002. Reimbursed managed outlet operating expenses increased 33.8% to $9.7 million from $7.3 million in 2002. Management and license fee revenues increased to $1.0 million in 2003 from $0.9 million in 2002. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees.

     Sales for Daily Grill restaurants increased by 10.7% from $27.2 million in 2002 to $30.1 million in 2003. The increase in sales revenues for the Daily Grill restaurants from 2002 to 2003 was primarily attributable to a increase in same store sales of 5.3% ($1.3 million) for restaurants open for 12 months in both 2003 and 2002 and opening of the South Bay Daily Grill ($2.6 million), offset by the closure of the Encino Daily Grill ($0.5 million) and the Cherry Hill Pizzeria Uno ($0.5 million). Weighted average weekly sales at the Daily Grill restaurants increased 8.1% from $53,701 in 2002 to $58,052 in 2003. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2003 were favorably affected approximately equally by increased guest counts and improved average checks.

     Sales for Grill restaurants increased by 8.1% from $14.6 million in 2002 to $15.8 million in 2003. The increase in sales revenues for the Grill restaurants from 2002 to 2003 was attributable to the improved check averages and increased guest counts. Weighted average weekly sales at the Grill restaurants increased from $70,252 in 2002 to $75,971 in 2003.

     Reimbursed costs which represent employee and other operating expenses of managed restaurants for which we are reimbursed by the restaurants increased in 2003 primarily due to the opening of Portland Daily Grill and the full year of operations for San Francisco Daily Grill and Houston Daily Grill, which were open for a partial year in 2002.

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

     Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, managed outlet operating expenses, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 12.6% to $56.8 million in 2003 from $50.4 million in 2002.

     Cost of Sales. Cost of sales consists exclusively of the cost of food and beverages sold. While sales revenues increased by 9.6% ($4.0 million) in 2003 as compared to 2002, cost of sales increased by 11.3% ($1.3 million) and increased as a percentage of sales from 28.5% in 2002 to 28.9% in 2003. The increase in cost of sales as a percentage of restaurant sales was attributable to higher beef costs during the second half of the year.

     Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses.
The operating expenses include, but are not limited to, supplies, advertising,
occupancy, maintenance and utilities.   Restaurant operating expenses increased
9.4% to $28.1 million in 2003 from $25.7 million in 2002. As a percentage of restaurant sales, restaurant operating expenses represented 61.3% in 2003 compared to 61.3% in 2002. The dollar increase in restaurant operating expenses followed the sales increase and was negatively impacted by increases in marketing, stock option compensation expense, workers' compensation and general insurance. The decrease in operating expenses as a percentage of sales resulted from improved labor management.

     Reimbursed Costs. Reimbursed costs expenses increased 29.3% from $7.6 million in 2002 to $9.8 million in 2003. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Portland Daily Grill and the full year of operations for San Francisco Daily Grill and Houston Daily Grill, which were open for a partial year in 2002.

     General and Administrative. General and administrative expenses rose slightly to $3.7 million in 2003 compared to $3.4 million in 2002. General and administrative expenses represented 6.5% of total revenues in 2003 as compared to 6.9% of total revenues in 2002. While these expenses in total were nearly equal, there were increases in payroll and related benefits, stock option compensation expense, professional services and rent, partially offset by decreases in recruitment costs and office expenses.

     Depreciation and Amortization. Depreciation and amortization expense was $1.8 million during 2003 and $1.9 million during 2002.

     Pre-opening Costs. Pre-opening costs totaled $182,000 in 2003 as compared with $69,000 in 2002. These pre-opening costs were attributable to the opening in January 2003 of the South Bay Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

     Interest Expense. Interest expense, net, totaled $331,000 during 2003 as compared to $364,000 in 2002. The decrease in interest expense was primarily attributable to the maturing of the loans.

      Provision for income taxes.    The income tax provision for 2003 and 2002
are due mainly to state taxes as the company has a federal net operating loss to carry forward. The tax rates in 2003 and 2002 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years.

     Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $704,000 during 2003, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $141,000, a minority interest in the loss of The Grill on Hollywood, LLC of $366,000, a minority interest in the loss of The Daily Grill at Continental Park, LLC of $334,000 and a partnership loss in the Universal CityWalk Daily Grill of $145,000. We reported a minority interest in the loss of our majority owned subsidiaries of $422,000 for the year ended December 29, 2002 comprised of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $111,000, a minority interest in the loss of The Grill on Hollywood, LLC of $307,000 and a minority interest allocation from The Daily Grill at Continental Park of $3,000 and a partnership loss in the Universal CityWalk Daily Grill of $229,000.

     Net Income/(Loss). We reported net income of $128,000 in 2003 as compared to a net loss of $407,000 for 2002.

LIQUIDITY AND CAPITAL RESOURCES

     CASH POSITION AND SHORT-TERM LIQUIDITY. At December 26, 2004, we had a working capital surplus of $209,000 and a cash balance of $1.4 million as compared to a working capital surplus of $378,000 and a cash balance of $1.5 million at December 28, 2003. In 2004 we generated cash from operations of $4.1 million which included tenant improvement allowances of $2.1 million, purchased fixed assets of $2.9 million increased restricted cash of $0.8 million and repaid debt of $0.5 million. During 2003 we generated cash from operations of $1.8 million used cash to purchase fixed assets of $1.4 million and repay debt of $0.7 million.

     Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from a $803,000 to $4.1 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

     FINANCING FACILITIES. At December 26, 2004, the Company had $45,000 owing under equipment leasing financing transactions, an obligation to a member of Chicago - The Grill on the Alley, LLC of $1.0 million for a guaranteed return of its invested capital, loans from stockholders/ officers/directors of $0.2 million, equipment loans of $0.2 million, and loans/advances from a landlord of $0.1 million.

     On August 1, 2000, we received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, we issued 40,000 warrants. In June 2001 the lender became a member of our Board of Directors and the loan was
reclassified as related party debt.   The loan had been paid in full at December
26, 2004.

     In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expired in October 2004. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005, and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. We have not utilized any funds from the current or prior lines of credit dating back to 2001 except for $45,000 of equipment leasing in 2004; therefore, there should be no negative impact if the current facility is not extended. Interest is at the bank's variable reference rate. Although we were in default of a covenant at year-end, the bank has granted us a waiver.

     We held preliminary talks with the bank to renew its existing credit lines for another year. Given the expected capital expenditures of approximately $600,000 (net of $3.5 million in both landlord reimbursements and joint venture contributions) for the new restaurants planned for 2005 and refurbishments on existing restaurants, management believes we will be able to meet our expected obligations from our existing cash flow from operations if it is unable to secure bank financing.

     OPERATING LEASES. During 2004, we, and our subsidiaries, were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $3.7 million in 2004 and percentage rent obligations, above and beyond minimum rent, of $0.7 million. Our minimum rent obligations for 2005 are $3.3 million.

     CONTRACTUAL OBLIGATIONS. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and restaurants, each of which is described above.

          The following table details our contractual obligations as of December 26, 2004:

                                                      Payments due by period
                             -----------------------------------------------------------------------------
                                Total           2005          2006 - 2007     2008 - 2009      Thereafter
Long-term debt               $  1,467,000     $   490,000     $     386,000    $   465,000     $   126,000
Capital lease obligations              -                -                 -              -               -
Operating lease commitments    25,062,000       3,282,000         6,103,000      4,753,000      10,924,000
Other contractual purchase
  Obligations                          -                -                 -              -               -
Other long-term liabilities            -                -                 -              -               -
                              ------------   --------------    --------------  ------------   ------------
  Total                       $26,529,000     $ 3,772,000        $6,489,000     $5,218,000     $11,050,000
                              ------------   --------------    --------------  ------------   ------------

     COMMITMENTS RELATING TO MANAGED RESTAURANTS AND LLCS. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurant. Sales from these outlets are deposited directly into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. We began management in February 2002, of the San Francisco Daily Grill in the Handlery Hotel in Union Square. Cost of opening the Handlery Hotel Daily Grill in San Francisco was $2.8 million, of which we contributed approximately $331,000, with the balance being paid by the hotel owners.

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

     We began management in November 2004, of the Long Beach Daily Grill in the
Hilton Hotel in Long Beach, California.   Under the terms of the Management
Agreement, we had no cash obligations for initial advances or construction costs.

     Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

          CITYWALK. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations. Each time funds were necessary, we have agreed with our partner, to consider the advances additional capital contributions rather than loans. As of December 26, 2004, we had made additional capital contributions to the CityWalk Partnership of $201,000.

          SAN FRANCISCO DAILY GRILL. The management agreement for the San Francisco Daily Grill stipulates that if in any month there is insufficient working capital to pay operating expenses, excluding payments to us or the owner, we will provide one-half of the required working capital. Such advances are to be repaid prior to deferred payments to us or the owner. No working capital advances have been necessary.

          PORTLAND DAILY GRILL. The management agreement for the Portland Daily Grill stipulates that the Owner shall provide working capital of no less than $50,000 or more than $150,000. If during any month there is insufficient working capital to pay for operating expenses the Owner agreed to advance the required working capital until the balance of the Owner Working Capital Advance equals $150,000. Thereafter if additional working capital is necessary we as the manager will be required to loan it. Any advances we make will earn interest at a rate of 12% per annum and will be repaid as second priority behind owner's working capital advance but before owner's return of capital. At December 26, 2004 the owner had advanced $150,000.

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

          THE GRILL ON HOLLYWOOD. The Operating Agreement for The Grill on Hollywood, LLC stipulates that 90% of distributable cash shall go to the non-managing member until its preferred return, unrecovered contribution and any additional contribution have been returned. As of December 26, 2004 no cash has been distributed.

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

     Our San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") for which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     Our Universal CityWalk Daily Grill is owned by a partnership for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk partnership until they have received their initial investments ("Return of Member Capital").

     The following tables set forth a summary for each of the LLCs and the partnership of (1) the initial capital contributions of the Company and the minority LLC members or partner (the "Members"), (2) additional capital contributions, (3) the distributions of capital to the Members and/or us during the year ended December 26, 2004, (4) the unreturned balance of the capital contributions of the Members and/or us at December 26, 2004, (5) the Preferred Return rate to Members and/or us, (6) the accrued but unpaid preferred returns due to the Members and/or us at December 26, 2004, (7) the management incentive fees, if any, payable to us, and (8) a summary of the principal distribution provisions. In each of the tables, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this accounting policy footnote under "Principles of Consolidation and Minority Interests."

SAN JOSE GRILL LLC

Initial Capital Contribution:                 Members (a)   $1,149,650
                                                           ===========
                                              Company      $   350,350
                                                           ===========
Distributions of profit during the year
ended December 26, 2004:                      Members       $  171,000
                                                           ===========
                                              Company       $  171,000
                                                           ===========
Unreturned Initial Capital Contributions at
December 26, 2004:                            Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Preferred Return rate:                        Members              10%
                                              Company              10%
Accrued but unpaid Preferred Returns at
December 26, 2004:                            Members       $        0
                                              Company       $        0

Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

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

2  Until Return of Preferred Return         50.05% to Company
                                            49.95% to Members

3  Until Return of Additional               50.05% to Company
   Contributions                            49.95% to Members

     Thereafter:

4  Balance of distributable cash            16.67% to Company (Manager)
                                            50.05% of 83.33% to Company
                                            49.95% of 83.33% to Members


CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:                 Members (b)   $1,700,000
                                                           ===========
                                              Company       $        0
                                                           ===========
Distributions of capital and note
repayments during the year ended
December 26, 2004:                            Members (b)   $  252,000
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,076,000
                                                           ===========
Preferred Return rate:                        Members               8%

Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members       $        0

Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------
1  Until Return of Members Capital          100% to Members

2  Until Return of Preferred Return         100% to Members

     Thereafter:

3  Balance of distributable cash            60% to Company
                                            40% to Members

THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:                 Members       $1,200,000
                                                           ===========
                                              Company       $  250,000
                                                           ===========
Distributions of capital during the year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,200,000
                                                           ===========
                                              Company       $  250,000
                                                           ===========
Preferred Return rate:                        Members              12%
                                              Company              12%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        0
                                                           ===========
                                              Company (d)   $        0
                                                           ===========
Management Fee:                               Company               5%


Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------
1  Until Return of Members Capital and      10% to Company (Manager)
    Preferred Return                        90% to Members

2  Until Return of Company's Capital        90% to Company (Manager)
    and Preferred Return                    10% to Members

     Thereafter:

3  Balance of distributable cash            51% to Company
                                            49% to Members


SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:                 Members       $1,000,000
                                                           ===========
                                              Company       $  350,000
                                                           ===========
Additional Capital Contribution               Members       $        0
                                                           ===========
                                              Company       $  100,000
                                                           ===========
Distributions of capital during the year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,000,000
                                                           ===========
                                              Company       $  350,000
                                                           ===========
Preferred Return rate:                        Members              10%
                                              Company (c)          10%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        0
                                                           ===========
                                              Company (d)   $        0
                                                           ===========
Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

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

4  Until Return of Members accrued and      10% to Company
   unpaid preferred returns                 90% to Members

5  Until Members Capital Contribution       10% to Company
   Returned                                 90% to Members

6  Until Return of Company's Preferred      90% to Company
   Return                                   10% to Members

7  Until Return of Company's Capital        90% to Company
   Contribution                             10% to Members

     Thereafter

8  Balance of distributable cash            50.1% to Company
                                            49.9% to Members


UNIVERSAL CITYWALK DAILY GRILL

Initial Capital Contribution:                 Members       $1,100,000
                                                           ===========
                                              Company       $        0
                                                           ===========
Additional Capital Contributions:             Members       $  201,106
                                                           ===========
                                              Company       $  201,106
                                                           ===========
Distributions of capital during year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial and Additional Capital
Contributions at December 26, 2004:           Members       $1,301,106
                                                           ===========
                                              Company       $  201,106
                                                           ===========
Preferred Return rate:                        Members       Prime rate
                                              Company               0%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        -
                                                           ===========
                                              Company       $        -
                                                           ===========
Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

1  Until Return of Additional Capital       50% to Company (Manager)
   Contributions                            50% to Members

2  Until Return of $550,000 of Members      0% to Company (Manager)
   Capital Contribution                     100% to Members

3  Until Members unpaid preferred           0% to Company (Manager)
   return is paid in full                   100% to Members

4  Until return of initial contribution     20% to Company (Manager)
   and preferred return                     80% to Members

   Thereafter:

5  Balance of distributable cash            50% to Company
                                            50% to Members


(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distributions of capital and note repayments for the year ended December 26, 2004 includes $124,000 of capital and note repayments and $128,000 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan has been recognized as notes payable-related parties.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $545,000 and the Company would have an accrued preferred return of $113,000. If preferred returns were accrued for South Bay Daily Grill the Member would have an accrued preferred return of $215,000 and the Company would have an accrued preferred return of $96,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued return of $430,000.

     OFF-BALANCE SHEET ARRANGEMENTS. At December 26, 2004, we had no off-balance sheet arrangements of the nature described in Item 303(a)(4) of Regulation S-K.

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

     Capital expenditures were $1.6 million in 2002, $1.4 million in 2003 and $2.9 million in 2004. Capital expenditures in fiscal 2005 are expected to be between $0.2 million and $2.2 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on our part. In addition, if we open more, or less, restaurants than we currently anticipate, our capital requirements will increase, or decrease, accordingly.

     In April 2004 we signed a lease for an owned restaurant in Santa Monica, California. The restaurant opened March 14, 2005. Construction of the restaurant was paid for through a $2.2 million tenant improvement allowance.

     In June 2004 we signed a lease for a majority owned restaurant in Los Angeles, California. The restaurant is scheduled to open in the second quarter of 2005. Construction of the restaurant will be paid for through a $600,000 tenant improvement allowance, a $1,250,000 capital contribution from the minority owner and a $251,000 capital contribution by us.

     CONVERTIBLE SECURITIES. We previously issued various convertible securities, warrants and common stock to finance restaurant openings in 1997 and 1998. 500 shares of Series II 10% Convertible Preferred Stock issued in that transaction remained outstanding at December 26, 2004. All warrants issued in that transaction expired in 2002.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of our common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at our option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at our option on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $376,000 at December 26, 2004 and $326,000 at December 28, 2003.

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

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only two management agreements have, as yet, been entered into under the Development Agreement. Exclusivity portions of the agreement have terminated due to the lack of performance on Starwood's part.

TERMINATION OF PIZZERIA UNO OPERATIONS

     In April 2002, we sold our Cherry Hill, New Jersey Pizza Restaurant, the last of our Pizzeria Uno franchised restaurants, for net proceeds of $264,000.

RESTAURANT CLOSINGS

     In April 2002, we closed our Encino, California Daily Grill restaurant when the lease expired. Assets of the restaurant were sold for net proceeds of $61,000.

     In the third quarter of 2004, we terminated the licensed operation of our San Jose City Bar and Grill restaurant.

SHORT-TERM FINANCING REQUIREMENTS

     Management believes that we have adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months through March 2006. We project increased operating cash flows in 2005 which, when added to existing cash balances, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. In the event of a decline in sales, as a result of deterioration of the economy or the hospitality industry or other factors, management believes it can respond to such a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. We presently have no commitments in that regard. See "Business -- Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

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

Principals of Consolidation and Minority Interests
--------------------------------------------------

     Our restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through four majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under FIN 46. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

     We allocate profits and losses to the minority interest in our majority-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, we utilize a hypothetical liquidation model to allocate profits and losses. Under this model, all of the ventures' assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss. Effective December 28, 2003 (the first day of fiscal year 2004), we retroactively adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51."

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

     Management has assessed all entities which are not wholly owned by us to determine if these entities would be considered VIEs and whether we would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill joint partnership. We determined that we are the primary beneficiary for all these entities.

     If we had not retroactively adopted FIN 46, it was determined that the San Jose Grill, Chicago Grill and South Bay Daily Grill would not have been consolidated because the minority interests' have rights which preclude consolidation. The minority interests' rights in the San Jose LLC were deemed to be material in that they vote on the approval of the construction, capital and annual operating budgets as well as refinancing in excess of $10,000. The minority interests' rights at Chicago are similar to San Jose except they do not approve the operating budget. They do however approve construction and capital budgets. The rights of the minority interest in South Bay are also considered material, as borrowings in excess of $50,000 require the minority interest's approval. The minority interest in Hollywood has no such rights, and therefore, it was determined that we controlled the entity and consolidation would be appropriate. In the restaurant business ongoing capital expenditures are considered regular and routine, and as such, requiring approval on them from the minority investor is evidence of material control.

Impairment of Long-Lived Assets
-------------------------------

     We review all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

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

     Based on our review of our presently operating restaurants and other long-lived assets, during the fiscal year ended December 26, 2004, we recorded no impairments of our long-lived assets.

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

     Based on our review at December 26, 2004, the current reserve for uncollectable accounts receivable is adequate.

Recording Reimbursable Costs
----------------------------

     We operate a number of restaurants under management agreements whereby we are responsible for all aspects of restaurant operation. For our services, we typically receive a management fee based on a percentage of revenue and an incentive fee which is usually a profit sharing arrangement. Under the terms of the management agreements, we are hired as an independent contractor and are responsible for all debts and liabilities of the restaurant. Additionally, all employees are employees of Grill Concepts, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EIFT 01-14, "Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred," and EITF 99-19, "Reporting Revenue Gross as a Principal Versus Net as an Agent," we consider ourselves the primary obligor in these arrangements. Accordingly, we recognize restaurant expenses of the managed outlets in our financial statements and record the reimbursement for such expenses as revenues.

HRP
---

     The Company concluded that the options relating to HRP would be defined as a derivative under FAS 133. However, because the purchase price was based on a floating price, it was determined that the value of the put and call would be identical so long as the formula resulted in a representative fair value of HRP.

     The Company concluded that the multiple was based on fair value because the original formula was negotiated between two parties. This fact was reconfirmed when the HRP agreement was amended approximately three years later at the time the Company entered into a development agreement with Starwood Hotels and the multiple for the HRP put and call options did not change. We believe the multiple used in the formula to be within a tolerable range of those found in the marketplace. Therefore, management asserts that the formula is a reasonable approximation of fair value of the HRP business that results in the put and call options having similar values. Additionally, because fair market puts and calls have little value on their own, any asset and liability related to these would be insignificant. No derivative accounting is necessary in these circumstances and therefore, no accounting recognition has been made in the financial statements.

     The Company will continue to evaluate the appropriateness of formula to market conditions to ensure it represents fair market value, and will continue to evaluate the formula going forward and to the extent it no longer represents fair market value, will account for the derivative appropriately.

CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures. In addition to the foregoing, the following specific factors may affect the Company's future operating results:

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

     In order to better manage the cost of our workers compensation expense, commencing in 2004, we altered our workers compensation coverage to substantially increase our per event and aggregate deductibles. As a result, we expect to reduce our recurring cost of workers compensation insurance. On the other hand, we will have substantially higher exposure to losses resulting from claims under that policy should those claims exceed our prior deductible levels.

     The employees of the Chicago restaurant are members of the Hotel Employees and Restaurant Employees Union AFL-CIO. The union contract covering the Chicago Grill will expire in August 2005. Under a new union contract, our labor costs are expected to increase slightly.

     We are presently party to litigation in which a former hourly restaurant employee has alleged violations of California labor laws with respect to providing meal and rest breaks. While we believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, many restaurant operators in California have incurred substantial expenses in settling similar claims and we may incur substantial expenses in connection with defending or settling the pending litigation.

NEW ACCOUNTING REQUIREMENTS

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

     As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above

We expect to adopt Statement 123(R) in the first quarter of 2006.

IMPACT OF INFLATION

     Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers. We do not believe that inflation has materially affected our operating results during the past two years.

     A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Our cost of operations have been affected by several increases in the Federal and State minimum wage in recent years. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although we have been able to and will continue to attempt to pass along increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in our prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. At December 26, 2004 there are no borrowings under the credit line. Borrowings under the credit facility bear interest at the lender's prime rate. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the reports of our independent registered public accounting firms appear herein. See Index to Financial Statements on F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On October 18, 2004, we dismissed PricewaterhouseCoopers LLP ("PWC") as our independent registered public accounting firm. On the same date, we appointed Moss Adams LLP ("Moss Adams") as our new independent registered public accounting firm.

       The decision to dismiss PWC and appoint Moss Adams was recommended and approved by our audit committee and board of directors.

       PWC's reports on the financial statements for the years ended December 28, 2003 and December 29, 2002 did not contain an adverse or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

       During the two years ended December 28, 2003 and the subsequent interim period through October 18, 2004, there were no disagreements with PWC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s) if not resolved to the satisfaction of PWC, would have caused PWC to make reference to the subject matter of the disagreement(s) in connection with its report.

       During the two years ended December 28, 2003 and the subsequent interim period through October 18, 2004, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

       Prior to the engagement of Moss Adams, we did not consult with such firm regarding the application of accounting principles to a specific completed or contemplated transaction, or any matter that was either the subject of a disagreement or a reportable event. We also did not consult with Moss Adams regarding the type of audit opinion which might be rendered on our financial statements and no oral or written report was provided by Moss Adams.

       We reported the change of independent accountants on a Form 8-K, provided PWC with a copy of the disclosures contained therein, and filed with Form 8-K a letter from PWC addressed to the Securities and Exchange Commission stating that it agreed with the statements made by us in the Form 8-K in response to Item 304(a).

ITEM 9A.     CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures-We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

     In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     In connection with the preparation of this Annual Report on Form 10-K, as of December 26, 2004, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done in light of the two prior restatements of our financial statements which occurred during fiscal year 2004.

     In preparing the annual report on Form 10-K, our management considered all disclosure controls and procedures and turned specific attention to our lease accounting practices in light of the recent pronouncement of February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA. As a result of our review, we have concluded that our previously established lease accounting policies were incorrect.

     In conjunction with our review of leases we also looked at the lives utilized for depreciating our leasehold improvements. Although our policy was to depreciate leasehold improvements over the shorter of their estimated useful lives or the term of the lease as defined in SFAS No. 13, we found that in some cases we were depreciating the assets incorrectly by using longer or shorter lives. In preparing the year end financial statements we also determined that we were incorrectly recording revenue and operating expenses for complimentary meals and promotional activities.

     In light of the above items, we restated our financial statements for each of the years 2000 to 2003 and the first three quarters for fiscal year 2004 to correct our accounting under Generally Accepted Accounting Principles.

     Based on the material weaknesses described below, we concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 26, 2004.

     Management's Consideration of the Restatement- On March 24, 2005, the Audit Committee of the Board of Directors and senior management determined to restate our previously issued financial statements to correct the errors noted above. This decision follows two previous restatements of our historical financial statements undertaken during fiscal year 2004. The underlying issue causing these restatements is considered to be a material weakness as described below.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 26, 2004, the Company did not maintain effective controls over the selection, application and monitoring of its accounting policies to ensure that certain transactions were accounted for in conformity with generally accepted accounting principles. Specifically, the control deficiency resulted in the following:


     a. During the first quarter review of 2004, the Company determined that its stock option plans should have been accounted for using variable accounting rather than fixed accounting. This resulted in restating employee compensation expense for periods prior to the first quarter of 2004.

     b. During the second quarter review of 2004, the Company determined that
(i) the Company's accounting for its joint ventures including loss allocations, guarantees of returns and consolidation decisions were incorrect, (ii) reimbursed costs related to management agreements should be presented on a grossed-up basis as both revenue and expense, and (iii) the accounting for certain equity awards needed to be adjusted. These items resulted in restating a number of accounts for periods prior to the second fiscal quarter of fiscal year 2004.

     c. The Company determined that it was incorrectly accounting for its leases as well as the amortization of certain leasehold improvements. This resulted in restating depreciation expense, rent expense, leasehold improvements, receivables for tenant improvement allowances and liabilities for deferred rent and lease incentives for periods prior to the fourth quarter of 2004.

     d. The Company determined that it was incorrectly reporting revenues and expenses for complimentary meals and promotional activities. This resulted in restating revenues and operating expenses for all periods prior to the fourth quarter of 2004.

     This control deficiency resulted in the restatement of the Company's consolidated financial statements for 2000 through 2003 for each of the quarters for 2003 and for the first, second and third quarters for 2004 as well as certain audit adjustments to the fourth quarter 2004 financial statements. Additionally, this control deficiency could result in a misstatement of the aforementioned accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this control deficiency constitutes a material weakness. Because of this material weakness, we have concluded that the Company did not maintain effective internal control over financial reporting as of December 26, 2004, based on criteria in "Internal Control-Integrated Framework" issued by the COSO.

     Management's Remediation Efforts - Since the date of our first restatement in fiscal year 2004 to the date of this report, we have worked diligently to remediate the material weakness in the selection, application and monitoring of our accounting policies to ensure that certain transactions were accounted for in conformity with generally accepted accounting principles. During the second and third quarters of 2004, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including reviewing the terms of our stock option grant agreements in relation to the option plan agreement, reviewing the terms of all our joint venture and related agreements, reviewing the accounting for reimbursed costs under our management agreements and reviewing the accounting for all our equity awards. During the first and second quarter of fiscal year 2005, we have reviewed and summarized all the significant terms of our leases, reviewed the depreciation calculations of our leasehold improvements and instituted new accounting policies for complimentary meals and promotional activities. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased emphasis on continuing education for our accounting personnel, increased emphasis on reviewing applicable accounting literature and implemented additional review procedures over the selection and monitoring of our accounting policies. We believe continued efforts in these areas will help enhance our system of internal controls and our disclosure controls and procedures.

     Change in Internal Control Over Financial Reporting - Except as otherwise stated herein, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

None

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

     The following table sets forth the name, ages and current positions of our directors and executive officers as of April 15, 2005:

      NAME          AGE                 POSITION
-----------------   --  ----------------------------------------------------
Robert Spivak       61  President and Chief Executive Officer
Michael Weinstock   62  Chairman of the Board and Executive Vice President
John Sola           52  Senior Vice President - Culinary
Philip Gay          47  Executive Vice President and Chief Financial Officer
Glenn Golenberg     64  Director
Stephen Ross        56  Director
Lewis Wolff         69  Director
Bruce Schwartz      65  Director
Norman Macleod      54  Director

     Except as noted below, each of the officers serves at the discretion of the board of directors.

     Our directors serve until the next annual meeting of shareholders or their earlier resignation.

     There are no family relationships among any of our officers or directors.

     The following is a biographical summary of the business experience of our present directors and executive officers:

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

     JOHN SOLA has served as our Senior Vice President - Culinary since June 2004. Previously, Mr. Sola served as Executive Chef for GCI from 1988 until 1995 when he assumed the position of Vice President - Executive Chef of the Company from which he was promoted in September 2001 to Vice President - Operations and Development. Mr. Sola oversees all kitchen operations, including personnel, food preparation and food costs, as well as monitoring and maintaining the overall performance of the kitchens and establishing procedures and policies in connection with the opening of new Daily Grill restaurants. Mr. Sola, along with Mr. Spivak, created the Daily Grill menu. Prior to joining GCI, Mr. Sola served as opening chef at The Grill on the Alley from inception in 1984 to 1988. Previously, Mr. Sola served in various positions, including Executive Chef, at a wide range of restaurants.

     PHILIP GAY has served as our Executive Vice President and Chief Financial Officer since July 2004. From March 2000 until he joined Grill Concepts in July 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy. Previously he has served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994), Chief Financial Officer and Interim Chief Executive Officer for Wolfgang Puck Food Company (1994 to 1996), Chief Executive Officer for Color Me Mine and has held various Chief Operating Officer and Chief Executive Officer positions with Diversified Food Group from 1996 to 2000. Mr. Gay is also on the financial advisory board for Concours Consulting and is on the Board of Motor Car Parts of America, a publicly traded company that remanufactures starters and alternators. He is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics.

     GLENN GOLENBERG has served as a Director since 1995. Mr. Golenberg is a Managing Director of Golenberg & Company, formed in 1978, and The Bellwether Group, LLC, merchant banking firms that invest in and provide consulting and financial advisory services to a broad range of businesses. Prior to forming Golenberg & Company, Mr. Golenberg served in various research and management positions in the investment banking industry from 1966 to 1978. Previously, Mr. Golenberg was a CPA with Arthur Andersen & Co.

     STEPHEN ROSS has served as a Director since 2001. Mr. Ross is a consultant and private investor. From 1989 to 2001, Mr. Ross served as Executive Vice President - Special Projects for Warner Bros. Previously, Mr. Ross served as Senior Vice President and General Counsel for Lorimar Telepictures Corporation, and its predecessors, from 1981 to 1989. Since 2001, Mr. Ross has served as a director of MAI Systems Corporation, an information technology solutions provider for the hotel industry.

     LEWIS WOLFF has served as a Director since 2001. Mr. Wolff is Chairman of Wolff Urban Management, Inc.and Wolff Urban Development LLC, real estate acquisition, investment, development and management firms. Mr. Wolff is also co-founder and, since 1994, has served as Chairman of Maritz, Wolff & Co., a privately held hotel investment group that acquires top-tier luxury hotel properties. Maritz, Wolff's holdings exceed $1.0 billion. Mr. Wolff is currently Chairman of Sunstone Hotel Investors Inc. (NYSE: SHO) and Managing Partner of the Oakland Athletics Major League Baseball team.

     BRUCE SCHWARTZ has served as a Director since 2004. Mr. Schwartz served, from 1989 until his retirement in 2003, in various executive capacities with Sysco Food Services of Los Angeles, Inc., a major food services company and subsidiary of NYSE traded Sysco Corporation. From 1989 to 1996, Mr. Schwartz served as President and Chief Operating Officer of Sysco Food Services and, from 1996 to 2003, Mr. Schwartz served as Chairman of the Board and Chief Executive Officer of Sysco Food Services.

     NORMAN MACLEOD has served as a Director since 2001. Mr. MacLeod served as Executive Vice President of the Sheraton Hotels & Resorts division of Starwood Hotels & Resorts Worldwide, Inc until 2005. Mr. MacLeod served in various management positions with Starwood since 1996, beginning as Area Managing Director for the North American Southeast operations of the company's Westin Hotels & Resorts division and then Executive Vice President of the Westin Hotels & Resorts division and, most recently, Executive Vice President, Operations, North America Division. Previously, Mr. MacLeod served in various management positions with Omni Hotels.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Under the securities laws of the United States, the Company's directors, its executive officers, and any persons holding more than ten percent of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to disclose in this Proxy Statement any failure to file by these dates during 2004. Based solely on a review of such reports and written statements of its directors, executive officers and shareholders, the Company believes that all of the filing requirements were satisfied on a timely basis in 2004, except (1) Michael Weinstock filed one late Form 4, (2) Stephen Ross filed one late Form 4, (3) Lewis Wolff filed one late Form 4, (4) John Sola filed one late Form 4, and (5) Glenn Golenberg filed one late Form 4.

ITEM 11.     EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning cash and non-cash compensation paid or accrued for services in all capacities to the Company during the year ended December 26, 2004 of each person who served as the Company's Chief Executive Officer during fiscal 2004 and the next four most highly paid executive officers whose salary exceeded $100,000 (the "Named Officers").


                                                                                                   Long Term
                                                       Annual Compensation                       Compensation
Name and                                             ----------------------                    ----------------
Principal Position               Year       Salary($)        Bonus($)         Other ($)        Stock Options(#)
------------------               ----       ---------        --------         ---------        ----------------
Robert Spivak                    2004        259,123            -0-             48,050 (1)           25,000
  President and                  2003        244,039            -0-             55,178 (1)              -0-
  Chief Executive Officer        2002        235,000            -0-             33,500 (1)              -0-

John Sola                        2004        150,148            -0-                -0-                6,000
  Vice President - Operations    2003        151,460            -0-                -0-                6,000
  and Development                2002        146,000            -0-                -0-               12,000

Michael Weinstock                2004        148,327            -0-                -0-                  -0-
  Executive Vice President and   2003        116,829            -0-                -0-                  -0-
  Chairman of the Board          2002        112,500            -0-                -0-                  -0-

Philip Gay                       2004         93,101            -0-             15,000 (2)           50,000
  Chief Financial Officer        2003            -0-            -0-                -0-                  -0-
 And Executive Vice President    2002            -0-            -0-                -0-                  -0-

     (1) Mr. Spivak receives the use of a leased automobile and reimbursement of all expenses related to the use thereof ($13,219), a $1,500 per month non-accountable expense allowance ($18,000) and a $1,000,000 term life insurance policy ($16,831), in addition to vacation benefits, expense reimbursements and participation in medical, retirement and other benefit plans which are generally available to the Company's executives.
     (2) Mr. Gay received $15,000 as a relocation allowance in connection his hiring. Mr. Gay's service commenced on July 12, 2005.

STOCK OPTION GRANTS

     The following table sets forth information concerning the grant of stock options made during 2004 to each of the Named Officers:

                                PERCENT OF                              POTENTIAL REALIZABLE VALUE
                               TOTAL OPTIONS                              AT ASSUMED ANNUAL RATES
                                 GRANTED TO                             OF STOCK PRICE APPRECIATION
                    OPTIONS     EMPLOYEES IN     PRICE      EXPIRATION        FOR OPTION TERM
NAME                GRANTED     FISCAL YEAR     PER SHARE      DATE           5%           10%
-----------         -------     -----------     ---------     -------      -------      ---------
Robert Spivak      25,000         12.20%          3.14       04/23/09      $12,435      $ 36,248
John Sola           6,000          2.93%          2.86       06/23/14      $10,225      $ 25,914
Michael Weinstock       -             -              -              -            -             -
Philip Gay         50,000         24.39%          2.23       07/12/14      $70,121      $177,702

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUES

     The following table sets forth information concerning the exercise of stock options during 2004 by each of the Named Officers and the number and value of unexercised options held by the Named Officers at the end of 2004:

                                                        NUMBER OF UNEXERCISED       VALUE OF UNEXERCISED
                      SHARES                                OPTIONS AT              IN-THE MONEY OPTIONS
                   ACQUIRED ON        VALUE                 AT FY-END (#)               AT FY-END ($)(1)
NAME               EXERCISE (#)     REALIZED ($)     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
Robert Spivak          0                0              108,333         16,667            0              0
John Sola              0                0               45,650         24,600        9,489          8,583
Michael Weinstock      0                0                    0              0            0              0
Philip Gay             0                0                    0         50,000            -          1,000

(1) Based on the fair market value per share of the Common Stock at year-end, minus the exercise price of "in-the-money" options. The closing price for the Company's Common Stock on December 31, 2004 on the Nasdaq Small-Cap Market was $2.25.

EMPLOYMENT CONTRACTS

     The Company and Robert Spivak, the Company's President and Chief Executive Officer, entered into a new employment agreement pursuant to which Mr. Spivak will continue his service for a period of three years, effective January 1, 2004. Mr. Spivak's employment agreement provides for an annual salary of $260,000 in 2004, $280,000 in 2005 and $300,000 in 2006. In addition, such agreement provides for Mr. Spivak to receive a 25,000 share stock option grant, the use of a leased automobile and reimbursement of all expenses related to the use thereof, a $1,500 per month non-accountable expense allowance, five weeks paid vacation per year, a $1,000,000 term life insurance policy, reimbursement of business related travel and meal expenses, participation, for a period extending five years after the end of the term of Mr. Spivak's employment agreement, in all medical, retirement and other benefit plans available to the Company's executives and performance based bonuses in an amount up to fifty percent of salary based on performance criteria established by the Compensation Committee. In conjunction with the execution of the new employment agreement, the Company and Mr. Spivak entered a consulting agreement pursuant to which Mr. Spivak will provide ongoing consulting services to the Company for a period of ten years following the end of his employment with the Company. Under the terms of the consulting agreement, Mr. Spivak will provide an estimated 40 hours of services per month and will receive $12,500 per month plus use of an office and, for a period of eighteen months, an automobile, a $1,000 per month restaurant meal allowance and medical, life and disability insurance.

     The Company and Philip Gay, the Company's Chief Financial Officer, entered into an employment agreement, effective July 12, 2004, pursuant to which Mr. Gay serves as Executive Vice President and Chief Financial Officer for a period of one year. Mr. Gay's employment agreement provides for an annual salary of $211,000 with annual cost of living increases. In addition, such agreement provides for Mr. Gay to receive a 50,000 share stock option grant vesting over five years and a performance based bonus in an amount up to twenty-five percent of salary based on performance criteria established by the Compensation Committee.

COMPENSATION OF DIRECTORS

     From January 2004 to June 2004, each non-employee director of the Company was paid a fee of $500 for each Board meeting attended and $250 for each committee meeting attended. Beginning in June 2004, the non-employee directors were paid a quarterly fee of $1,000 plus a quarterly fee of $1,000 for service on the Audit Committee and a quarterly fee of $500 for service on the Compensation Committee. The Company also reimburses each director for all expenses of attending such meetings. Each non-employee director is also granted a $500 per quarter food credit at the Company's restaurants. Additionally, each non-employee director is currently granted options, pursuant to the Company's amended 1998 Comprehensive Stock Option and Award Plan, to purchase 6,250 shares of Common Stock upon their initial appointment as a director. Thereafter, each non-employee director on the day following each annual meeting of shareholders of the Company shall automatically receive options to purchase an additional 5,000 shares, plus an additional 1,000 shares for each committee on which such non-employee director serves. All such options are exercisable at the fair market value of the Company's Common Stock on the date of grant. Such options are fully vested and exercisable with respect to all of the shares covered on the date of each grant.

     Until December 31, 2003, Glenn Golenberg was covered under Grill Concepts' group health and dental insurance plans and Grill Concepts paid all insurance premiums relating to that coverage. Premiums paid by Grill Concepts with respect to health and dental insurance coverage for Mr. Golenberg totaled $10,240.29 during 2003. Mr. Golenberg's health and dental insurance coverage was terminated effective December 31, 2003.

     No additional compensation of any nature is paid to employee directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table is furnished as of April 20, 2005 to indicate beneficial ownership of shares of the Company's Common Stock by (1) each shareholder of the Company who is known by the Company to be a beneficial owner of more than 5% of the Company's Common Stock, (2) each director, nominee for director and Named Officer of the Company, individually, and (3) all officers and directors of the Company as a group. The information in the following table was provided by such persons.


                                                              Amount and Nature of
                                                            Beneficial Ownership (1)
                                                           --------------------------
                                                              Shares Underlying
                                                              Options, Warrants
      Name and Address                                            and Other                             Percent
     of Beneficial Owner                         Shares     Convertible Securities (2)  Total (2)    of Class (2)
Starwood Hotels & Resorts Worldwide, Inc. (3)    666,667            666,667             1,333,334      21.1
Michael Weinstock (4)(5)(6)                      483,079             75,000               558,079       9.7
Robert Spivak (4)(5)(7)                          426,091            108,333               534,424       9.3
Aaron Ferrer (8)                                 410,024                  0               410,024       7.3
Keith Wolff (9)                                  337,625             95,000               432,625       7.3
Cundill International Company Ltd (10)           318,633                  0               318,633       5.6
Lewis Wolff (11)                                 136,647            316,250               452,897       7.6
Stephen Ross (12)                                 79,485            122,873               202,358       3.5
Glenn Golenberg                                   21,875             41,250                63,125       1.1
John Sola (13)                                     8,750             45,650                54,400         *
Philip Gay (14)                                        -                  0                     0         *
Norman MacLeod (15)                                    -             22,250                22,250         *
Bruce Schwartz                                         -              8,250                 8,250         *
All executive officers and directors
 as a group (9 persons)                        1,155,927            739,856             1,895,783      29.7

*     Less than 1%.
(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.
(2) Includes shares of Common Stock not outstanding, but which are subject to options, warrants and other convertible securities exercisable or convertible within 60 days of the date of the information set forth in this table, which are deemed to be outstanding for the purpose of computing the shares held and percentage of outstanding Common Stock with respect to the holder of such options.
(3)  Address is 1111 Westchester Avenue, White Plains, New York 10604. Includes
     (a) 666,667 shares of common stock held, and (b) 666,667 shares of common stock underlying five year $2.00 warrants. The information set forth herein is based on the Schedule 13D dated July 27, 2001 filed by Starwood Hotels & Resorts Worldwide, Inc. with the Securities and Exchange Commission.
(4)  Address is 11661 San Vicente Blvd., Suite 404, Los Angeles, California
     90049.


(5) All shares indicated as being held by Messrs. Weinstock and Spivak exclude certain shares held by their spouses, children and certain trusts for the benefit of family members. Messrs. Weinstock and Spivak disclaim any beneficial interest in such shares.
(6) Includes 75,000 shares issuable upon exercise of warrants held by the Weinstock Family Trust.
(7) Includes 108,333 shares out of 125,000 shares issuable upon exercise of stock options held by Mr. Spivak.
(8)  Address is 1 Homs Court Hillsborough, California 94010.
(9)  Address is 11828 La Grange Avenue, Los Angeles, California 90025. Includes
     (a) 242,625 shares of common stock held by Keith Wolff, as Trustee of The Keith M. Wolff 2000 Irrevocable Trust, (b) 95,000 shares of common stock held by KMWGEN Partners, of which Mr. Wolff is the general partner, and (c) 95,000 shares of common stock underlying warrants held by KMWGEN Partners. Mr. Wolff has the sole power to vote or to direct the vote, and the sole power to dispose or to direct the disposition of, the securities beneficially owned by Mr. Wolff, other than the securities owned by KMWGEN Partners, as to which Mr. Wolff shares power with his father, Lewis Wolff. The information set forth herein is based on Amendment No. 1 to the
     Schedule 13D dated July 27, 2001 filed by Mr. Wolff with the Securities and Exchange Commission and information reflected in Schedule 13D described in foot (11) below.
(10) Address is 15 Alton Hill, Southampton SN01 Bermuda. The information set forth herein is based on the Schedule 13G, Amendment No. 2, dated February 14, 2005 filed by Cundill International Company Ltd with the Securities and Exchange Commission.
(11) Address is 11828 La Grange Avenue, Los Angeles, California 90025. Includes
     (a) 2,375 shares of common stock held directly, (b) 134,272 shares of common stock held by KMWGEN Partners, (c) 95,000 shares of common stock underlying five year $2.25 warrants held by KMWGEN Partners, (d) 21,250 shares of common stock issuable upon exercise of stock options held by Mr. Wolff, (e) 125,000 shares issuable upon conversion of 500 shares of Series II Convertible Preferred Stock, held by KMWGEN Partners, and (f) 75,000 shares issuable pursuant to a warrant to purchase shares at an exercise price of $2.12 per share, held by KMWGEN Partners. The Series II Convertible Preferred Stock is convertible commencing June 24, 1998 into a number of shares determined by dividing $1,000 per share by the greater of $4.00 or 75% of the average closing price of the Company's Common Stock over the five trading days immediately preceding conversion, but not higher than $10.00. For purposes hereof, the number of shares shown as being issuable upon conversion of the Series Convertible Preferred Stock is based on a conversion price of $4.00, the minimum conversion price of the Series II convertible Preferred Stock. Mr. Wolff, as Trustee of the Wolff Revocable Trust of 1993, may be deemed to be the beneficial owner of all such securities except for the shares underlying the option to purchase 21,250 shares which option is held directly by Mr. Wolff. Mr. Wolff has the sole power to vote or to direct the vote, and the sole power to dispose or to direct the disposition of, all the shares beneficially owned by Mr. Wolff, other than 190,000 shares beneficially owned by KMWGEN Partners, of which Mr. Wolff and his son, Keith M. Wolff, are the general partners. The information set forth herein is based on Amendment No. 5 to the Schedule 13D dated March 1, 2003 filed by Mr. Wolff with the Securities and Exchange Commission on April 9, 2003.
(12) Includes (a) (i) 71,525 shares of common stock held by Stephen Ross and Rachel Ross as co-trustees of the Ross Family Trust, and (ii) 7,960 shares of common stock held by the Mazel Trust of which Stephen Ross is the co-trustee, (b) (i) 63,565 shares of common stock underlying five year $2.25 warrants, held by Stephen Ross and Rachel Ross as co-trustees of the Ross Family Trust, (ii) 16,029 shares of common stock underlying five year $2.77 warrants, held by Stephen Ross and Rachel Ross as co-trustees of the Ross Family Trust, and (iii) 16,029 shares of common stock underlying five year $2.77 warrants, held by the Mazel Trust of which Stephen Ross is the co-trustee, and (c) 27,250 shares issuable upon exercise of stock options held by Mr. Ross.
(13) Includes 45,650 shares out of 69,250 shares issuable upon exercise of stock options held by Mr. Sola.
(14) Includes 0 shares out of 50,000 shares issuable upon exercise of stock options held by Mr. Gay.
(15) Mr. MacLeod is an officer of Starwood Hotels & Resorts Worldwide. Mr. MacLeod disclaims any beneficial interest in any shares held by Starwood Hotels & Resorts Worldwide.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company has entered into transactions with various entities that may be deemed to be controlled by Lewis Wolff. Mr. Wolff is the trustee of the Wolff Revocable Trust of 1993 that holds all of the outstanding preferred stock of the Company and may be deemed to be a controlling shareholder of the Company. Mr. Wolff has served as director of the Company since June 2001. Transactions that provide for ongoing obligations and/or rights of the Company, or with respect to which amounts were paid during 2001 and/or 2002, and which may be deemed to have been entered into with Mr. Wolff and his affiliates include: (1) lease of the site of the San Jose Grill at the San Jose Fairmont Hotel from an entity in which Mr. Wolff is a part owner and (2) entry into an agreement with Hotel Restaurant Properties, Inc. ("HRP"), an entity controlled by a member of Mr. Wolff's family, pursuant to which HRP will assist the Company in locating hotel locations for the opening of restaurants and pursuant to which HRP is entitled to a portion of the fees or profits from those restaurants. Rents in the amount of $160,000 and $136,000 were accrued by the Company with respect to the San Jose Grill during 2003 and 2004, respectively.

     In August 1998, the Company entered into an agreement with HRP, of which Mr. Keith Wolff is President. Pursuant to the agreement HRP will assist the Company in locating hotel locations for the opening of restaurants. HRP is entitled to a portion of the fees or profits from those restaurants. The Company paid $290,000 and $235,000 of management fees to HRP during fiscal years 2003 and 2004, respectively. The agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. As of December 26, 2004, HRP owed to the Company $396,000. As of December 28, 2003, HRP owed to the Company $255,000.

     In July 2000, Lewis Wolff and Michael Weinstock each agreed to guarantee $750,000 of the Company's bank credit facility. Pursuant to the terms of the guarantee, the Company issued to each of Mr. Wolff and Mr. Weinstock 75,000 warrants exercisable to purchase common stock at $1.41 per share. In 2001 each of Mr. Wolff and Mr. Weinstock received an additional 75,000 five year warrants exercisable at $2.12 per share. Additionally, the Company agreed to pay each of Mr. Wolff and Mr. Weinstock interest at the rate of 2% per annum of the average annual balance of the loans guaranteed. No interest was accrued or paid to Mr. Wolff and Mr. Weinstock during the years ended December 28, 2003 and December 26, 2004.

     In July 2001, the Company completed a series of transactions with Starwood Hotels & Resorts Worldwide, Inc., pursuant to which (1) Starwood acquired, for $1,000,000.50, 666,667 shares of Common Stock and five year $2.00 666,667 warrants to purchase shares of the Company's Common Stock, (2) the Company and certain shareholders agreed to take appropriate actions, so long as Starwood owns no fewer than 333,333 shares of Common Stock, to cause one nominee of Starwood to be elected to the Company's board or, in the event the number of restaurants operated pursuant to the Starwood Agreements equals or exceeds ten restaurants, to cause two nominees of Starwood to be elected to the Company's board, and (3) the Company and Starwood agreed to jointly develop the Company's branded restaurants in Starwood properties with Starwood being the exclusive major hotel operator in which the Company's restaurants are developed, managed, operated or licensed. Norman MacLeod has been designated as Starwood's board representative and currently serves as a Director of the Company.

     In conjunction with, and as a condition of, the Starwood transactions, the Company was obligated to secure funding, in addition to that provided by Starwood, in an amount not less than $1,000,000 from the sale of equity securities to other investors on terms not more favorable to the investors than those of Starwood. Pursuant to that obligation, the Company sold, for $142,500, 95,000 shares of common stock and 95,000 five year $2.25 warrants to KMWGEN Partners, a partnership of which Lewis Wolff, as Trustee of the Wolff Revocable Trust of 1993, and Keith Wolff, as Trustee of The Keith M. Wolff 2000 Irrevocable Trust, are general partners.

     Also, in conjunction with the Starwood transactions, the Company sold 65,565 shares of common stock to the Ross Family Trust for $95,348. The Ross Family Trust and the Mazel Trust, both of which Mr. Ross is co-trustee of, in 2000, loaned $400,000 to the Company for which it is paid interest of 10% and was issued 40,000 five year warrants exercisable at $1.40625 per share. In 2001 the trusts were issued an additional 32,058 four year warrants exercisable at $2.77 per share. In 2002, the Ross Family Trust acquired the loans from the Mazel Trust. The Company owed $67,635 to the Ross Family Trust at December 28, 2003 and $0 at December 26, 2004. Stephen Ross, co-trustee of the Ross Family Trust was elected as a director of the Company in 2001, following the Starwood transactions.

     The Starwood Agreements also provide for the issuance to Starwood, after the aggregate number of branded restaurants covered by management agreements or licensing agreements reaches five, ten, fifteen and twenty (each a "Development Threshold Date"), of warrants (the "Development Warrants") to purchase a number of shares of the Company's Common Stock equal to 4% of the then outstanding shares of capital stock. The Development Warrants will have an exercise price equal to (1) if the fair market value of the Common Stock as of the applicable Development Threshold Date is greater than the fair market value of the Common Stock as of the closing date of the transactions contemplated by the Starwood Agreements (the "Closing Date"), the greater of (A) 75% of the fair market value of the Common Stock on the date of issuance of the Development Warrants or (B) the fair market value of the Common Stock on the closing date as defined in the Starwood Agreements, or (2) if the fair market value of the Common Stock as of the applicable Development Threshold Date is equal to or less than the fair market value of the Common Stock on the closing date, the fair market value of the Common Stock as of the applicable Development Threshold Date.

     In addition to the Development Warrants, the Starwood Agreements provide for the issuance of warrants (the "Incentive Warrants") to Starwood to purchase a number of shares of the Company's Common Stock equal to 0.75% of the then outstanding shares of capital stock of the Company on the date of execution of any management agreement or license agreement (the "Initial Incentive Threshold Date") resulting in the total number of restaurants being operated pursuant to the Starwood Agreements exceeding 35% of the total branded restaurants operated by the Company. Additional Incentive Warrants will be issued on each anniversary of the Initial Incentive Threshold Date provided that the incentive threshold continues to be satisfied.

     In 1993, Michael Weinstock, Executive Vice President and Chairman of the Board, loaned $85,000 to the Company in an uncollateralized subordinated note, renewable annually with interest accruing at 7% per annum. At December 26, 2004, the balance owed to Mr. Weinstock, including accrued interest, totaled $152,502.

     In 1998, Robert Spivak, President and Chief Executive Officer, loaned $70,000 to the Company in an uncollateralized subordinated note, renewable annually with interest accruing at 10% per annum. At December 26, 2004, the balance owed to Mr. Spivak, including accrued interest, totaled $106,750.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table presents fees for professional audit services rendered by Moss Adams LLP for the audit of the Company's annual financial statements for the year ended December 26, 2004 and fees billed for other services rendered by Moss Adams during the year and for professional audit services rendered by PricewaterhouseCoopers LLP, our former independent registered public accounting firm, for the audit of the Company's annual financial statements for the year ended December 28, 2003 and fees billed for other services rendered by PricewaterhouseCoopers LLP during the year.


                             Fiscal 2004          Fiscal 2003
                             -----------          -----------
Audit fees (1)                   207,120              109,000
Audit related fees (2)            47,500               47,500
Tax fees                           4,397                    -
All other fees                         -                    -
Total                            259,017              156,500
                             ============         ===========

(1) Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Moss Adams LLP or PricewaterhouseCoopers LLP, as appropriate, in connection with statutory and regulatory filings or engagements.
(2) Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees." This category includes fees related to audits of affiliated entities in which the Company owns an interest or from which the Company receives management or license fees.

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

     (2)  Financial  Statement  Schedules

     Schedule  II  -  Valuation  and  Qualifying  Accounts  and  Allowances

     (3)  Exhibits

     Exhibit
      Number              Description  of  Exhibit
     ------               ------------------------

      3.1      Certificate of Incorporation, as amended, of Grill Concepts, Inc.
               (4)
      3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (5)
      3.3 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (10)

      3.4 Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (17)
      3.5      Bylaws, as amended, of Grill Concepts, Inc. (1)
      3.6 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)
      4.1      Certificate of Designation fixing terms of Series II Preferred
               Stock  (5)
      4.2      Specimen Common Stock Certificate (1)

    +10.1      Grill Concepts, Inc. 1995 Stock Option Plan (3)

     10.2      Operating Agreement for San Jose Grill LLC, dated June 1997 (6)
     10.3 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (6)
     10.4 Subordinate Note, dated December 1997, relating to San Jose Grill LLC (7)
     10.5      Management Agreement re: San Jose City Bar & Grill (10)
     10.6 Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (8)
     10.7 License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C. (8)
     10.8 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (8)
     10.9 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (8)
     10.10 Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (9)
     10.11     Addendum to Management Agreement re: San Jose City Bar & Grill
               (9)
    +10.12 Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan, as amended February 27, 2001 (11)
     10.13     Bank of America Business Loan Agreement (12)
     10.14     Peter Roussak Warrant dated November 1999 (12)
     10.15     Chicago - Grill on the Alley Warrant (12)
     10.16     Chicago - Grill on the Alley First Extension Warrant (12)
     10.17     Chicago - Grill on the Alley Second Extension Warrant (12)
     10.18     Guaranty - Michigan Avenue Group Note (12)
     10.19     Operating Agreement for Chicago - The Grill on the Alley LLC (12)
     10.20     Letter Agreement dated July 19, 2000 with Wells Fargo Bank (13)
     10.21 Indemnification Agreement between Grill Concepts, Inc., Lewis N. Wolff and the Lewis N. Wolff Revocable Trust of 1993 and Michael
               S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust (13)
     10.22     Form of Letter Agreement regarding Loan Facility (13)
     10.23     Form of four year 9% Promissory Note (13)
     10.24     Form of Warrant issued in connection with Promissory Notes (13)
     10.25 Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff (13)
     10.26     Form of Warrant issued in connection with Loan Guaranty (13)
     10.27     Michael Grayson Warrant (16)
     10.28 Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (14)
     10.28 Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (16)

     10.29     Development Agreement by and between Grill Concepts, Inc. and
               Starwood  Hotels  &  Resorts  Worldwide,  Inc.  (16)
     10.30     Investor Rights Agreement by and between Grill Concepts, Inc. and
               Starwood  Hotels  &  Resorts  Worldwide,  Inc.  (16)
     10.31     Stockholders' Agreement by and between Grill Concepts, Inc.,
               Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael
               Weinstock,  Lewis Wolff, Keith Wolff and Wolff Revocable Trust of
               1993.  (15)
     10.32     Form of $2.00 Warrant. (16)
     10.33     Amendment to Hotel Restaurant Properties, Inc. Agreement, dated
               July 27, 2001 (17)
     10.34     Amendment to San Jose City Bar and Grill Agreement (18)
    +10.36     Employment Agreement, dated January 1, 2004, with Robert Spivak
               (20)
    +10.37     Consulting Agreement with Robert Spivak (20)
    +10.38     Employment Agreement, dated June 22, 2004, with Philip Gay (21)
     14.1      Code of Business Ethics - CEO and Senior Financial Officers (19)
     14.2      Code of Ethics (19)
     21.1*     Subsidiaries of Registrant
     23.1*     Consent of PricewaterhouseCoopers LLP
     23.2*     Consent of Moss Adams LLP
     31.1*     Section 302 Certification of CEO
     31.2*     Section 302 Certification of CFO
     32.1*     Certification of CEO Pursuant to 18.U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.
     32.2*     Certification of CFO Pursuant to 18.U.S.C. Section 1350, as
               Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3) Incorporated by reference to the respective exhibits filed with Registrant's Quarterly Report on Form 10-QSB for the quarter ended June 25, 1995.
(4) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.
(5) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended June 29, 1997.
(6) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.
(7) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended March 29, 1998.
(8) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.
(9) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.
(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 1999.
(11) Incorporated by reference to the Company's Definitive Proxy Statement filed May 29, 2001.
(12) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 26, 1999.

(13) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended September 24, 2000.
(14) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(15) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended April 1, 2001.
(16) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated May 16, 2001.
(17) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended July 1, 2001.
(18) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 30, 2001.
(19) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 28, 2003.
(20) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended March 28, 2004.
(21) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 2004.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL  CONCEPTS,  INC.

                                          By: /S/ Robert Spivak
                                              --------------------------------
                                              Robert  Spivak
                                              President

                                          Dated:  May   , 2005
                                                      --

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature            Title            Date
     ---------            -----            ----

/s/ Robert Spivak        President, Chie Executive Officer       May 23,  2005
---------------------    and Director (Principal Executive
Robert  Spivak           Officer)

/s/ Michael Weinstock    Chairman of the Board of Directors      May 23,  2005
---------------------    and Executive Vice President
Michael  Weinstock

/s/ Bruce Schwartz       Director                                May 23,  2005
---------------------
Bruce  Schwartz

/s/ Glenn Golenberg      Director                                May 23,  2005
---------------------
Glenn  Golenberg

/s/ Norman MacLeod       Director                                May 23,  2005
---------------------
Norman  MacLeod

/s/ Stephen Ross         Director                                May 23,  2005
---------------------
Stephen  Ross

/s/ Lewis Wolff          Director                                May 23,  2005
---------------------
Lewis  Wolff

/s/ Philip Gay           Chief  Financial  Officer               May 23,  2005
---------------------    (Principal Accounting Officer and
Philip  Gay              Principal Financial Officers

Grill Concepts, Inc. and Subsidiaries    Schedule  II

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Allowance for Doubtful Accounts:


                                        Additions                    Balance
                    Balance at         Charged to         Net        At End
Year Ended       Beginning Of Year     Operations     Deductions     Of Year
December 29, 2002    $     -          $ 46,000        $     -       $ 46,000
December 28, 2003    $46,000          $ 29,000        $ 62,000      $ 13,000
December 26, 2004    $13,000          $134,000        $  4,000      $143,000

Valuation Allowance for Deferred Taxes:


                                        Additions                    Balance
                    Balance at         Charged to         Net        At End
Year Ended       Beginning Of Year     Operations     Deductions     Of Year
December 29, 2002  $3,316,000            $156,000      $   -        $3,472,000
December 28, 2003  $3,472,000            $ 76,000      $   -        $3,548,000
December 26, 2004  $3,548,000            $ 22,000      $   -        $3,570,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                   F-2

CONSOLIDATED BALANCE SHEETS
      AS OF DECEMBER 26, 2004 AND DECEMBER 28, 2003 (RESTATED)              F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 (RESTATED)    F-6
     AND DECEMBER 29, 2002 (RESTATED)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 (RESTATED)    F-7
     AND DECEMBER 29, 2002 (RESTATED)

CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 26, 2004, DECEMBER 28, 2003 (RESTATED)    F-8
     AND DECEMBER 29, 2002 (RESTATED)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                  F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Grill Concepts, Inc.

We have audited the accompanying consolidated balance sheet of Grill Concepts, Inc. and subsidiaries as of December 26, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and subsidiaries as of December 26, 2004, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements as of December 28, 2003 and for each of the two years in the period ended December 28, 2003.

Moss Adams LLP
Los  Angeles,  California
May 5, 2005

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of Grill Concepts, Inc.

In our opinion, the consolidated balance sheet as of December 28, 2003 and the related consolidated statements of operations, of stockholders' equity and of cash flows for each of the two years in the period ended December 28, 2003 referred to under Item 15(a)(1) and listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Grill Concepts, Inc. and its subsidiaries at December 28, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the years ended December 28, 2003 and December 29, 2002 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its consolidated financial statements as of December 28, 2003 and for each of the two years in the period ended December 28, 2003.

As discussed in Note 2 to the accompanying consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) effective December 29, 2003, and has applied the retroactive adoption provisions of FIN 46 in these consolidated annual financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California
March 11, 2004, except for (i) the restatement as described in Note 1 under the headings "Stock Compensation and Miscellaneous Adjustments" and "Joint Venture Accounting and Miscellaneous Adjustments", which appear in the consolidated financial statements included in the Company's Form 10-K/A Amendment No. 2 for the year ended December 31, 2003 and are not presented herein, as to which the dates are May 14, 2004 and October 11, 2004, respectively, (ii) the effect of the retroactive adoption of FIN 46 described in Note 2 to the accompanying consolidated financial statements, as to which the date is October 11, 2004, and
(iii) the restatement described in Note 1 to the accompanying consolidated financial statements under the heading "Restatement of Financial Statements", as to which the date is May 5, 2005


                                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                                           DECEMBER 26,   DECEMBER 28,
                                                                                              2004.         2003.
                                                                                           ------------  ------------
ASSETS                                                                                                      RESTATED
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                                 $ 1,407,000   $ 1,496,000
 INVENTORIES                                                                                   620,000       585,000
 RECEIVABLES, NET OF RESERVE ($143,000 AND $13,000 IN 2004 AND 2003, RESPECTIVELY)             836,000       658,000
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                   2,372,000     1,728,000
 REIMBURSABLE COSTS RECEIVABLE                                                                 928,000       580,000
                                                                                           ------------  ------------
     TOTAL CURRENT ASSETS                                                                    6,163,000     5,047,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                                  11,864,000    10,988,000

GOODWILL, NET                                                                                  205,000       205,000
LIQUOR LICENSES                                                                                350,000       350,000
RESTRICTED CASH                                                                                882,000        72,000
NOTE RECEIVABLE                                                                                101,000       111,000
OTHER ASSETS                                                                                   184,000       274,000
                                                                                           ------------  ------------
     TOTAL ASSETS                                                                          $19,749,000   $17,047,000
                                                                                           ============  ============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE                                                                          $ 1,988,000   $ 1,046,000
 ACCRUED EXPENSES                                                                            2,548,000     2,400,000
 REIMBURSABLE COSTS PAYABLE                                                                    928,000       580,000
 CURRENT PORTION OF LONG-TERM DEBT                                                             196,000       298,000
 CURRENT PORTION NOTES PAYABLE - RELATED PARTIES                                               294,000       345,000
                                                                                           ------------  ------------
     TOTAL CURRENT LIABILITIES                                                               5,954,000     4,669,000

LONG-TERM DEBT                                                                                 148,000       285,000
NOTES PAYABLE - RELATED PARTIES                                                                829,000       969,000
OTHER LONG-TERM LIABILITIES                                                                  8,054,000     5,596,000
                                                                                           ------------  ------------

     TOTAL LIABILITIES                                                                      14,985,000    11,519,000
                                                                                           ------------  ------------

MINORITY INTEREST                                                                              934,000     1,784,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:
 SERIES I, CONVERTIBLE PREFERRED STOCK, $0.01 PAR VALUE; 1,000,000 SHARES
         AUTHORIZED, NONE ISSUED AND OUTSTANDING IN 2004 AND 2003                                    -             -
 SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE; 1,000,000 SHARES
     AUTHORIZED, 500 SHARES ISSUED AND OUTSTANDING IN 2004 AND 2003, LIQUIDATION
     PREFERENCE OF $376,000 AND $326,000 IN 2004 AND 2003, RESPECTIVELY                              -             -
 COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED IN 2004 AND
     2003, 5,650,146 ISSUED AND OUTSTANDING IN 2004 AND 5,537,071 ISSUED AND
     OUTSTANDING IN 2003                                                                             -             -
 ADDITIONAL PAID-IN CAPITAL                                                                 13,649,000    13,601,000
 ACCUMULATED DEFICIT                                                                        (9,819,000)   (9,857,000)
                                                                                           ------------  ------------
     TOTAL STOCKHOLDERS' EQUITY                                                              3,830,000     3,744,000
                                                                                           ------------  ------------
     TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                         $19,749,000   $17,047,000
                                                                                           ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  DECEMBER 26,  DECEMBER 28,  DECEMBER 29,
                                                                     2004.         2003.         2002.
                                                                  ------------  ------------  ------------
                                                                                  RESTATED      RESTATED
REVENUES:
 SALES                                                            $49,938,000   $45,858,000   $41,826,000
 COST REIMBURSEMENTS                                               12,439,000     9,728,000     7,270,000
 MANAGEMENT AND LICENSE FEES                                        1,282,000     1,037,000       901,000
                                                                  ------------  ------------  ------------
     TOTAL REVENUES                                                63,659,000    56,623,000    49,997,000

OPERATING EXPENSES:
 COST OF SALES (EXCLUSIVE OF DEPRECIATION, PRESENTED SEPARATELY
 BELOW)                                                            14,465,000    13,274,000    11,927,000
 RESTAURANT OPERATING EXPENSES                                     30,552,000    28,050,000    25,649,000
 REIMBURSED COSTS                                                  12,439,000     9,772,000     7,557,000
 GENERAL AND ADMINISTRATIVE                                         4,472,000     3,696,000     3,426,000
 DEPRECIATION AND AMORTIZATION                                      2,005,000     1,816,000     1,868,000
 PRE-OPENING COSTS                                                    167,000       182,000        69,000
 GAIN ON SALE OF ASSETS                                                (2,000)      (11,000)      (71,000)
                                                                  ------------  ------------  ------------
     TOTAL OPERATING EXPENSES                                      64,098,000    56,779,000    50,425,000
                                                                  ------------  ------------  ------------

     LOSS FROM OPERATIONS                                            (439,000)     (156,000)     (428,000)
INTEREST EXPENSE, NET                                                 (98,000)     (138,000)     (150,000)
INTEREST EXPENSE - RELATED PARTIES                                   (174,000)     (193,000)     (214,000)
                                                                  ------------  ------------  ------------

LOSS BEFORE PROVISION FOR INCOME TAXES AND MINORITY
 INTEREST                                                            (711,000)     (487,000)     (792,000)
PROVISION FOR INCOME TAXES                                            (65,000)      (89,000)      (37,000)
                                                                  ------------  ------------  ------------

LOSS BEFORE MINORITY INTEREST                                        (776,000)     (576,000)     (829,000)
MINORITY INTEREST IN LOSS OF SUBSIDIARIES                             814,000       704,000       422,000
                                                                  ------------  ------------  ------------

     NET INCOME (LOSS)                                                 38,000       128,000      (407,000)

PREFERRED DIVIDENDS ACCRUED                                           (50,000)      (50,000)      (50,000)
                                                                  ------------  ------------  ------------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                      $   (12,000)  $    78,000   $  (457,000)
                                                                  ============  ============  ============

NET INCOME (LOSS) PER SHARE APPLICABLE TO COMMON STOCK:
 BASIC NET INCOME (LOSS)                                          $     (0.00)  $      0.01   $     (0.08)
                                                                  ============  ============  ============
 DILUTED NET INCOME (LOSS)                                        $     (0.00)  $      0.01   $     (0.08)
                                                                  ============  ============  ============
AVERAGE-WEIGHTED SHARES OUTSTANDING:
 BASIC                                                              5,608,541     5,537,071     5,537,071
                                                                  ============  ============  ============
 DILUTED                                                            5,608,541     5,640,842     5,537,071
                                                                  ============  ============  ============

  The accompanying notes are an integral part of these consolidated financial statements.


                                           GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                         SERIES I PREFERRED STOCK  SERIES II PREFERRED STOCK  COMMON STOCK     ADDITIONAL
                                                                                                PAID-IN    ACCUMULATED
                            SHARES       AMOUNT.    SHARES        AMOUNT.    SHARES   AMOUNT.    CAPITAL.    DEFICIT.      TOTAL
                            ------      --------    ------      --------  ---------  --------  -----------  ------------ ---------
BALANCE, DECEMBER 30, 2001
(RESTATED)                     -       $      -      500       $      -  5,537,101  $      -  $13,601,000  $(9,578,000) $4,023,000

  NET LOSS (RESTATED)          -              -        -              -          -         -            -     (407,000)   (407,000)
                           ------      --------    ------      --------  ---------  --------  -----------  ------------ ----------

BALANCE, DECEMBER 29, 2002
(RESTATED)                     -              -      500              -  5,537,071         -   13,601,000   (9,985,000)  3,616,000

  NET INCOME (RESTATED)        -              -        -              -          -         -            -      128,000     128,000
                           ------      --------    ------      --------  ---------  --------  -----------  ------------ ----------

BALANCE, DECEMBER 28, 2003
(RESTATED)                     -              -      500              -  5,537,071         -   13,601,000   (9,857,000)  3,744,000

  EXERCISE OF STOCK OPTIONS
  AND WARRANTS                                                             113,075                 48,000                   48,000

  NET INCOME                   -              -        -              -          -         -            -       38,000      38,000
                           ------      --------    ------      --------  ---------  --------  -----------  ------------ ----------


BALANCE, DECEMBER 26, 2004     -       $      -      500       $      -  5,650,146  $      -  $13,649,000  $(9,819,000) $3,830,000
                           ======      ========    ======      ========  =========  ========  ===========  ============ ===========

    The accompanying notes are an integral part of these consolidated financial statements.


                                 GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        DECEMBER 26,  DECEMBER 28,  DECEMBER 29,
                                                                          2004.          2003.         2002.
                                                                       ------------  ------------  ------------
                                                                                       RESTATED       RESTATED
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME (LOSS)                                                     $    38,000   $   128,000   $  (407,000)
 ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET CASH PROVIDED BY
    OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                   2,005,000     1,816,000     1,868,000
         STOCK BASED COMPENSATION EXPENSE (INCOME)                         (84,000)      168,000             -
         ALLOWANCE FOR DOUBTFUL ACCOUNTS                                   130,000       (33,000)       46,000
         GAIN ON SALE OF ASSETS                                             (2,000)      (11,000)      (71,000)
         MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                    (814,000)     (704,000)     (422,000)
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
         INVENTORIES                                                       (35,000)     (103,000)      124,000
         RECEIVABLES                                                      (308,000)     (142,000)       74,000
         REIMBURSABLE COSTS RECEIVABLE                                    (348,000)      (82,000)     (244,000)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                          91,000      (983,000)     (174,000)
         OTHER ASSETS                                                       73,000        34,000       102,000
         ACCOUNTS PAYABLE                                                  942,000        28,000      (208,000)
         ACCRUED EXPENSES                                                  374,000       (81,000)     (438,000)
         REIMBURSABLE COSTS PAYABLE                                        348,000        82,000       244,000
         OTHER LIABILITIES                                                (342,000)      (72,000)     (191,000)
         TENANT IMPROVEMENT ALLOWANCES                                   2,065,000     1,800,000       500,000
                                                                       ------------  ------------  ------------
            NET CASH PROVIDED BY OPERATING ACTIVITIES                    4,133,000     1,845,000       803,000
                                                                       ------------  ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 PURCHASE OF FURNITURE, EQUIPMENT AND IMPROVEMENTS                      (2,866,000)   (1,389,000)   (1,613,000)
 CHANGE IN RESTRICTED CASH                                                (810,000)      544,000      (616,000)
 PROCEEDS FROM SALE OF FIXED ASSETS                                          5,000        26,000       175,000
 (ADVANCE TO) REPAYMENTS FROM MANAGED OUTLETS                                    -        64,000       (64,000)
 PURCHASE OF LIQUOR LICENSES                                                     -       (12,000)            -
                                                                       ------------  ------------  ------------
            NET CASH USED IN INVESTING ACTIVITIES                       (3,671,000)     (767,000)   (2,118,000)
                                                                       ------------  ------------  ------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
 RETURN OF CAPITAL, PREFERRED RETURN AND PROFIT TO MINORITY  MEMBER       (171,000)     (275,000)     (167,000)
 PROCEEDS FROM MINORITY INTERESTS                                           35,000        50,000     1,047,000
 PROCEEDS FROM EQUIPMENT FINANCING                                          45,000             -             -
 NOTE RECEIVABLE COLLECTIONS                                                15,000        15,000             -
 PAYMENTS ON LONG TERM DEBT AND BANK LOANS                                (284,000)     (445,000)     (410,000)
 PAYMENTS ON RELATED PARTY DEBT                                           (191,000)     (217,000)     (196,000)
                                                                       ------------  ------------  ------------

            NET CASH PROVIDED BY (USED IN ) FINANCING ACTIVITIES          (551,000)     (872,000)      274,000
                                                                       ------------  ------------  ------------

            NET INCREASE (DECREASE) IN CASH AND CASH
              EQUIVALENTS                                                  (89,000)      206,000    (1,041,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                             1,496,000     1,290,000     2,331,000
                                                                       ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $ 1,407,000   $ 1,496,000   $ 1,290,000
                                                                       ============  ============  ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
 CASH PAID DURING THE YEAR FOR:
    INTEREST                                                           $   141,000   $   260,000   $   321,000
    INCOME TAXES                                                       $   181,000   $   175,000   $   100,000
 NON-CASH TRANSACTIONS:
    NOTE RECEIVABLE FROM SALE OF ASSETS                                $         -   $         -   $   117,000

    The accompanying notes are an integral part of these consolidated financial statements.
                                       F-8

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 26, 2004, the Company owned and operated fifteen restaurants, consisting of eight Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood ("The Grill on Hollywood, LLC"): one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and one Daily Grill in Maryland. Each of the Company's restaurants is owned and operated on a non-franchise basis by the Company. In addition the Company manages six Daily Grill restaurants and licenses two additional Daily Grill restaurants. During 2004 the San Jose City Bar and Grill terminated their license agreement.

RESTATEMENT OF FINANCIAL STATEMENTS

     The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants regarding lease accounting issues. As a result of our review, the Company has revised its accounting for leases in 2004 and restated its historical financial statements as of December 28, 2003 and for each of the two years in the period ended December 28, 2003 to correct for these errors in its lease accounting. The Company has also corrected the accounting for complimentary meals and promotional activities as part of this restatement process.

     Historically, the Company recognized straight-line rents and amortized lessor lease incentives using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, the Company should have recognized rent expense (net of the related lessor lease incentives amortization) on a straight-line basis over the term of the lease as defined in SFAS No. 13 which begins on the later of when the Company had access to the site or the lease is executed. The impact of correctly calculating rent expense and lessor lease incentives amortization was to increase restaurant operating expenses and decrease general and administrative expenses by $117,000 and $1,000, respectively, for fiscal year 2003 and to decrease restaurant operating expenses and general and administrative expenses by $61,000 and $4,000, respectively, for fiscal year 2002. The Company also increased other current assets by $1,116,000 to recognize a receivable for tenant improvement allowances to be received, increased fixed assets by $272,000 in fiscal year 2002 to recognize additional construction in progress and increased long-term liabilities by $2,862,000 for lease incentives and deferred rent, to properly reflect the correct lease accounting as of December 28, 2003.

     In closing the 2004 books and records, the Company also reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The Company has revised the amortization period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $70,000 and $69,000 in fiscal year 2003 and fiscal year 2002, respectively.

     A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46R. As discussed in the footnotes below, the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $256,000 and $6,000 in fiscal year 2003 and 2002, respectively.

     During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue at the full retail price of each item with a corresponding increase in operating expenses is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated the complimentary portion of meals and promotional activities from revenues and operating expenses. As a result of these adjustments, revenue and expenses were decreased by $1.7 million in 2003 and $1.5 million in 2002. These adjustments have no impact on previously reported net income.

     The individual per share impact of each adjustment noted above was not considered material. The overall impact on earnings per share is shown below on the tables that follow.

     The effects of our revisions to previously reported Consolidated Financial Statements as of December 28, 2003 and for the years ended December 28, 2003 and December 29, 2002 are summarized as follows.

     The following table reflects the effects of the restatement on the Consolidated Balance Sheet as of December 28,2003:

                                           As previously   Restated
                                             reported
Prepaid expenses and other current assets  $   612,000  $ 1,728,000
Total  current assets                        3,931,000    5,047,000
Furniture, equipment and improvements, net  11,061,000   10,988,000
Total Assets                                16,005,000   17,047,000
Other Long Term Liabilities                  2,734,000    5,596,000
Total Liabilities                            8,657,000   11,519,000
Minority Interest                            2,058,000    1,784,000
Accumulated Deficit                         (8,311,000)  (9,857,000)
Total Stockholders Equity                    5,290,000    3,744,000
Total Liabilities & Equity                  16,005,000   17,047,000

The following table reflects the effects of the restatement on the Consolidated Statement of Operations:

                                         December 28, 2003              December 29, 2002
                                    AS PREVIOUSLY    RESTATED      AS PREVIOUSLY     RESTATED
                                      REPORTED                        REPORTED
                                -----------------  ------------  ---------------  ------------
Sales                                $47,578,000   $45,858,000      $43,336,000   $41,826,000
Total Revenues                        58,343,000    56,623,000       51,507,000    49,997,000
Restaurant operating expenses         29,535,000    28,050,000       27,082,000    25,649,000
General & administrative               3,815,000     3,696,000        3,568,000     3,426,000
Depreciation & amortization            1,746,000     1,816,000        1,799,000     1,868,000
Total operating expenses              58,313,000(1) 56,779,000       51,931,000(1) 50,425,000
Income (loss) from operations             30,000      (156,000)        (424,000)     (428,000)
Loss before taxes & minority
interests                               (301,000)     (487,000)        (788,000)     (792,000)
Loss before minority interest           (390,000)     (576,000)        (825,000)     (829,000)
Minority interest                        448,000       704,000          416,000       422,000
Net income (loss)                         58,000       128,000         (409,000)     (407,000)
Net income (loss) applicable to
common stock                               8,000        78,000         (459,000)     (457,000)


Net income (loss) per share
applicable to common stock:
Basic Net Income (Loss)              $      0.00   $      0.01      $     (0.08)  $     (0.08)
Diluted Net Income (Loss)            $      0.00   $      0.01      $     (0.08)  $     (0.08)


(1) Includes cost of sales amounts that were not included in the "Total operating expenses"
subtotal in prior financial statements.



The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                     December 28, 2003           December 29, 2002
                                                 AS PREVIOUSLY   RESTATED  AS PREVIOUSLY    RESTATED
                                                    REPORTED                  REPORTED
                                                  ------------    -------    ----------    ----------
Cash flows from operating activities
  Net Income (loss)                              $   58,000    $ 128,000    $  (409,000)   $ (407,000)
  Depreciation and amortization                   1,746,000     1,816,000     1,799,000     1,868,000
  Minority interest in net loss of subsidiaries    (448,000)     (704,000)     (416,000)     (422,000)
  Prepaids and other current assets                 (95,000)     (983,000)       54,000      (174,000)
  Accrued expenses                                  (80,000)      (81,000)     (382,000)     (438,000)
  Tenant improvement allowances                           -     1,800,000             -       500,000
  Other long term liabilities                      (138,000)      (72,000)     (182,000)     (191,000)
  Net cash provided by operating
  activities                                        984,000     1,845,000       531,000       803,000
  Tenant improvement allowances                   1,133,000             -             -             -
  Net cash provided by (used in)
  financing activities                              261,000      (872,000)      274,000       274,000

     The Company restated its Consolidated Balance Sheet at December 28, 2003 and the Consolidated Statements of Operations, Stockholders' Equity and Cash Flows for the years ended December 28, 2003 and December 29, 2002. The adjustments associated with all the above corrections resulted in a $1,618,000 reduction in retained earnings as of December 30, 2001. We also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 12 of the Notes to Consolidated Financial Statements).

     LIQUIDITY

     At December 26, 2004, the Company had a working capital surplus of $209,000 and a cash balance of $1.4 million as compared to a working capital surplus of $378,000 and a cash balance of $1.5 million at December 28, 2003. The small decrease in the Company's cash was primarily attributable to purchases of fixed assets of $2.9 million, increases in restricted cash of $0.8 million and repayment of debt of $0.5 million, partially offset by cash provided by operations of $4.1 million including tenant improvement allowances of $2.1 million.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $803,000 to $4.1 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $1.6 million in 2002, $1.4 million in 2003 and $2.9 million in 2004.

     In June 2004, the Company finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expired in October 2004. The terms of the new bank credit facility provide for financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005, and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. The Company has not utilized any funds from the current or prior lines of credit dating back to 2001 and utilized $45,000 of the equipment financing in 2004. There would be no negative impact if the current facility is not extended. Interest is at the bank's variable reference rate. Although the Company was in default of a covenant at year-end, the bank has granted a waiver.

     The Company has held preliminary talks with the bank to renew its existing credit lines for another year. Given the expected capital expenditures of approximately $600,000 (net of $3.5 million in both landlord reimbursements and joint venture contributions) for the new restaurants planned for 2005 and refurbishments on existing restaurants, the Company believes it will be able to meet its expected obligations from its existing cash flow from operations if it is unable to secure bank financing.

     At December 26, 2004, the Company had $45,000 owing under the above mentioned equipment financing, an obligation to a member of Chicago - The Grill on the Alley, LLC of $1.0 million for a guaranteed return of its invested capital, loans from stockholders/ officers/directors of $0.2 million, equipment loans of $0.2 million, and loans/advances from a landlord of $0.1 million.

     The Company projects increased operating cash flows in 2005 which, when added to existing cash balances, is expected to allow it to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. Management believes it can respond to a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months through December 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

     The consolidated financial statements for the period ended December 26, 2004 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., Grill Concepts CD, Inc., six majority-owned subsidiaries: The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC, the Daily Grill at Continental Park, LLC, and 612 Flower Daily Grill, LLC and Universal Grill Concepts Inc.'s investment in the Universal CityWalk Daily Grill. All significant inter-company accounts and transactions for the periods presented have been eliminated in consolidation. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations line, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet line between liabilities and stockholders' equity.

     The Company allocates profits and losses to the minority interest in its partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company's ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture's assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss.

     We reported a minority interest in the loss of our majority owned subsidiaries of $814,000 during 2004, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $154,000, a minority interest in the loss of The Grill on Hollywood, LLC of $357,000, a minority interest in the loss of The Daily Grill at Continental Park, LLC of $483,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $3,000 and a partnership loss in the Universal CityWalk Daily Grill of $125,000. During 2003 we reported a minority interest in the loss of our majority owned subsidiaries of $704,000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $141,000, a minority interest in the loss of The Grill on Hollywood, LLC of $366,000 and a minority interest allocation from The Daily Grill at Continental Park of $334,000 and partnership loss in the Universal CityWalk Daily Grill of $145,000.

     Effective December 28, 2003 (the first day of fiscal year 2004), the Company retroactively adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and restated the prior period financial statements.

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

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. Upon adoption of FIN 46, it was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, and the Universal CityWalk Daily Grill joint partnership. During 2004 it was determined that 612 Flower Daily Grill, LLC would be considered a VIE. The Company has determined it is the primary beneficiary for all these entities.

     If the Company had not retroactively adopted FIN 46, it was determined that the San Jose Grill, Chicago Grill and South Bay Daily Grill would not have been consolidated because the minority interests' have rights which preclude consolidation. The minority interests' rights in the San Jose LLC were deemed to be material in that they vote on the approval of the construction, capital and annual operating budgets as well as refinancing in excess of $10,000. The minority interests' rights at Chicago are similar to San Jose except they do not approve the operating budget. They do however approve construction and capital budgets. The rights of the minority interest in South Bay are also considered material, as borrowings in excess of $50,000 require the minority interest's approval. The minority interest in Hollywood has no such rights, and therefore, it was determined that the Company controlled the entity and consolidation would be appropriate. In the restaurant business ongoing capital expenditures are considered regular and routine, and as such, requiring approval on them from the minority investor is evidence of material control.

     In connection with the building of a new restaurant, in June 2004, 612 Flower Daily Grill, LLC was formed for the operation of the Daily Grill in downtown Los Angeles of which the Company owns 58.4%. Construction of the restaurant will be funded primarily by a capital contribution of $1,250,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $600,000 to be received from the landlord. The Company has contributed $20,000 of its $251,000 capital contribution. The restaurant is scheduled to open in the second quarter of 2005. The 612 Flower Daily Grill, LLC is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets of the 612 Flower Daily Grill, LLC as of and for the year ended December 26, 2004 were approximately $0.7 million.

     In connection with the building of a new restaurant, in May 2002, The Daily Grill at Continental Park, LLC was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened January 16, 2003. The Daily Grill at Continental Park, LLC is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Daily Grill at Continental Park, LLC as of and for the year ended December 26, 2004 were approximately $1.6 million and $2.2 million, respectively.

     In connection with the building of a new restaurant, in July 2001, The Grill on Hollywood, LLC was formed for the operation of "The Grill on Hollywood" restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member and a tenant improvement allowance of up to $1,015,000 received from the landlord. The Company contributed $250,000 to the limited liability company. The LLC is considered a variable interest entity for which the Company is the primary beneficiary and is consolidated in the financial statements that include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Grill on Hollywood as of and for the year ended December 26, 2004 were approximately $0.9 million and $2.9 million, respectively.

     In connection with the building of a new restaurant in June 1999, the Universal CityWalk Daily Grill joint partnership was formed for the purpose of owning and operating the "Daily Grill Short Order" restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. The partners of the entity are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The joint venture is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the Company consolidated the results of the joint venture. Total assets and restaurant sales of the Universal Grill as of and for the year ended December 26, 2004 were approximately $0.9 million and $2.1 million, respectively.

     In connection with the building of a new restaurant, in February 1999, Chicago - The Grill on the Alley, LLC was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the minority interest member of the limited liability company and $750,000 of equipment financing. Chicago - The Grill on the Alley is considered a variable interest entity for which the company is the primary beneficiary. As a result of the adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company. Under the terms of the joint venture agreement, the limited liability company is obligated to repay both the capital contribution of the minority interest member and the loan, both of which accrue interest at eight percent per annum. The Company has guaranteed the joint venture's repayment of both the loan and the contributed capital and therefore recorded the full amount of this obligation as part of related party debt and not as minority interest. Losses generated by the limited liability company have been recognized in the Company's statement of operations with no allocation to the minority interest. Total assets and restaurant sales of Chicago - The Grill on the Alley LLC as of and for the year ended December 26, 2004 were approximately $1.9 million and $4.7 million, respectively.

     In connection with the building of a new restaurant, in January 1998, The San Jose Grill LLC was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The San Jose Grill LLC is considered a variable interest entity for which the Company is the primary beneficiary. As a result of the adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the San Jose Grill LLC as of and for the year ended December 26, 2004 were approximately $1.6 million and $4.3 million, respectively.

     FISCAL YEAR

     The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year. The fiscal years 2004, 2003 and 2002 consisted of 52 weeks ended December 26, 2004, December 28, 2003, and December 29, 2002, respectively.

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

     REVENUE RECOGNITION

     Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are typically determined based on a percentage of revenues and are recognized on an accrual basis when earned. Reimbursements for restaurant operating expenses are recorded as revenues in accordance with EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of- Pocket' Expenses Incurred," as the Company is considered to be the primary obligor with respect to restaurant operating expenses.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

     RESTRICTED CASH

     In January 2004 a $700,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our new Workers Compensation policy. Other restricted cash consists of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed with our insurance claims processor in 2004 for worker's compensation claims.

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

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at December 26, 2004, cash balances were in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits.

     INVENTORIES

     Inventories consist of food, soft beverages, wine and liquor and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

     ACCOUNTS RECEIVABLES

     Accounts receivable consist of amounts due from our managed outlets, hotel charges and various food delivery companies, and are recorded when the products or services have been delivered.

     The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. Due to the slow start of our Daily Grill restaurant in Portland which was opened in September 2003, we have not received any of the management fees earned at this location and therefore, a full reserve was established for these receivables in 2004.


Allowance for doubtful accounts is as follows:

                      Balance at     Additions                Balance
                      Beginning     Charged to       Net       At End
                       Of Year      Operations   Deductions   Of Year
Allowance for
Doubtful Accounts
Year Ended
December 29, 2002     $      -       $ 46,000    $      -    $ 46,000
December 28, 2003     $ 46,000       $ 29,000    $ 62,000    $ 13,000
December 26, 2004     $ 13,000       $134,000    $  4,000    $143,000


     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Most lease agreements contain one or more of the following; tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

     Rent is recognized on a straight-line basis, including over the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company enters the space and begins to make improvements in preparation for intended use. The Company expenses rent on a straight-line basis during the build-out period. Tenant improvement allowances are also recognized on a straight-line basis beginning at the same time as the commencement of the straight-line rent expense.

     Prepaid expenses and other current assets at December 26, 2004 and December 28, 2003 were composed of:

                                   2004        2003
                                ----------  ----------
                                             Restated
Tenant Improvement Allowances
receivable                      $1,851,000  $1,116,000
Prepaid expenses, other            521,000     612,000
                                ----------  ----------
Total prepaid assets and other
current assets                  $2,372,000  $1,728,000
                                ==========  ==========



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

     In accordance with SFAS No. 142, the Company has not amortized goodwill during the years ended December 26, 2004, December 28, 2003 and December 29, 2002.

     EXPENDABLES

     Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized and not amortized. Subsequent purchases are expensed as incurred.

     LIQUOR LICENSES

     The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market. Such costs are not amortized as the licenses have an indefinite life.

     OTHER LONG TERM LIABILITIES

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

     Other Long-Term Liabilities at December 26, 2004 and December 28, 2003 were composed of:

                                      2004        2003
                                   ----------  ----------
                                                Restated
Tenant Improvement Allowances      $5,653,000  $3,232,000
Deferred Rent                       2,401,000   2,364,000
                                   ----------  ----------
Total Other Long-Term Liabilities  $8,054,000  $5,596,000
                                   ==========  ==========



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

     ADVERTISING AND PROMOTION COSTS

     All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 was $571,000, $296,000, and
$359,000, respectively.

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

     STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results of operations. As the Company has not elected to change to the fair value based method of accounting for stock based employee compensation, the adoption of SFAS No. 148 did not have a material impact on the Company's financial position or results of operations. All disclosure requirements of SFAS No. 148 have been adopted and are reflected in these financial statements.

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123. Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment due to the cashless exercise feature of those options (described below), compensation expense was remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense is determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. These Plans provide for options to be issued to the Company's employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. The terms of the option grants originally allowed the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash, subject to the terms of the plan including the rights of the Compensation Committee to amend grants in any manner that the committee in its sole discretion deems to not adversely impact the option holders.

     On June 23, 2004, the Company's Compensation Committee, as administrators of the Company's stock option plans, resolved that the cashless exercise feature in the Company's stock option plan will not be permitted, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2004, 2003 and 2002 would have been as follows:

                                     2004       2003        2002
                                     ----       ----         ----
                                              Restated     Restated
Net income (loss), as reported    $  38,000   $ 128,000   $(407,000)
Add: Stock compensation expense
recorded, net of taxes               84,000     168,000           -
Deduct: Stock compensation
expense under fair value method,
net of taxes                       (189,000)   (163,000)   (185,000)
                                  ----------  ----------  ----------
Net income (loss), pro forma      $ (67,000)  $ 133,000   $(592,000)
                                  ==========  ==========  ==========
Net income (loss) per share, as
reported:
    Basic                         $    0.00   $    0.01   $   (0.08)
    Diluted                       $    0.00   $    0.01   $   (0.08)
Net income (loss) per share, pro
forma:
    Basic                         $   (0.02)  $    0.01   $   (0.12)
    Diluted                       $   (0.02)  $    0.01   $   (0.12)

     The fair value of each option grant issued in fiscal year 2004, 2003 and 2002 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 68.82% to 71.35%, (c) risk-free interest rates ranging from 2.5% to 4.87%, and (d) expected option lives of five and ten years.

     The weighted average fair value of options granted at market price during 2004, 2003 and 2002 was $1.85, $1.39, and $1.02, respectively.

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 26, 2004, December 28, 2003 and December 29, 2002 follows:

                                     2004                     2003                  2002
                                                      Restated               Restated
                            ----------  -----------  ----------  ---------  ----------  ---------
                             Earnings     Shares      Earnings    Shares     Earnings    Shares
Net income (loss)           $  38,000                $  128,000             $(407,000)
Less: preferred
dividends accrued             (50,000)                  (50,000)              (50,000)
                            ----------  -----------  ----------             ----------
Net income (loss)
applicable to common
stock                         (12,000)   5,608,541       78,000   5,537,071  (457,000)  5,537,071
Dilutive securities:
   Dilutive stock options                        -                  47,565                     -
   Warrants                         -            -           -      56,206          -           -
                            ----------  -----------  ----------  ---------  ----------  ---------
Diluted earnings (loss)
available to common
stockholders                $ (12,000)   5,608,541   $   78,000   5,640,842 $(457,000)  5,537,071
                            ==========  ===========  ==========  =========  ==========  =========

     Stock options for 678,425, 454,475, and 669,975 shares for 2004, 2003 and
2002, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 1,719,037, 1,722,786, and 1,732,786, shares for 2004, 2003 and 2002, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. 125,000 shares of common stock issuable upon conversion of preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for 2004, 2003, and 2002.

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

     The Universal CityWalk Daily Grill is owned by a partnership ("the CityWalk Partnership") for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investments ("Return of Member Capital").

     The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the initial capital contributions of the Company and the minority LLC members or partner (the "Members"), (2) additional capital contributions, (3) the distributions of capital to the Members and/or the Company during the year ended December 26, 2004, (4) the unreturned balance of the capital contributions of the Members and/or the Company at December 26, 2004, (5) the Preferred Return rate to Members and/or the Company, (6) the accrued but unpaid preferred returns due to the Members and/or the Company at December 26, 2004, (7) the management incentive fees, if any, payable to the Company, and (8) a summary of the principal distribution provisions. In each of the tables, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this accounting policy footnote under "Principles of Consolidation and Minority Interests."


SAN JOSE GRILL LLC

Initial Capital Contribution:                 Members (a)   $1,149,650
                                                           ===========
                                              Company      $   350,350
                                                           ===========
Distributions of profit during the year
ended December 26, 2004:                      Members       $  171,000
                                                           ===========
                                              Company       $  171,000
                                                           ===========
Unreturned Initial Capital Contributions at
December 26, 2004:                            Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Preferred Return rate:                        Members              10%
                                              Company              10%
Accrued but unpaid Preferred Returns at
December 26, 2004:                            Members       $        0
                                              Company       $        0

Management Fee:                               Company               5%


Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

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

2  Until Return of Preferred Return         50.05% to Company
                                            49.95% to Members

3  Until Return of Additional               50.05% to Company
   Contributions                            49.95% to Members

     Thereafter:

4  Balance of distributable cash            16.67% to Company (Manager)
                                            50.05% of 83.33% to Company
                                            49.95% of 83.33% to Members

     CHICAGO - GRILL ON THE ALLEY

Initial Capital Contribution:                 Members (b)   $1,700,000
                                                           ===========
                                              Company       $        0
                                                           ===========
Distributions of capital and note
repayments during the year ended
December 26, 2004:                            Members (b)   $  252,000
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,076,000
                                                           ===========
Preferred Return rate:                        Members               8%

Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members       $        0

Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------
1  Until Return of Members Capital          100% to Members

2  Until Return of Preferred Return         100% to Members

     Thereafter:

3  Balance of distributable cash            60% to Company
                                            40% to Members

     THE GRILL ON HOLLYWOOD LLC

Initial Capital Contribution:                 Members       $1,200,000
                                                           ===========
                                              Company       $  250,000
                                                           ===========
Distributions of capital during the year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,200,000
                                                           ===========
                                              Company       $  250,000
                                                           ===========
Preferred Return rate:                        Members              12%
                                              Company              12%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        0
                                                           ===========
                                              Company (d)   $        0
                                                           ===========
Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------
1  Until Return of Members Capital and      10% to Company (Manager)
    Preferred Return                        90% to Members

2  Until Return of Company's Capital        90% to Company (Manager)
    and Preferred Return                    10% to Members

     Thereafter:

3  Balance of distributable cash            51% to Company
                                            49% to Members


     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Initial Capital Contribution:                 Members       $1,000,000
                                                           ===========
                                              Company       $  350,000
                                                           ===========
Additional Capital Contribution               Members       $        0
                                                           ===========
                                              Company       $  100,000
                                                           ===========
Distributions of capital during the year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial Capital Contributions
at December 26, 2004:                         Members       $1,000,000
                                                           ===========
                                              Company       $  350,000
                                                           ===========
Preferred Return rate:                        Members              10%
                                              Company (c)          10%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        0
                                                           ===========
                                              Company (d)   $        0
                                                           ===========
Management Fee:                               Company               5%

Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

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

4  Until Return of Members accrued and      10% to Company
   unpaid preferred returns                 90% to Members

5  Until Members Capital Contribution       10% to Company
   Returned                                 90% to Members

6  Until Return of Company's Preferred      90% to Company
   Return                                   10% to Members

7  Until Return of Company's Capital        90% to Company
   Contribution                             10% to Members

     Thereafter

8  Balance of distributable cash            50.1% to Company
                                            49.9% to Members

     UNIVERSAL CITYWALK DAILY GRILL

Initial Capital Contribution:                 Members       $1,100,000
                                                           ===========
                                              Company       $        0
                                                           ===========
Additional Capital Contributions:             Members       $  201,106
                                                           ===========
                                              Company       $  201,106
                                                           ===========
Distributions of capital during year
ended December 26, 2004:                      Members       $        0
                                                           ===========
                                              Company       $        0
                                                           ===========
Unreturned Initial and Additional Capital
Contributions at December 26, 2004:           Members       $1,301,106
                                                           ===========
                                              Company       $  201,106
                                                           ===========
Preferred Return rate:                        Members       Prime rate
                                              Company               0%
Accrued but unpaid Preferred Returns
at December 26, 2004:                         Members (d)   $        -
                                                           ===========
                                              Company       $        -
                                                           ===========
Management Fee:                               Company               5%


Principal Distribution Provisions:

     Order of Distributions                 ALLOCATION
     -----------------------                ------------

1  Until Return of Additional Capital       50% to Company (Manager)
   Contributions                            50% to Members

2  Until Return of $550,000 of Members      0% to Company (Manager)
   Capital Contribution                     100% to Members

3  Until Members unpaid preferred           0% to Company (Manager)
   return is paid in full                   100% to Members

4  Until return of initial contribution     20% to Company (Manager)
   and preferred return                     80% to Members

   Thereafter:

5  Balance of distributable cash            50% to Company
                                            50% to Members

(a) The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b) The initial capital contributions of the Members of Chicago - Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distributions of capital and note repayments for the year ended December 26, 2004 includes $124,000 of capital and note payments and $128,000 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan of has been recognized as notes payable - related parties.
(c) The Company's preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation to the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $545,000 and the Company would have an accrued preferred return of $113,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $215,000 and the Company would have an accrued preferred return of $96,000. If preferred returns were accrued for the CityWalk Partnership the member would have an accrued preferred return of $430,000.


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

     The Company's management believes that that the fair values of assets and liabilities that are on the financial statements classified as current approximates their carrying values because of the short-term maturity of these assets and liabilities. The fair values of non-current assets and liabilities that are financial instruments, including restricted cash, long-term debt and notes payable related parties closely approximates their carrying value.

     RECENTLY ISSUED ACCOUNTING REQUIREMENTS

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

     On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Pro forma disclosure is no longer an alternative.

     As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share above.

     We expect to adopt Statement 123(R) in the first quarter of 2006.

3.   FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

     Furniture, equipment and improvements at December 26, 2004 and December 28, 2003 consisted of:

                                                2004           2003
                                            -------------  -------------
                                                              Restated
Furniture, fixtures and equipment           $  9,201,000   $  8,413,000
Leasehold improvements                        15,616,000     14,034,000
Construction In Progress                       1,039,000        624,000
Motor vehicle                                          -         23,000
Expendables                                      509,000        442,000
                                            -------------  -------------

Furniture, equipment and improvements         26,365,000     23,536,000

Less, Accumulated depreciation               (14,501,000)   (12,548,000)
                                            -------------  -------------
Furniture, equipment and improvements, net  $ 11,864,000   $ 10,988,000
                                            =============  =============

4.   ACCRUED EXPENSES

Accrued Expenses at December 26, 2004 and December 28, 2003 consist of the following:

                                           2004        2003
                                        ----------  ----------
Accrued payroll & taxes                 $  829,000  $  744,000
Accrued sales tax                          285,000     278,000
Stock based compensation                    36,000     168,000
Accrued vacation                           393,000     399,000
Accrued audit fees                          20,000     137,000
Accrued rent                               101,000      93,000
Workers compensation
claim reserves                             321,000           -
Accrued preferred return                         -     200,000
Other                                      563,000     381,000
                                        ----------  ----------
Total                                   $2,548,000  $2,400,000
                                        ==========  ==========


5.   DEBT

     In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility to replace our facility that expired in October 2004. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005, and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. Interest is at the bank's variable reference rate.

     The credit facility is collateralized by an interest in the assets of the Company. In connection with this facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements. Although we were in default of a covenant at year end, the bank has granted us a waiver for periods through December 26, 2004.

     Debts at December 26, 2004 and December 28, 2003 are summarized as follows:

                                                                       2004      2003
                                                                     --------  --------
Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at
4.0%, due September 23, 2006.                                        $ 31,000  $ 49,000

Note payable to lessor, uncollateralized, payable monthly,
1,435, including interest at 10.0%, due April 30, 2013.               106,000   113,000

Note payable for equipment, payable monthly, $14,597,
including interest at 9.25%, due April 30, 2004.                            -    44,000

Note payable for equipment, payable monthly, $6,382,
including interest at 10.8%, due May 1, 2004.                               -    25,000

Note payable to GMAC had an original principal amount of
201,948.  This note carries an interest rate of 10.3% per
annum.  The note has defined monthly payment terms of
4,068 with the final payment on the first of January 2005.              4,000    46,000

Note payable for equipment, payable monthly, $15,396,
including interest at 10.8%, due December 1, 2005.                    158,000   306,000

Note payable to Union Bank under the equipment financing
portion of the credit facility, payable in monthly installment of
982, including interest at 7.49%, due December 2009                    45,000         -
                                                                     --------  --------

                                                                      344,000   583,000

Less, Current portion of long-term debts                              196,000   298,000
                                                                     --------  --------
 Long-term portion                                                   $148,000  $285,000
                                                                     ========  ========



     Principal maturities of long-term debt are as follows:

               Year Ending December
               --------------------
                       2005                 $   196,000
                       2006                      29,000
                       2007                      20,000
                       2008                      19,000
                       2009                      16,000
                       Thereafter                64,000
                                          -------------
                         Total              $   344,000
                                          =============

6.   RELATED PARTIES

     Debts with related parties at December 26, 2004 and December 28, 2003 consisted of:

                                                                       2004         2003
                                                                       ----         ----
Uncollateralized note payable to officer/Board member/major
shareholder, with interest payable at a rate of 10% per annum.
The note payable and interest is due on June 30, 2005.           $    70,000  $   70,000

Uncollateralized subordinated note payable to officer/Board
member/major shareholder, with interest payable at a rate of
7.0% per annum.  The note payable and interest is due on
June 30, 2005.                                                        85,000      85,000

Note payable to a member of the Board of Directors, payable
monthly, $9,954, including interest at 9.0%, due August 1,
2004.                                                                      -      67,000

Collateralized subordinated note and mandatorily redeemable
capital payable to a member of Chicago - The Grill on the Alley
LLC. The original principal amount of the note was $1,699,000.
Although $1,190,000 of the note was converted to equity in
February 1999, the LLC is obligated to repay the capital on
terms similar to the original note.  The note and capital bear monthly payments of $20,972, including interest at 8% per
annum.  The note will mature on April 1, 2010.  The Company
guaranteed repayment of the loan and capital on behalf of
Chicago - The Grill on the Alley, LLC and issued 203,645
warrants to acquire common stock at $4.00 per share. The fair value of the warrants ($322,000) has been recorded as a
discount to the obligation which is being accreted to interest
expense over the term of the loan.                                   968,000   1,092,000
                                                                 -----------  ----------
                                                                   1,123,000   1,314,000

Less, Current portion of notes payable - related parties             294,000     345,000
                                                                 -----------  ----------

             Long-term portion                                   $   829,000  $  969,000
                                                                 ===========  ==========

     Principal maturities of debts with related parties are as follows:

                 Year Ending December
                 --------------------
                        2005                $   294,000
                        2006                    158,000
                        2007                    179,000
                        2008                    202,000
                        2009                    228,000
                        Thereafter               62,000
                                         --------------
                           Total            $ 1,123,000
                                         ==============

     Related party interest expense incurred was $174,000, $193,000 and $214,000 in fiscal years 2004, 2003 and 2002 respectively.

     The Company had agreed to pay to each of two stockholders interest at a rate of 2% per annum of the average annual balance of the expired bank credit facility for guaranteeing the note with their personal assets. Interest expense, related to the guarantee, totaled zero in each of the fiscal years 2004, 2003 and 2002.

     Two stockholders, who are also officers of the Company, have loaned the Company money. Interest accrues on these loans, but to date has not been paid. Interest accrued was $104,000, $91,000 and $78,000 for the fiscal years 2004, 2003 and 2002, respectively.

     A stockholder of the Company was the lessor for property leased by the Pizzeria Uno Restaurant in Cherry Hill. Rent expense related to this operating lease was zero, zero, and $83,000, for each of the fiscal years 2004, 2003 and 2002, respectively.

     The holder of all of the Company's preferred stock is also a current Member of our Board of Directors and is a part owner of the San Jose Fairmont Hotel,
the site of The San Jose Grill LLC.   Lease payments made to the Fairmont Hotel
were $160,000, $136,000 and $123,000 for the fiscal years 2004, 2003 and 2002,
respectively.   He is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which was one of the restaurants licensed by the Company which was converted from a management agreement entered into during
1998.  The license agreement was terminated during 2004.   Revenue related to
the license and management agreement was $4,000, $6,000, and $62,000 for the fiscal years 2004, 2003 and 2002, respectively.

     In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two original owners of HRP is a family member of the above-referenced preferred stockholder of the Company. On May 11, 1999 the HRP agreement was amended under the same terms and conditions ("HRP II") except that HRP II is 100% owned by the family member. Both HRP and HRP II are referred to as HRP. There were $290,000, $235,000, and $168,000 of management fees paid to HRP on this Agreement for fiscal year 2004, 2003 and 2002, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. Receivable from HRP was $396,000 at December 26, 2004 and $255,000 at December 28, 2003.

     The operating agreement between HRP and GCI contains a clause whereby, HRP has the right to cause GCI to purchase HRP (the put option) at any time there is a change in control or after May 2004 subject to certain conditions and at the same time, GCI has the right to purchase HRP (the call option) after May 2004 subject to certain conditions. The purchase is governed by the following terms:

     The Agreed Purchase Price ("APP") (principally paid in stock) under the put or call option will be 25% multiplied by 10 (Multiple) times the Operating Income of HRP (Gross Receipts for the prior twelve months less Operating Expenses which are averaged over a five year period), with certain allowed exclusions from Operating Income minus the principal balance of any outstanding loans (with certain allowed exclusions) to HRP. Under the Put Option the Multiple may change if 87.5% multiplied by the Closing Price of the Company's Common Stock divided by EBITDA per share is less than 10. If the Company sells assets or stock to certain third parties introduced to GCI by HRP which causes a Change in Control, then purchase price will be the greater of: (A) $3,000,000 or
(B) the APP not to exceed $4,500,000.

     The Company concluded that the options relating to HRP would be defined as a derivative under FAS 133. However, because the purchase price was based on a floating price, it was determined that the value of the put and call would be identical so long as the formula resulted in a representative fair value of HRP.

     The Company concluded that the multiple was based on fair value because the original formula was negotiated between two parties. This fact was reconfirmed when the HRP agreement was amended approximately three years later at the time the Company entered into a development agreement with Starwood Hotels and the multiple for the HRP put and call options did not change. We believe the multiple used in the formula to be within a tolerable range of those found in the marketplace. Therefore, management asserts that the formula is a reasonable approximation of fair value of the HRP business that results in the put and call options having similar values. Additionally, because fair market puts and calls have little value on their own, any asset and liability related to these would be insignificant. No derivative accounting is necessary in these circumstances and therefore, no accounting recognition has been made in the financial statements.

     The Company will continue to evaluate the appropriateness of formula to market conditions to ensure it represents fair market value, and will continue to evaluate the formula going forward and to the extent it no longer represents fair market value, will account for the derivative appropriately.

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

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 26, 2004. Accumulated dividends in arrears totaled $376,000 and $326,000 as of December 26, 2004 and December 28, 2003, respectively.

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

     In November 1999, 3,750 warrants exercisable at $2.00 were issued as additional compensation in relation to a private placement memorandum. These warrants expired in November 2004.

     In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. A co-trustee for both investors became a member of our Board of Directors in June 2001. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In June 2004 all of these warrants were exercised in a cashless exercise. In July 2001, an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share. The fair value of these warrants was amortized over the life of the loan.

     In October 2000, the Company issued 50,000 warrants to a professional advisor for services rendered. The warrants are exercisable for a period of four years at a price of $1.53 per share. The fair value of these warrants was expensed as general and administrative expense in the period issued. These warrants expired in October 2004.

     In connection with a guarantee of the Company's bank lending facility, the Company issued 150,000 warrants in July 2000 to two principal shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. These warrants were exercised in March and June 2004 in cashless exercises. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the
guaranty at a price of $2.12 per share.   The fair value of the warrants was
amortized over the life of the guarantee and was recorded as additional interest expense.

     In July 2001, in conjunction with the sale of restricted common stock to Starwood Hotels and Resorts Worldwide, Inc. and other strategic investors, the company issued 666,667 $2.00 stock purchase warrants and 666,666 $2.25 stock purchase warrants. The warrants expire in July 2006.

     OPTIONS

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. These Plans provide for options to be issued to the Company's employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period.

     The terms of the option grants originally allowed the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash. This cashless exercise feature required the Company to account for its option plan using a variable accounting treatment. The terms of the option grants allow the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash, subject to the terms of the plan including the rights of the Compensation Committee to amend grants in any manner that the committee in its sole discretion deems to not adversely impact the option holders.

     On June 23, 2004, the Company's Compensation Committee, as administrators of the Company's stock option plans, resolved that the cashless exercise feature in the Company's stock option plans will be eliminated for all currently outstanding and future grants, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

     A total of 1,072,500 common shares are reserved for issuance pursuant to these plans. The number of shares reserved under the Plans was increased by 500,000 shares at the annual stockholders' meeting in 2001. Transactions during the fiscal years 2004, 2003 and 2002 under the Plans were as follows:

                                          2004                2003                2002
                                     --------------      --------------      ---------------
                                             Weighted-            Weighted-           Weighted-
                                              Average              Average             Average
                                              Option               Option              Option
                                   Number    Exercise    Number   Exercise    Number  Exercise
                                 of Shares    Price    of Shares    Price   of Shares   Price
                                 ----------  --------  ----------  ------  ----------  ------
Options outstanding at
 Beginning of year                 716,625   $   2.81    669,975   $ 2.89    543,113   $ 3.24
Options granted - price
 equals fair value                 212,000       2.79     89,250     1.96    163,000     1.65
Options granted - price greater
 than fair value                         -          -          -        -          -        -
Options exercised                  (50,000)      2.33          -        -          -        -

Options cancelled                 (200,200)      3.34    (42,600)    2.27    (36,138)    2.50
                                 ----------  --------  ----------  ------  ----------  ------

Options outstanding at end of
 year                              678,425   $   2.69    716,625   $ 2.81    669,975   $ 2.89
                                 ==========  ========  ==========  ======  ==========  ======

Options exercisable at end of
 year                              404,815               427,630             295,095
Options available for grant at
 end of year                       394,075               355,875             402,525



The following table summarizes information about stock options outstanding at December 26, 2004:

                               Options Outstanding                       Options Exercisable
                    -------------------------------------------      ---------------------------
                    Number         Weighted-                         Number
   Range of      Outstanding at     Average         Weighted-     Outstanding at     Weighted-
   Exercise        December 26,    Remaining         Average      December 26,       Average
     Price            2004     Contractual Life  Exercise Price      2004        Exercise Price
---------------  -------------  ----------------  --------------  -------------  ---------------
     $1.25           1,750            5.5            $1.25             1,750          $1.25
     $1.55          48,400            5.7            $1.55            36,740          $1.55
     $1.65         111,000            6.4            $1.65            57,600          $1.65
     $1.70          42,750            8.4            $1.70             8,550          $1.70
$2.19 to $3.30     389,900            7.6            $2.77           215,550          $2.89
$4.00 to $4.68      52,625            3.2            $4.19            52,625          $4.19
$5.36 to $14.00     32,000            1.5            $5.94            32,000          $5.94
                 -------------                                   ---------------
                   678,425                                           404,815
                 =============                                   ===============

8.   PENSION PLAN

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2004, 2003 and 2002, the Company made no contributions to the Plan.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases most of its restaurant facilities and corporate offices under non-cancelable operating leases. The restaurant leases generally include land and building, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Lease escalation clauses based on changes in the consumer price index are accounting for as contingent rentals.

     The aggregate minimum lease payments under non-cancelable operating leases are as follows:


                Fiscal Year Ending
                ------------------

                        2005                 $   3,282,000
                        2006                     3,180,000
                        2007                     2,923,000
                        2008                     2,571,000
                        2009                     2,182,000
                        Thereafter              10,924,000
                                             -------------

                           Total              $ 25,062,000
                                             =============


     Rent expense was $3,689,000, $3,290,000, and $2,776,000 for fiscal years
2004, 2003 and 2002, respectively, including $712,000, $565,000, and $305,000 for 2004, 2003 and 2002, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

     Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business, most of the related costs the Company expects to be covered by its general liability insurance. However, punitive damage awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. There can be no assurance that punitive damages will not be given with respect to any actions currently pending or that may arise in the future.

     In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The Company filed a motion to dismiss several of the claims, which is scheduled to be argued in court in May 2005. Concurrently, discovery is continuing in these matters and we intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

     In November 2004, a sexual harassment case was filed against us in the Superior Court of California of Los Angeles. We filed a motion to dismiss and the case was dismissed with the plaintiff having the right to refile. The plaintiff refiled the case. We filed a second motion to dismiss in March 2005 as we believe the suit is unfounded. We have accrued legal costs up to our insurance deductible of $50,000 in this matter.

     The Company has two suppliers which account for a majority of our purchases. The Company has a policy of strengthening its supplier relationships by concentrating its purchases over a limited number of suppliers in order to maintain quality, consistency, and cost controls and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers.

     The Company plans on new restaurant openings during 2005. The restaurants will be structured as owned, joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

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

10.  INCOME TAXES

     The provisions for income taxes for the fiscal years ended December 26, 2004, December 28, 2003 and December 29, 2002 are as follows:

                     2004     2003     2002
                    -------  -------  -------
 Current - federal  $     -  $     -  $     -
 Current - state     65,000   89,000   37,000
                    -------  -------  -------

                    $65,000  $89,000  $37,000
                    =======  =======  =======

     The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

                                     2004        2003        2002
                                     ----        ----        ----
                                               Restated    Restated
Taxes at federal tax rate         $(243,000)  $(166,000)  $(126,000)
State tax net of federal benefit     43,000      59,000      24,000
Variable incentive stock option      29,000      77,000           -
Change in valuation allowance        22,000      76,000     156,000
General business and tip tax
  credit                            (48,000)   (181,000)   (188,000)
Minority Interests                  186,000     207,000     132,000
Other                                76,000      17,000      39,000
                                  ----------  ----------  ----------

Income tax provision              $  65,000   $  89,000   $  37,000
                                  ==========  ==========  ==========


     Deferred tax assets and liabilities consist of the following as of December 26, 2004 and December 28, 2003:

                                    2004                 2003
                            --------------------  -------------------
                                                        Restated
Deferred tax assets:
 Net operating loss                  $  474,000           $  595,000
 Fixed Assets                           653,000              646,000
 Intangibles                            143,000               75,000
 General business credit              1,364,000            1,258,000
 Deferred rent                          770,000              810,000
 Other                                  451,000              384,000
                            --------------------  -------------------

Total gross deferred tax
  assets                              3,855,000            3,768,000

Less, Valuation allowance             3,570,000            3,548,000
                            --------------------  -------------------

   Net deferred tax assets              285,000              220,000

Deferred tax liabilities:
   State taxes                         (285,000)            (220,000)
                            --------------------  -------------------

   Net deferred tax assets
     and liabilities                 $        -           $        -
                            ====================  ===================

     At December 26, 2004, the Company has available federal and state net operating loss carryforwards of $220,000 and $3,990,000 respectively that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses began expiring in 2003. A full valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

11.  STORE OPENINGS AND CLOSINGS

     OPENINGS

     The Company began management of a San Francisco hotel-based Daily Grill restaurant in February 2002. The Company contributed approximately $331,000 to the restaurant. The contribution was expensed through managed outlet operating expenses in 2002 and 2003.

     The Company began management of a Houston, Texas hotel-based Daily Grill restaurant in July 2002. The Company advanced the restaurant approximately $64,000 for initial working capital that was repaid in May 2003. This was the first restaurant opened under the Starwood agreement.

     In connection with the building of a new restaurant, The Daily Grill at Continental Park, LLC was formed for the operation of a Daily Grill restaurant in El Segundo, California. The construction of the restaurant was financed through a combination of equity capital and tenant improvement allowances. The restaurant opened January 16, 2003.

     The Company began management of a Portland, Oregon hotel-based Daily Grill restaurant in September 2003. This was the second restaurant opened under the Starwood agreement.

     The Company opened an owned hotel-based Daily Grill restaurant in the Hyatt Bethesda in Bethesda, Maryland. The construction was financed by $1.8 million tenant improvement allowance which was treated as a lease incentive and recorded as a long-term liability which will be amortized over the life of the lease.
The restaurant opened January 19, 2004.

     The Company began management of a Long Beach, California hotel-based Daily Grill restaurant in November 2004.

     The Company signed a lease in April 2004 to open an owned Daily Grill in an office park in Santa Monica, California. The construction is being financed by a $2.2 million tenant improvement allowance which will be treated as a lease incentive and recorded as a long-term liability which will be amortized over the life of the lease. The restaurant opened March 14, 2005.

     In connection with the building of a new restaurant the 612 Flower Daily Grill, LLC was formed for the operation of a Daily Grill restaurant in downtown Los Angeles, California. The construction of the restaurant will be funded through a combination of equity capital and tenant improvement allowances. The restaurant is scheduled to open in the second quarter of 2005.

     CLOSINGS

     In April 2002, the Company sold the assets of its Pizzeria Uno restaurant in Cherry Hill, New Jersey for $325,000 less legal and other sale related fees of $61,000. The Company received $175,000 in cash and a non-interest bearing note for the remaining $150,000. The note was recorded with a discount of $33,000 in 2002 that is being taken into interest income over the life of the note. In April 2002, the lease for the Encino Daily Grill expired and was not renewed.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     As discussed in footnote 1 the Company restated its financial statements as of December 28, 2003 and for each of the two years in the period then ended. The errors giving rise to that restatement also impact the first three quarters of 2004 and all four quarters of 2003. That quarterly information has been restated to reflect, changes in lease accounting, estimated useful lives of leasehold improvements and the accounting for complimentary meals and promotional activities. Quarterly results for fiscal year 2004 were adjusted by decreasing restaurant operating expenses and general and administrative expenses by $2,000 and $1,000, respectively, for the first through third quarters to reflect the change in lease accounting. Quarterly results for fiscal year 2003 were adjusted by increasing restaurant operating expenses by $29,000, $29,000, $29,000 and $30,000 for the first through fourth quarters, respectively, and decreasing general and administrative expenses by $1,000 in the fourth quarter to reflect the change in lease accounting. The change in the estimate of useful lives for leasehold improvements increased depreciation expense in the first three quarters of 2004 by $30,000 per quarter and increased depreciation expense in 2003 by $18,000 in first and second quarters and by $17,000 in the third and fourth quarters. Minority interest was increased by $48,000, $47,000 and $48,000 for the first three quarters in fiscal 2004 and by $112,000, $48,000, $48,000 and $48,000 in the first through fourth quarters of 2003. Revenues and expenses for previously reported quarterly periods in fiscal year 2004 were decreased by $497,000, $465,000 and $448,000 for the first through third quarters, respectively. Revenues and expenses were decreased by $438,000, $436,000, $405,000 and $441,000 in the first through fourth quarters, respectively, of fiscal 2003.

                                                                       Quarter Ended
                                                                       -------------
                                                   March 28,     June 27,    September 26,  December 26,
                                                     2004         2004          2004            2004
                                                     ----         ----          ----            -----
                                                   Restated     Restated      Restated
                                                 -----------  ------------  -------------   -----------
Total revenues as previously
reported                                         $16,996,000  $15,855,000   $ 15,092,000

Total revenues as restated                        16,499,000   15,390,000     14,644,000    17,126,000

Income (loss) from operations as
previously reported                                   86,000     (246,000)      (218,000)

Income (loss) from operations as
restated                                              59,000     (274,000)      (245,000)       21,000

Net income (loss) as previously
reported                                              97,000     (151,000)      (199,000)

Net income (loss) as restated                        117,000     (131,000)      (178,000)      230,000

Basic net income (loss) per share
as previously reported                           $      0.02  $     (0.03)  $      (0.04)

Basic net income (loss) per share
as restated                                      $      0.02  $     (0.03)  $      (0.03)  $      0.04

Diluted net income (loss) per
share as previously reported                     $      0.01  $     (0.03)  $      (0.04)

Diluted net income (loss) per share as restated  $      0.02  $     (0.03)  $      (0.03)  $      0.04

                                    March 30,     June 29,     September 28,    December 28,
                                      2003         2003            2003             2003
                                   -----------  -----------  -----------------  -------------
                                    Restated     Restated         Restated        Restated
                                   -----------  -----------  -----------------  -------------
Total revenues as previously
reported                           $14,431,000  $14,514,000  $     13,774,000   $  15,624,000

Total revenues as restated          13,993,000   14,078,000        13,369,000      15,183,000

Income (loss) from operations as
previously reported                    186,000       66,000          (441,000)        219,000

Income (loss) from operation as
restated                               139,000       20,000          (488,000)        173,000

Net income (loss) as previously
reported                               243,000       46,000          (349,000)        118,000

Net income (loss) as restated          308,000       48,000          (348,000)        120,000

Basic net income (loss) per share
as previously reported             $      0.04  $      0.01  $          (0.07)  $        0.02

Basic net income (loss) per share
as restated                               0.05         0.01             (0.07)           0.02

Diluted net income (loss) per
share as previously reported       $      0.04  $      0.01  $          (0.07)  $        0.02

Diluted net income (loss) per
share as restated                         0.05         0.01             (0.07)           0.02

Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year. See also discussion under Note 1 regarding restatement of financial statements.