Form 10-Q
period 2005-03-27
GRILL CONCEPTS INC
filed 2005-06-01
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 27, 2005

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

     ----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

As of May 5, 2005, 5,650,146 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                              --------------------

                                      INDEX


                                                                           Page
                                                                          Number

PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

          Consolidated  Condensed  Balance  Sheets - March 27, 2005 and
          December 26,  2004                                                   3

          Consolidated Condensed Statements of Operations - For the three
          months ended March 27, 2005 and March 28, 2004 (restated)            5

          Consolidated Condensed Statements of Cash Flows - For the three
          months ended March 27, 2005 and March 28, 2004 (restated)            6

          Notes to Consolidated Condensed Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk        28

   Item 4.  Controls and Procedures                                           28

PART II - OTHER INFORMATION

   Item 6.  Exhibits                                                          29

SIGNATURES                                                                    30

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                      ASSETS


                                                           March 27,   December 26,
                                                             2005          2004
                                                         ------------  -----------
                                                         (unaudited)
Current assets:
     Cash and cash equivalents                           $  1,639,000  $ 1,407,000
     Inventories                                              627,000      620,000
     Receivables, net of reserve ($162,000 in 2005 and
         $143,000 in 2004)                                    934,000      836,000
     Reimbursable costs receivable                            993,000      928,000
     Prepaid expenses & other current assets                  733,000    2,372,000
                                                         ------------  -----------
          Total current assets                              4,926,000    6,163,000

Furniture, equipment and improvements, net                 12,864,000   11,864,000

Goodwill, net                                                 205,000      205,000
Liquor licenses                                               367,000      350,000
Restricted cash                                             1,042,000      882,000
Note receivable                                               102,000      101,000
Other assets                                                  178,000      184,000
                                                         ------------  -----------

          Total assets                                   $ 19,684,000  $19,749,000
                                                         ============  ===========

    The accompanying notes are an integral part of these consolidated condensed financial statements.


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Continued)


            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                         March 27,    December 26,
                                                            2005          2004
                                                         ------------  -----------
                                                          (unaudited)
Current liabilities:
     Accounts payable                                    $ 1,321,000   $ 1,988,000
     Accrued expenses                                      2,618,000     2,548,000
     Reimbursable costs payable                              993,000       928,000
     Current portion of long term debt                       142,000       196,000
     Current portion notes payable - related parties         298,000       294,000
                                                         ------------  -----------
          Total current liabilities                        5,372,000     5,954,000

Long-term debt                                               136,000       148,000
Notes payable - related parties                              791,000       829,000
Other long-term liabilities                                7,885,000     8,054,000
                                                         ------------  -----------
          Total liabilities                               14,184,000    14,985,000

Minority interest                                            988,000       934,000

Stockholders' equity:
    Series I, Convertible Preferred Stock, $.001 par
        value; 1,000,000 shares authorized, none
        issued and outstanding in 2005 and 2004                    -             -
    Series II, 10% Convertible Preferred Stock, $.001 par
        value; 1,000,000 shares authorized, 500 shares issued
        and outstanding in 2005 and 2004                           -             -
    Common stock, $.00004 par value; 12,000,000 shares
         authorized in 2005 and 2004, 5,650,146 issued and
         outstanding in 2005 and 5,588,019 issued and
         outstanding 2004

    Additional paid-in capital                            13,649,000    13,649,000

    Accumulated deficit                                   (9,137,000)   (9,819,000)
                                                         ------------  -----------
          Total stockholders' equity                       4,512,000     3,830,000
                                                         ------------  -----------
Total liabilities, minority interest
and stockholders' equity                                 $19,684,000   $19,749,000
                                                         ============  ===========

  The accompanying notes are an integral part of these consolidated condensed financial statements.


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                             Three Months Ended
                                                         ------------------------
                                                          March 27,     March 28,
                                                            2005          2004
                                                         ------------  -----------
                                                                        (restated)
Revenues:
     Sales                                               $13,387,000   $13,013,000
     Cost reimbursements                                   3,469,000     3,190,000
     Management and license fees                             356,000       296,000
                                                         ------------  -----------
          Total revenues                                  17,212,000    16,499,000


Operating expenses:
     Cost of sales                                         3,738,000     3,772,000
     Restaurant operating expenses                         7,701,000     7,672,000
     Reimbursed costs                                      3,469,000     3,190,000
     General and administrative                            1,046,000     1,180,000
     Depreciation and amortization                           461,000       479,000
     Pre-opening costs                                        91,000       147,000
                                                         ------------  -----------
          Total operating expenses                        16,506,000    16,440,000
                                                         ------------  -----------

Income from operations                                       706,000        59,000
     Interest expense, net                                   (37,000)      (66,000)
                                                         ------------  -----------

Income (loss) before provision for income taxes
      and minority interest                                  669,000        (7,000)

Provision for income taxes                                   (78,000)      (23,000)
Minority interest in net loss of subsidiaries                 91,000       147,000
                                                         ------------  -----------
          Net income                                         682,000       117,000

Preferred dividends accrued                                  (13,000)      (13,000)
                                                         ------------  -----------

Net income applicable to common stock                    $   669,000   $   104,000
                                                         ============  ===========

Net income per share applicable to common stock:
     Basic net income                                    $      0.12   $      0.02
                                                         ============  ===========
     Diluted net income                                  $      0.11   $      0.02
                                                         ============  ===========
Weighted average share outstanding:
      Basic                                                5,650,146     5,545,864
                                                         ============  ===========
      Diluted                                              6,092,223     6,192,910
                                                         ============  ===========


  The accompanying notes are an integral part of these consolidated condensed financial statements.


                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                             Three Months Ended
                                                         ------------------------
                                                          March 27,     March 28,
                                                            2005          2004
                                                         ------------  -----------
                                                                        (restated)
Cash flows from operating activities:
  Net income                                            $   682,000   $   117,000
     Adjustments to reconcile net income to
        net cash provided by operating activities:
       Depreciation and amortization                        461,000       479,000
       Lease incentives and deferred rent amortization     (169,000)      (86,000)
       Stock based compensation expense                           -       187,000
       Allowance for doubtful accounts                       19,000             -
       Minority interest in loss of subsidiaries            (91,000)     (147,000)
     Changes in operating assets and liabilities:
       Inventories                                           (7,000)       (1,000)
       Receivables                                         (117,000)      170,000
       Reimbursable costs receivable                        (65,000)       38,000
       Prepaid expenses and other current assets             79,000      (287,000)
       Lease incentive receivables                        1,560,000       885,000
       Other assets                                           2,000        28,000
       Accounts payable                                    (667,000)      301,000
       Accrued expenses                                      69,000      (276,000)
       Reimbursable costs payable                            65,000       (38,000)
                                                         ------------  -----------
Net cash provided by operating activities                 1,821,000     1,370,000
                                                         ------------  -----------

Cash flows from investing activities:
  Purchase of furniture, equipment and improvements      (1,457,000)   (1,241,000)
  Restricted cash                                          (160,000)            -
  Purchase of liquor license                                (17,000)            -
                                                         ------------  -----------
Net cash used in investing activities                    (1,634,000)   (1,241,000)
                                                         ------------  -----------

Cash flows from financing activities:
  Proceeds from minority interest in LLC                    145,000        35,000
  Payments to related parties                               (34,000)      (58,000)
  Payments on long term debt                                (66,000)     (119,000)
  Return of capital and profits to minority shareholder           -       (68,000)
                                                         ------------  -----------
Net cash provided by (used in) financing activities          45,000      (210,000)
                                                         ------------  -----------

Net increase (decrease) in cash and cash equivalents        232,000       (81,000)
Cash and cash equivalents, beginning of period            1,407,000     1,496,000
                                                         ------------  -----------
Cash and cash equivalents, end of period                $ 1,639,000   $ 1,415,000
                                                         ============  ===========

Supplemental cash flow information:
  Cash paid during the period for:
     Interest                                           $    27,000   $    51,000
     Income taxes                                       $         -   $    36,000


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.     INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 26, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's
Form 10-K for the year ended December 26, 2004.   In the opinion of management,
these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 25, 2005.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, the Company revised its accounting for leases in 2004 and restated its historical financial statements as of March 28, 2004 to correct for these errors in its lease accounting.

Historically, the Company recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, the Company should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when the Company had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months ended March 28, 2004.

In closing the 2004 books and records, the Company reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The Company has revised the amortization period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $30,000 for the three months ended March 28, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes below, the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $47,000 for the three months ended March 28, 2004.

During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue with a corresponding increase in operating expense is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenues were decreased by $497,000 in the first quarter 2004, restaurant operating expenses decreased by $451,000 and general and administrative expenses decreased by $46,000. These adjustments have no impact on previously reported income and are non-cash.

     The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended March 28, 2004 are summarized as follows.

     The following table reflects the effects of the restatement on the Consolidated Statement of Operations:


                                               MARCH 28, 2004
                                      AS PREVIOUSLY        RESTATED
                                        REPORTED
Sales                                   13,510,000       13,013,000
Total Revenue                           16,996,000       16,499,000
Restaurant operating expenses            8,125,000        7,672,000
General & administrative                 1,227,000        1,180,000
Depreciation & amortization                449,000          479,000
Total operating expenses                16,910,000(1)    16,440,000
Income from operations                      86,000           59,000
Income (loss) before taxes                  20,000           (7,000)
Loss before minority interest               (3,000)         (30,000)
Minority interest                          100,000          147,000
Net income                                  97,000          117,000

Net income applicable to common stock       84,000          104,000

Net income per share applicable to
common stock:
   Basic                               $      0.02      $      0.02
   Diluted                             $      0.01      $      0.02

(1) Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.


The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                                         MARCH 28, 2004
                                                                  AS PREVIOUSLY      RESTATED
                                                                     REPORTED
Cash flows from operating activities
  Net Income                                                           97,000     117,000
  Depreciation and amortization                                       449,000     479,000
  Minority interest in net loss of subsidiaries                      (100,000)   (147,000)
  Other long term liabilities                                         (83,000)    (86,000)
  Tenant improvement allowances                                             -     885,000
  Net cash provided by operating activities                           485,000   1,370,000
  Tenant improvement allowances                                       885,000           -
  Net cash provided by (used in) financing activities                 675,000    (210,000)

2.     PRO-FORMA STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because, prior to June 30, 2004, grants under the plan required variable accounting treatment due to the cashless exercise feature of those options (described below), compensation expense was, through that date, remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation expense was determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

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

On June 23, 2004, the Company's Compensation Committee, as administrators of the Company's stock option plan, resolved that the cashless exercise feature in the Company's stock option plan will not be permitted, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

The Company has adopted the disclosure-only provisions of SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." During the three-month period ended March 27, 2005 there were no options granted, exercised or cancelled. Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

                                          2005        2004
                                       -----------  ---------
                                                   (restated)
Net income, as reported                $  682,000   $117,000
Add: stock compensation expense
recorded, net of taxes                          -    187,000
Deduct: stock compensation expense
under fair value method, net of taxes     (40,000)   (30,000)
                                       -----------  ---------
Net income, pro forma                  $  642,000   $274,000
                                       ===========  =========

Net income per share, as reported:
    Basic                              $     0.12   $   0.02
    Diluted                            $     0.11   $   0.02
Net income per share, pro forma:
    Basic                              $     0.11   $   0.05
    Diluted                            $     0.10   $   0.04

3.     RESTRICTED CASH

In January 2004 a $700,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our new Workers Compensation policy. In January 2005 an additional $160,000 was added to the certificate of deposit. Other restricted cash consists of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed with our insurance claims processor in 2004 for worker's compensation claims.

4.     PREPAID EXPENSES AND OTHER CURRENT ASSETS

Most lease agreements contain one or more of the following; tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company enters the space and begins to make improvements in preparation for intended use. The Company expenses rent on a straight-line basis during the build-out period. Tenant improvement allowances are also recognized on a straight- line basis beginning at the same time as the commencement of the straight-line rent expense.

Prepaid expenses and other current assets at March 27, 2005 and December 26, 2004 were comprised of:

                                          2005       2004
                                        --------  ----------
Lease incentive receivables             $291,000  $1,851,000
Prepaid expenses, other                  442,000     521,000
                                        --------  ----------
Total prepaid assets and other
Current assets                          $733,000  $2,372,000
                                        ========  ==========

5.     OTHER LONG-TERM LIABILITIES

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

Other Long-Term Liabilities at March 27, 2005 and December 26, 2004 were comprised of:

                                      2005        2004
                                   ----------  ----------
Lease Incentives                   $5,525,000  $5,653,000
Deferred Rent                       2,360,000   2,401,000
                                   ----------  ----------
Total Other Long-Term Liabilities  $7,885,000  $8,054,000
                                   ==========  ==========


6.     RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share below.

We expect to adopt Statement 123(R) in the first quarter of 2006.

7.     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood and South Bay Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

The Universal CityWalk Daily Grill is owned by a partnership ("the CityWalk Partnership") for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investments ("Return of Member Capital").

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 27, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 27, 2005, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at March 27, 2005:

SAN JOSE GRILL LLC

Distributions of capital, preferred return
and profit during the three months
ended March 27, 2005:                            Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital Contributions
at March 27, 2005:                               Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Accrued but unpaid Preferred Returns
at March 27, 2005:                               Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============




CHICAGO - GRILL ON THE ALLEY

Distributions of capital and note
repayments during the three months
ended March 27, 2005:                            Members (a)        $     63,000
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital Contributions
at March 27, 2005:                               Members            $  1,034,000
                                                                    ============
                                                 Company            $          -
                                                                    ============

Accrued but unpaid Preferred Returns
at March 27, 2005:                               Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

THE GRILL ON HOLLYWOOD LLC

Distributions of capital during three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital Contributions
at March 27, 2005:                               Members            $  1,200,000
                                                                    ============
                                                 Company            $    250,000
                                                                    ============

Accrued but unpaid Preferred Returns
at March 27, 2005:                               Members (b)        $          -
                                                                    ============
                                                 Company (b)        $          -
                                                                    ============




SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital Contributions
at March 27, 2005:                               Members            $  1,000,000
                                                                    ============
                                                 Company            $    350,000
                                                                    ============

Accrued but unpaid Preferred Returns
at March 27, 2005:                               Members (b)        $          -
                                                                    ============
                                                 Company (b)        $          -
                                                                    ============

UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during the three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial and Additional
Capital Contributions at March 27,
2005:                                            Members            $  1,301,106
                                                                    ============
                                                 Company            $    201,106
                                                                    ============

Accrued but unpaid Preferred Returns
at March 27, 2005:                               Members (b)        $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============


(a) Distribution of capital and note repayments as of March 27, 2005 includes $42,000 of capital and note repayments and $21,000 of interest and preferred return.
(b) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $597,000 and the Company would have an accrued preferred return of $124,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $249,000 and the Company would have an accrued preferred return of $113,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $451,000.


8.     PER SHARE DATA

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the quarters ended March 27, 2005 and March 28, 2004 follow:



                                                              2005                    2004
                                                              ----                    ----
                                                     Earnings      Shares     Earnings    Shares
                                                   ------------------------------------------------
                                                                              (restated)
Net income                                          $  682,000               $  117,000
Less: preferred stock dividend                         (13,000)                 (13,000)
                                                    -----------               -----------
Earnings available for common
stockholders                                           669,000    5,650,146     104,000  5,545,864
Dilutive securities:
   Stock options                                             -       85,875           -    142,215
   Warrants                                                  -      231,202           -    504,831
   Convertible Stock                                                125,000                      -
                                                   ------------------------------------------------
Dilutive earnings available to
common stockholders                                 $  669,000    6,092,223   $ 104,000  6,192,910
                                                   ================================================

Stock options for 338,875 and 230,750 shares for 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants for 235,703 and 203,645 shares for 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. 500 shares of preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive for 2004.


9.     LITIGATION CONTINGENCIES

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The Court has issued a total stay on the case until the Court of Appeals hears two similar cases. Our next hearing is scheduled for October 2005. Concurrently, discovery is continuing in these matters and we intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

In November 2004, a sexual harassment case was filed against us in the Superior Court of California of Los Angeles. We filed a motion to dismiss and the case was dismissed with the plaintiff having the right to re-file. The plaintiff re-filed the case. While we are moving forward with mediation we filed a second motion to dismiss in March 2005 as we believe the suit is unfounded. We have accrued legal costs up to our insurance deductible of $50,000 in this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 26, 2004.

RESTATEMENT OF FINANCIAL STATEMENTS

The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, the Company revised its accounting for leases in 2004 and restated its historical financial statements as of and for each fiscal year end 2003, 2002, 2001 and 2000 to correct for these errors in its lease accounting. The accompanying consolidated financial statements for the three months ended March 28, 2004 have been restated from those originally issued to reflect the change in lease accounting.

Historically, the Company recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principals, as highlighted in the SEC guidance, the Company should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when the Company had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months ended March 28, 2004.

In closing the 2004 books and records, the Company reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The Company has revised the depreciation period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change was to increase depreciation and amortization expense by $30,000 for the three months ended March 28, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes to the consolidated financial statements, the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $47,000 for the three months ended March 28, 2004.

During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenue and expenses were decreased by $497,000 for the first quarter 2004, restaurant operating expenses decreased by $451,000 and general and administrative expenses decreased by $46,000. These adjustments have no impact on previously reported income and are non-cash.

The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended March 28, 2004 are summarized as follows.


     The following table reflects the effects of the restatement on the Consolidated Statement of Operations:



                                                         MARCH 28, 2004
                                                 AS PREVIOUSLY       RESTATED
                                                   REPORTED
Sales                                             13,510,000       13,013,000
Total Revenue                                     16,996,000       16,499,000
Restaurant operating expenses                      8,125,000        7,672,000
General & administrative                           1,227,000        1,180,000
Depreciation & amortization                          449,000          479,000
Total operating expenses                          16,910,000(1)    16,440,000
Income from operations                                86,000           59,000
Income (loss) before taxes                            20,000           (7,000)
Loss before minority interest                         (3,000)         (30,000)
Minority interest                                    100,000          147,000
Net income                                            97,000          117,000
Net income applicable to
common stock                                          84,000          104,000

Net income per share applicable to common stock
      Basic                                      $      0.02      $      0.02
      Diluted                                    $      0.01      $      0.02

(1) Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.

The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:


                                                      MARCH 28, 2004
                                              AS PREVIOUSLY     RESTATED
                                                 REPORTED
Cash flows from operating activities
  Net Income                                        97,000     117,000
  Depreciation and amortization                    449,000     479,000
  Minority interest in net loss of subsidiaries   (100,000)   (147,000)
  Other long term liabilities                      (83,000)    (86,000)
  Tenant improvement allowances                          -     885,000
  Net cash provided by operating activities        485,000   1,370,000
  Tenant improvement allowances                    885,000           -
  Net cash provided by (used in)
  financing activities                             675,000    (210,000)


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a
percentage of total operating revenues, except where otherwise noted.   We
typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                       Three Months Ended
                                      ---------------------
                                      March 27,   March 28,
                                        2005       2004
                                    ----------  -----------
                                                 (restated)
                                         %           %
Revenues:
    Company restaurant sales             77.8       78.9
    Reimbursable costs                   20.1       19.3
    Management and license fees           2.1        1.8
                                    ----------  -----------
          Total revenues                100.0      100.0

     Cost of sales                       21.7       22.9
     Restaurant operating expenses       44.8       46.6
     Reimbursable costs                  20.1       19.3
     General and administrative           6.1        7.2
     Depreciation and amortization        2.7        2.9
     Pre-opening costs                    0.5        0.9
                                    ----------  -----------
          Total operating expenses       95.9       99.8
                                    ----------  -----------

          Operating income                4.1        0.2
Interest expense, net                    (0.2)      (0.4)
                                    ----------  -----------

Income (loss) before taxes and
          minority interest               3.9       (0.2)
Provision for income taxes               (0.5)      (0.1)
Minority interest                         0.5        0.9
                                    ----------  -----------
          Net income                      3.9        0.6
                                    ==========  ===========

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                    First Quarter   Total open at
                                      Openings      End of Quarter
                                 FY 2005  FY 2004  FY 2005  FY 2004
                                 ----------------  ----------------
Daily Grill Restaurants:
     Company owned                  1        1       12       11
     Managed and/or licensed        -        -        8        7
Grill on the Alley restaurants:
     Company owned                  -        -        4        4
Other restaurants
     Managed and/or licensed        -        -        -        1
                                 ------   ------   ------   ------
Total                               1        1       24       23
                                 ======   ======   ======   ======




                                                 Three Months Ended
                                            --------------------------
                                               March 27,     March 28,
                                                 2005          2004
                                            ------------  ------------
                                                           (restated)
Weighted average weekly sales per company
owned restaurant:
   Daily Grill                              $    61,850   $    70,639
   Grill on the Alley                            81,714        77,116

Change in comparable restaurants (1)
   Daily Grill                                    (1.0%)          8.7%
   Grill on the Alley                               6.0%          6.1%

Total sales:
  Daily Grill                               $ 9,138,000   $ 9,003,000
  Grill on the Alley                          4,249,000     4,010,000
                                            ------------  ------------
Total consolidated sales                    $13,387,000   $13,013,000
                                            ============  ============

(1) When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

We also earn management and license fee revenue based on a percentage of gross sales at restaurants under management and under licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

                                2005         2004
                             -----------  -----------
Sales
     Managed Daily Grills    $4,601,000   $3,895,000
     Licensed Daily Grills    1,809,000    2,208,000
                             -----------  -----------
                             $6,410,000   $6,103,000
                             ===========  ===========

Management and license fees  $  356,000   $  296,000
                             ===========  ===========
     Percent of gross sales         5.6%         4.9%




MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 27, 2005 AS COMPARED TO THE THREE MONTHS ENDED MARCH 28, 2004

Revenues. Total revenues for the 2005 quarter increased 4.3% to $17.2 million from $16.5 million in the 2004 period. Sales revenues increased 2.9% to $13.4 million in 2005 from $13.0 million in 2004. Management and license fee revenues increased to $356,000 in 2005 from $296,000 in 2004.

Sales for Daily Grill restaurants increased by 1.5% from $9.0 million in the 2004 quarter to $9.1 million in the 2005 period. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily attributable to the Bethesda Daily Grill being open the whole period compared to 10 weeks in 2004 ($0.1 million) and the Santa Monica Daily Grill ($0.1 million) in March 2005 partially off-set by a decrease in same store sales of 1.0% ($0.1 million) for restaurants open for 12 months in both 2004 and 2005. Weighted average weekly sales at the Daily Grill restaurants decreased 12.4% from $70,639 in 2004 to $61,850 in 2005 driven by lower weekly sales at CityWalk (11.7%), Bethesda (6.6%) and La Cienega (5.7%). Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2005 reflected a 5.4% decrease in the number of guests only partially offset by an increase in the average check.

Sales for Grill restaurants increased by 6.0% from $4.0 million in the 2004 quarter to $4.2 million in 2005. The increase in sales revenues for the Grill restaurants from 2004 to 2005 was attributable to increased guests and check averages. Weighted average weekly sales at the Grill restaurants increased 6.0% from $77,116 in 2004 to $81,714 in 2005.

Management and license fee revenues during the 2005 quarter were attributable to
(1) hotel restaurant management services which accounted for $306,000 of management fees and (2) licensing fees from the LAX Daily Grill, and Skokie, Illinois Daily Grill which totaled $50,000. The increase in management fees during 2005 was attributable to management of the Long Beach Daily Grill which opened in November 2004 and improved sales at the San Francisco Daily Grill, Burbank Daily Grill and Los Angeles airport Daily Grill offset by the closing of the San Jose Bar and Grill.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursable costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 0.4% to $16.5 million in the 2005 quarter (representing 95.9% of revenues) from $16.4 million in 2004 (representing 99.8% of revenues).

     Cost of Sales. While sales revenues increased by 2.9% ($0.4 million) in the 2005 quarter as compared to 2004, cost of sales decreased by 0.9% ($34,000) and decreased as a percentage of sales from 28.9% in 2004 to 27.9% in 2005. The decrease in cost of sales was attributable to improved purchasing and menu modifications.

     Restaurant Operating Expenses. Restaurant operating expenses increased 0.4% to $7.7 million in the 2005 quarter from $7.7 million in 2004. As a percentage of revenues, restaurant operating expenses represented 44.7% in 2005 compared to 46.5% in 2004. The dollar increase in restaurant operating expenses was primarily attributable to the opening of Santa Monica ($65,000), increased occupancy costs ($90,000) at comparable restaurants partially offset by a reduction in variable costs ($73,000). The decrease in operating expenses as a percentage of revenues resulted from a 0.8% decrease in occupancy costs as a percentage of revenues.

     Reimbursed Costs. Reimbursed costs increased 8.8% from $3.2 million in 2004 to $3.5 million in 2005. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Long Beach Daily Grill in November 2004.

     General and Administrative. General and administrative expenses decreased 11.4% to $1.0 million in the 2005 quarter compared to $1.2 million in 2004. General and administrative expenses represented 6.1% of revenues in 2005 as compared to 7.2% of revenues in 2004. The decrease in general and administrative expense was attributable to decreases in payroll and related costs, professional fees and travel expenses.

     Depreciation and Amortization. Depreciation and amortization expense decreased 3.8% for the 2005 quarter representing 2.7% of revenues in 2005 and 2.9% of revenues in 2004 primarily due to higher revenues with relatively fixed depreciation amounts.

     Pre-opening Costs. Pre-opening costs totaled $91,000 in the 2005 period as compared with $147,000 in 2004. These pre-opening costs were attributable to the opening in January 2005 of the Santa Monica Daily Grill and the opening of the Bethesda Daily Grill in January 2004.

Interest Expense. Interest expense, net, totaled $37,000 during the 2005 quarter as compared to $66,000 in 2004. The decrease in interest expense was primarily attributable to a reduction in warrant amortization and reduced debt levels as a result of the maturing debt.

Provision for income taxes. The income tax provisions for 2005 and 2004 are due mainly to state taxes as the Company has a federal net operating loss to carry forward and several large credits. The tax rates in 2005 and 2004 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $91,000 during the 2005 quarter as compared to $147,000 during the 2004 quarter. The decrease in minority interest in loss was primarily attributable to improved operating results from The Grill on Hollywood and the South Bay Daily Grill.

Net Income. We reported net income of $682,000 in the 2005 quarter as compared to a net income of $117,000 for 2004.


MATERIAL CHANGES IN FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES.

At March 27, 2005 the Company had negative working capital of $446,000 and a cash balance of $1,639,000 compared to positive working capital of $209,000 and a cash balance of $1,407,000 at December 26, 2004.

Net cash provided by operations during the quarter ended March 27, 2005 totaled $1,821,000 compared to $1,370,000 during the quarter ended March 28, 2004. The positive change in cash flows from operations resulted from significantly improved net income and receipt of tenant improvement allowances of $1,115,000 related to the Santa Monica Daily Grill and $445,000 related to the Downtown Daily Grill.

Net cash used in investing activities during the quarter ended March 27, 2005 totaled $1,634,000 as compared to $1,241,000 during the quarter ended March 28, 2004. Cash used in investing activities, during the current period, related primary to purchases of property, plant and equipment for the Santa Monica Daily Grill ($894,000) and Downtown Daily Grill ($463,000).

Net cash provided by financing activities during the quarter ended March 27, 2005 totaled $45,000 as compared to $210,000 used in operations during the quarter ended March 28, 2004. Cash provided by financing activities during the current period related to investments by minority members in LLCs ($145,000), partially offset by reductions in debt ($100,000).

Financing Facilities. At March 27, 2005, the Company had $43,000 owing under equipment leasing financing transactions, a loan from a member of Chicago - The Grill on the Alley, LLC of $1.0 million, equipment loans of $0.1 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Santa Monica Daily Grill was paid for through a $2.2 million tenant improvement allowance of which $1,115,000 was received during the first quarter of 2005. Construction of the Downtown Daily Grill is being funded through a $600,000 tenant improvement allowance, minority member contribution of $1,250,000 and the Company's capital contribution of $251,000. As of March 27, 2005 $445,000 of the tenant improvement allowance on the Downtown Daily Grill has been received. These tenant incentive allowances have been recorded in other long-term liabilities and is being amortized against rent expense over the lease terms.

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005 and equipment financing in the amount of $500,000. As of March 27, 2005 we have utilized $45,000 of the equipment financing. The facility has a one-year term, is secured by assets and
is subject to certain standard borrowing covenants.   We are currently in
discussions with the bank to renew the facility.

Operating Leases and Contractual Obligations. At March 27, 2005, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $25.1 million over the life of those leases, with minimum annual rental payments of $3.3 million in 2005, $6.1 million between 2006 and 2007, $4.8 million between 2008 and 2009, and $10.9 million thereafter. There were no material changes in our obligations under operating leases or other contracts during the quarter ended March 27, 2005 as compared to those described in the Company's Form 10-K for the year ended December 26, 2004.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company's Form 10-K for the year ended December 26, 2004. There were no material developments with respect to those agreements and arrangements during the quarter ended March 27, 2005.

Detailed information regarding the initial capital contributions to the LLCs and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company's Form 10-K for the year ended December 26, 2004. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 27, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 27, 2005, and the accrued but unpaid preferred returns due to the Members and/or the Company at March 27, 2005:


SAN JOSE GRILL LLC


Distributions of capital, preferred
return and profit during the three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital
Contributions at March 27, 2005:                 Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Accrued but unpaid Preferred
Returns at March 27, 2005:                       Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

CHICAGO - GRILL ON THE ALLEY

Distributions of capital and note
repayments during the three months
ended March 27, 2005:                            Members (a)        $     63,000
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital
Contributions at March 27, 2005:                 Members            $  1,034,000
                                                                    ============
                                                 Company            $          -
                                                                    ============

Accrued but unpaid Preferred
Returns at March 27, 2005:                       Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============




THE GRILL ON HOLLYWOOD LLC


Distributions of capital during three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital
Contributions at March 27, 2005:                 Members            $  1,200,000
                                                                    ============
                                                 Company            $    250,000
                                                                    ============

Accrued but unpaid Preferred
Returns at March 27, 2005:                       Members (b)        $          -
                                                                    ============
                                                 Company (b)        $          -
                                                                    ============

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during three
months ended March 27, 2005:                     Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial Capital
Contributions at March 27, 2005:                 Members            $  1,000,000
                                                                    ============
                                                 Company            $    350,000
                                                                    ============

Accrued but unpaid Preferred
Returns at March 27, 2005:                       Members (b)        $          -
                                                                    ============
                                                 Company (b)        $          -
                                                                    ============




UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during year
ended December 26, 2004:                         Members            $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============

Unreturned Initial and Additional
Capital Contributions at December
26, 2004:                                        Members            $  1,301,106
                                                                    ============
                                                 Company            $    201,106
                                                                    ============

Accrued but unpaid Preferred
Returns at December 26, 2004:                    Members (b)        $          -
                                                                    ============
                                                 Company            $          -
                                                                    ============


a) Distribution of capital and note repayments as of March 27, 2005 includes $42,000 of capital and note repayments and $21,000 of interest and preferred return.
b) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $597,000 and the Company would have an accrued preferred return of $124,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $249,000 and the Company would have a preferred return of $113,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $451,000.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-K for the year ended December 26, 2004. As of, and for the quarter ended, March 27, 2005, there have been no material changes or updates to the Company's critical accounting policies.



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

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

In addition to the opening of new restaurants during 2005 and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 26, 2004, the following developments may impact future operating results and financial condition.

On June 29, 2004, the Company formed 612 Flower Daily Grill, LLC, a limited liability company to open and operate a Daily Grill in downtown Los Angeles. The investor member of the limited liability company will invest $1,250,000 and own a 41.59% interest in the LLC and the Company will invest $251,000 and own a 58.41% interest in the LLC. A subsidiary of the Company will manage the downtown Daily Grill for which it will receive a management fee of 5% of sales. The restaurant is scheduled in open in the second quarter of 2005. The newly formed LLC signed a 15-year lease. The newly formed LLC will be consolidated under FIN 46.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. There were no borrowings outstanding under the Credit Line Facility at March 27, 2005. Borrowings under the Credit Facility bear interest at the lender's reference rate plus 0.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.



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

In connection with the evaluation of disclosure controls and procedures in preparing our Annual Report on Form 10-K, as of December 26, 2004, our management considered all disclosure controls and procedures and turned specific attention to our lease accounting practices in light of the pronouncement of February 7, 2005 by the Office of the Chief Accountant of the SEC in a letter to the AICPA. Prior to the issuance of this guidance from the SEC, we had followed what we believe to be common industry practices in the restaurant and retail industries in implementing our lease accounting practices. The specific lease accounting practices involved were established early in our history. Prior to the February 7, 2005 pronouncement by the SEC, neither management nor the Audit Committee of the Board of Directors had ever received any information or comment that would cause it to question its accounting for leases.

In conjunction with our review of leases we also looked at the lives utilized for depreciating our leasehold improvements. We found that in some cases we were not depreciating the assets over the shorter of their estimated useful lives or the initial term of the leases, but were using longer or shorter lives. It was determined that this should also be corrected to be the shorter of the remaining lease term or the estimated useful life.

In view of the February 7, 2005 guidance by the SEC, and despite management's good faith efforts in determining the appropriate accounting policies, as a result of our review, we concluded that our previously established lease accounting and depreciation policies were not correctly applied.

Accordingly, we determined to restate certain of our previously issued financial statements to reflect the correction in our lease and depreciation accounting. During the restatement process, we also eliminated amounts previously recorded as revenue and restaurant operating expenses for complimentary meals and promotional activities as the activities do not result in a culmination of an earnings process. We restated all information from 2000 to 2003 and the first three quarters for fiscal year 2004 to increase transparency for stockholders.

From the SEC's February 7, 2005 letter to the AICPA regarding lease accounting matters to the date of this report, we have worked diligently to remediate the material weakness in our internal control that resulted from the lease accounting restatement, correctly amortizing leasehold improvements over the correct periods and accounting for complimentary meals and promotional activities and have implemented additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting our accounting in these areas. We believe these enhancements to our system of internal control and our disclosure controls and procedures will be adequate to provide reasonable assurance that the control objectives will be met.


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS


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

                                  GRILL CONCEPTS, INC.

Dated:  May 27, 2005
                                   By: /s/ Robert Spivak
                                       -------------------------------------
                                       Robert Spivak
                                       President and Chief Executive Officer




                                  By: /s/ Philip Gay
                                       -------------------------------------
                                       Philip Gay
                                       Principal Accounting Officer