Form 10-Q
period 2005-06-26
GRILL CONCEPTS INC
filed 2005-08-10
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 26, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to         .
                                             ---------  ---------

                           Commission File No. 0-23226

                              GRILL CONCEPTS, INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                      13-3319172
         ------------------------------                     --------------------
        (State  or  other  jurisdiction                       (IRS  Employer
       of incorporation or organization)                     Identification No.)

        11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
        -----------------------------------------------------------------
               (Address of principal executive offices)(Zip code)

                                 (310) 820-5559
                                 --------------
              (Registrant's telephone number, including area code)

         --------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

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


As of August 10, 2005, 5,660,546 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                             ----------------------

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

          Condensed  Consolidated  Balance  Sheets  -
            June  26,  2005  and  December  26,  2004  (unaudited)             2

          Condensed  Consolidated  Statements  of  Operations  -
            For  the  three  months  and  six  months  ended  June
            26,  2005  and  June  27,  2004  (restated)  (unaudited)           4

          Condensed  Consolidated  Statements  of  Cash  Flows  -
            For  the  six  months  ended  June  26,  2005  and
            June  27,  2004  (restated)  (unaudited)                           5

          Notes  to  Condensed  Consolidated  Financial  Statements            6

Item  2.  Management's  Discussion and Analysis of Financial Condition
          and  Results  of  Operations                                        17

Item  3.  Quantitative and Qualitative Disclosures About Market Risk          30

Item  4.  Controls  and  Procedures                                           30

PART  II  -  OTHER  INFORMATION

Item  2.  Unregistered Sales of Equity Securities and Use of Proceeds         31

Item  4.  Submission  of  Matters  to  a  Vote  of  Security Holders          32

Item  6.  Exhibits                                                            33

SIGNATURES                                                                    34

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS


                 GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                             (UNAUDITED)
                                ASSETS

                                                June  26,  December  26,
                                                  2005         2004
                                               -----------  -----------
Current assets:
   Cash and cash equivalents                   $ 1,537,000  $ 1,407,000
   Inventories                                     675,000      620,000
   Receivables, net of reserve ($182,000 in
     2005 and $143,000 in 2004)                    860,000      836,000
   Reimbursement receivables from
     managed outlets                               806,000      928,000
   Prepaid expenses                                675,000    2,372,000
                                               -----------  -----------

     Total current assets                        4,553,000    6,163,000

Furniture, equipment, & improvements, net       14,179,000   11,864,000

Goodwill, net                                      205,000      205,000
Restricted cash                                  1,042,000      882,000
Note receivable                                     88,000      101,000
Liquor licenses                                    411,000      350,000
Other assets                                       178,000      184,000
                                               -----------  -----------

     Total assets                              $20,656,000  $19,749,000
                                               ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED  BALANCE SHEETS
                               (UNAUDITED)
                               (Continued)

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                           June  26,     December  26,
                                                             2005            2004
                                                       ---------------   ---------------
Current liabilities:
   Accounts payable                                       $  1,659,000   $ 1,988,000
   Accrued expenses                                          2,983,000     2,548,000
   Accrued managed outlet operating expenses                   806,000       928,000
   Current portion of long term debt                           111,000       196,000
   Current portion notes payable - related parties             303,000       294,000
                                                       ---------------   ---------------
      Total current liabilities                              5,862,000     5,954,000

Long-term debt                                                 227,000       148,000
Notes payable - related parties                                752,000       829,000
Other long-term liabilities                                  7,725,000     8,054,000
                                                       ---------------   ---------------
      Total liabilities                                     14,566,000    14,985,000

Minority interest                                            1,429,000       934,000

Stockholders' equity:
   Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2005 and 2004                         -             -
   Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 2005 and 2004                         -             -
   Common stock, $.00004 par value; 12,000,000 shares
     authorized in 2005 and 2004, 5,660,546 shares
     issued and outstanding in 2005, 5,650,146 shares
     issued and outstanding in 2004                                  -             -
  Additional paid-in capital                                13,673,000    13,649,000
  Accumulated deficit                                       (9,012,000)   (9,819,000)
                                                       ---------------   ---------------
      Total stockholders' equity                             4,661,000     3,830,000
                                                       ---------------   ---------------
      Total liabilities, minority interest and
        stockholders' equity                             $  20,656,000   $19,749,000
                                                       ===============   ===============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  GRILL CONCEPTS, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                                               (Unaudited)

                                                  Three  Months  Ended                  Six  Months  Ended
                                             --------------------------------   ---------------------------------
                                             June  26,  2005   June  27,  2004   June  26,  2005   June  27,  2004
                                             ---------------   ---------------   ---------------   ---------------
Revenues:                                                         (restated)                          (restated)
   Sales                                         $13,417,000      $12,181,000       $26,804,000       $25,194,000
   Cost reimbursements                             5,085,000        2,903,000         8,554,000         6,093,000
   Management and license fees                       369,000          306,000           725,000           602,000
                                             ---------------   ---------------   ---------------   ---------------
     Total revenues                               18,871,000       15,390,000        36,083,000        31,889,000

Operating expenses:
   Cost of sales                                   3,814,000        3,607,000         7,552,000         7,379,000
   Restaurant operating expenses                   8,047,000        7,627,000        15,748,000        15,299,000
   Reimbursed costs                                5,085,000        2,903,000         8,554,000         6,093,000
   General and administrative                      1,224,000        1,041,000         2,270,000         2,221,000
   Depreciation and amortization                     482,000          485,000           943,000           964,000
   Pre-opening costs                                 153,000            1,000           244,000           148,000
                                             ---------------   ---------------   ---------------   ---------------
     Total operating expenses                     18,805,000       15,664,000        35,311,000        32,104,000
                                             ---------------   ---------------   ---------------   ---------------

Income (loss) from operations                         66,000         (274,000)          772,000          (215,000)
Interest expense, net                                (43,000)         (66,000)          (80,000)         (132,000)
                                             ---------------   ---------------   ---------------   ---------------

Income (loss) before provision for
income taxes and minority interest                    23,000         (340,000)          692,000          (347,000)

Provision for income taxes                          (131,000)          (5,000)         (209,000)          (28,000)
Minority interest in loss of subsidiaries            233,000          214,000           324,000           361,000
                                             ---------------   ---------------   ---------------   ---------------

Net income (loss)                                    125,000         (131,000)          807,000           (14,000)
Preferred dividends accrued                          (12,000)         (12,000)          (25,000)          (25,000)
                                             ---------------   ---------------   ---------------   ---------------

Net income (loss) applicable to
 common stock                                    $   113,000      $  (143,000)      $   782,000       $   (39,000)
                                             ===============   ===============   ===============   ===============

Net income (loss) per share applicable
   to common stock:
     Basic net income (loss)                     $      0.02      $     (0.03)      $      0.14       $     (0.01)
                                             ===============   ===============   ===============   ===============

     Diluted net income (loss)                   $      0.02      $     (0.03)      $      0.13       $     (0.01)
                                             ===============   ===============   ===============   ===============

Weighted average shares outstanding:
     Basic                                         5,652,230        5,590,445         5,651,188         5,568,155
                                             ===============   ===============   ===============   ===============
     Diluted                                       6,064,781        5,590,445         6,018,508         5,568,155
                                             ===============   ===============   ===============   ===============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                       GRILL CONCEPTS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED  STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                                          Six  Months  Ended
                                                        --------------------------
                                                          June  26,     June  27,
                                                            2005          2004
                                                        ------------  ------------
Cash flows from operating activities:                                   (restated)
   Net income (loss)                                     $   807,000  $   (14,000)
   Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           943,000      964,000
     Stock based compensation expense                              -       71,000
     Allowance for doubtful accounts                          39,000        6,000
     Amortized deferred rent and lease incentives           (329,000)    (174,000)
     Gain on sale of assets                                        -       (1,000)
     Minority interest in loss of subsidiaries              (324,000)    (361,000)

   Changes in operating assets and liabilities:
     Inventories                                             (55,000)      (1,000)
     Receivables                                             (63,000)      45,000
     Reimbursable costs receivable                           122,000       41,000
     Prepaid expenses and other current assets               (75,000)    (151,000)
     Tenant improvement allowances                         1,772,000    1,002,000
     Other assets                                             (4,000)      28,000
     Accounts payable                                       (329,000)     736,000
     Accrued expenses                                        419,000     (181,000)
     Reimburseable costs payable                            (122,000)     (41,000)
                                                        ------------  ------------
   Net cash provided by operating activities               2,801,000    1,969,000
                                                        ------------  ------------

Cash flows from investing activities:
   Proceeds from disposal of assets                                -        1,000
   Restricted cash                                          (160,000)           -
   Purchase of liquor license                                (61,000)      (5,000)
   Purchase of furniture, equipment and improvements      (3,248,000)  (1,431,000)
                                                        ------------  ------------
Net cash used in investing activities                     (3,469,000)  (1,435,000)
                                                        ------------  ------------

Cash flows from financing activities:
   Proceeds from minority interest in LLC                    976,000       35,000
   Return of capital and profits to minority shareholder    (143,000)    (135,000)
   Collections on note receivable                             15,000            -
   Proceeds from equipment financing                         118,000            -
   Proceeds from exercise of stock options                    24,000            -
   Payments to related parties                               (68,000)    (116,000)
   Payments on long-term debt                               (124,000)    (182,000)
                                                        ------------  ------------
Net cash provided by (used in) financing activities          798,000     (398,000)
                                                        ------------  ------------

Net increase in cash and cash equivalents                    130,000      136,000
Cash and cash equivalents, beginning of period             1,407,000    1,496.000
                                                        ------------  ------------
Cash and cash equivalents, end of period                 $ 1,537,000  $ 1,632,000
                                                        ============  ============

Supplemental cash flow information:
   Cash paid during the period for:
     Interest                                            $    81,000  $   100,000
     Income taxes                                            129,000       93,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
     NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Unaudited)

1.     INTERIM  FINANCIAL  PRESENTATION

The interim condensed consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 26, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 26, 2004. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 25, 2005.

2004  RESTATEMENT  OF  FINANCIAL  STATEMENTS

The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, the Company revised its accounting for leases in 2004 and restated its historical financial statements as of June 27, 2004 to correct for these errors in its lease accounting.

Historically, the Company recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, the Company should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when the Company had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months and by $4,000 and $2,000 for the six months ended June 27, 2004.

     In closing the 2004 books and records, the Company reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The Company has revised the amortization period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $30,000 and $61,000 for the three and six months ended June 27, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes to Form 10K dated December 26, 2004, the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $48,000 and $95,000, respectively for the three and six months ended June 27, 2004.

During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue with a corresponding increase in operating expense is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenues were decreased by $465,000 in the second quarter 2004, restaurant operating expenses decreased by $424,000 and general and administrative expenses decreased by $41,000. The adjustments for the full six month period ended June 27, 2004 was a decrease in revenues of $962,000, a decrease in restaurant operating expenses of $875,000 and a decrease in general and administrative expenses of $87,000. These adjustments have no impact on previously reported income and are non-cash.

The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended June 27, 2004 are summarized as follows.

The following table reflects the effects of the restatement on the Consolidated Statement of Operations:

                                                                   JUNE 27, 2004
                                                       THREE MONTHS              SIX MONTHS
                                               AS PREVIOUSLY  RESTATED   AS PREVIOUSLY   RESTATED
                                                 REPORTED                  REPORTED
Sales                                           12,646,000   12,181,000   26,156,000   25,194,000
Total Revenue                                   15,855,000   15,390,000   32,851,000   31,889,000
Restaurant operating expenses                    8,054,000    7,628,000   16,179,000   15,300,000
General & administrative                         1,083,000    1,041,000    2,310,000    2,221,000
Depreciation & amortization                        454,000      485,000      903,000      964,000
Total operating expenses                        12,494,000(1)15,664,000   25,632,000   32,104,000
Loss from operations                              (246,000)    (274,000)    (160,000)    (215,000)
Loss before taxes                                 (312,000)    (340,000)    (292,000)    (347,000)
Loss before minority interest                     (317,000)    (345,000)    (320,000)    (375,000)
Minority interest                                  166,000      214,000      266,000      361,000
Net loss                                          (151,000)    (131,000)     (54,000)     (14,000)
Net loss applicable to common stock               (163,000)    (143,000)     (79,000)     (39,000)
Net loss per share applicable to common stock:
   Basic                                            ($0.03)      ($0.03)      ($0.01)      ($0.01)
   Diluted                                          ($0.03)      ($0.03)      ($0.01)      ($0.01)

(1)  Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.


The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                                      JUNE 27, 2004
                                                       AS PREVIOUSLY REPORTED    RESTATED
Cash flows from operating activities
  Net loss                                                   (54,000)             (14,000)
  Depreciation and amortization                              903,000              964,000
  Minority interest in net loss of subsidiaries             (266,000)            (361,000)
  Tenant improvement allowances                                    -            1,002,000
  Other long term liabilities                               (167,000)            (174,000)
  Net cash provided by operating activities                  968,000            1,969,000

  Tenant improvement allowances                            1,002,000                    -
  Net cash provided by (used in) financing activities        603,000             (398,000)

RECLASSIFICATIONS

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

The Company has adopted the disclosure-only provisions of SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." During the six-month period ended June 26, 2005 there were no options granted. There were options exercised and cancelled. Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards is as follows:

                                    Three Months              Six Months
                                        2005          2004       2005         2004
                                        ----          ----       ----         ----
                                                   (restated)             (restated)
Net income (loss), as reported       $  125,000   $ (131,000)  $807,000   $(14,000)
Add: stock compensation expense
   recorded, net of taxes                     -     (116,000)         -     71,000
Deduct: stock compensation
expense under fair value method,
net of taxes                            (36,000)     (43,000)   (76,000)   (73,000)
                                     ----------------------------------------------
Net income (loss), pro forma         $   89,000   $ (290,000)  $731,000   $(16,000)
                                     ==============================================
Net income (loss) per share, as
reported:
    Basic                            $     0.02   $    (0.03)  $   0.14   $  (0.01)
    Diluted                          $     0.02   $    (0.03)  $   0.13   $  (0.01)
Net income (loss) per share, pro
forma:
    Basic                            $     0.01   $    (0.05)  $   0.12   $  (0.01)
    Diluted                          $     0.01   $    (0.05)  $   0.12   $  (0.01)

3.     RESTRICTED CASH

In January 2004 a $700,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our Workers Compensation policy. In January 2005 an additional $160,000 was added to the certificate of deposit. Other restricted cash consists of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed with our insurance claims processor in 2004 for worker's compensation claims.

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

Prepaid expenses and other current assets at June 26, 2005 and December 26, 2004 were comprised of:

                                  2005       2004
                                --------  ----------
Lease incentive receivables     $ 79,000  $1,851,000
Prepaid expenses, other          596,000     521,000
                                --------  ----------
Total prepaid assets and other
current assets                  $675,000  $2,372,000
                                ========  ==========

5.     LONG TERM DEBT

During the second quarter of 2005, we borrowed $118,000 under the equipment financing portion of our credit facility. This financing has a term of 5 years and an interest rate of approximately 8.1%.

The Company is negotiating an extension of the equipment financing portion of the credit facility. The credit facility also contains a $500,000 line of credit that is available in its entirety. The line of credit has been extended and has a termination date of August 2006.

6.     OTHER LONG-TERM LIABILITIES

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

Other Long-Term Liabilities at June 26, 2005 and December 26, 2004 were comprised of:

                                      2005        2004
                                   ----------  ----------
Lease Incentives                   $5,397,000  $5,653,000
Deferred Rent                       2,328,000   2,401,000
                                   ----------  ----------
Total Other Long-Term Liabilities  $7,725,000  $8,054,000
                                   ==========  ==========

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 2 above.

We expect to adopt Statement 123(R) in the first quarter of 2006.


8.     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

The Universal CityWalk Daily Grill is owned by a partnership ("the CityWalk Partnership") for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investment ("Return of Member Capital").

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the six months ended June 26, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 26, 2005, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at June 26, 2005:


SAN JOSE GRILL LLC

Distributions of capital, preferred
return and profit during the six
months ended June 26, 2005:                Members      $           143,000
                                                        ===================
                                           Company      $           144,000
                                                        ===================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================

CHICAGO - GRILL ON THE ALLEY LLC

Distributions of capital and note
repayments during the six months
ended June 26, 2005:                       Members (a)  $           126,000
                                                        ===================
                                           Company      $                 -
                                                        ===================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $           992,000
                                                        ===================
                                           Company      $                 -
                                                        ===================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================


THE GRILL ON HOLLYWOOD LLC

Distributions of capital during the
six months ended June 26, 2005:            Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $         1,200,000
                                                        ===================
                                           Company      $           250,000
                                                        ===================
Accrued but unpaid
PreferredReturns at June 26, 2005:         Members (b)  $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during the
six months ended June 26, 2005:            Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================
Unreturned Initial and Additional
Capital Contributions at June 26,
2005:                                      Members      $         1,100,000
                                                        ===================
                                           Company      $           450,000
                                                        ===================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members (b)  $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================


UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during the
six months ended June 26, 2005:            Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================
Unreturned Initial and Additional
Capital Contributions at June 26,
2005:                                      Members      $         1,346,106
                                                        ===================
                                           Company      $           246,106
                                                        ===================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members (b)  $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================


DOWNTOWN DAILY GRILL (612 FLOWER DAILY GRILL, LLC)

Distributions of capital during the
six months ended June 26, 2005:            Members      $                 -
                                                        ===================
                                           Company      $                 -
                                                        ===================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $           846,000
                                                        ===================
                                           Company      $           222,000
                                                        ===================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members      $            14,134
                                                        ===================
                                           Company      $             6,626
                                                        ===================

(a) Distribution of capital and note repayments as of June 26, 2005 includes $84,000 of capital and note repayments and $42,000 of interest and preferred return.
(b) Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $652,000 and the Company would have an accrued preferred return of $136,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $283,000 and the Company would have an accrued preferred return of $131,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $474,000.

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the six and three-month periods ended June 26, 2005 and June 27, 2004 follow:


     Six months                            2005                       2004
                                   Earnings     Shares      Earnings      Shares
                                                           (restated)
                                   ---------------------------------------------
Net income (loss)                  $807,000              $  (14,000)
Less: preferred stock dividend      (25,000)                (25,000)
                                   ---------               ---------
Earnings (deficit) available for
common stockholders                 782,000    5,651,188    (39,000)  5,568,155
Dilutive securities:
   Stock options                          -       93,196          -           -
   Warrants                               -      274,124          -           -
                                   ---------  -----------  ---------  ---------
Dilutive earnings (deficit)
available to common stockholders   $782,000    6,018,508   $(39,000)  5,568,155
                                   ============================================

For the six months ended June 26, 2005, 303,375 options, 58,620 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the six months ended June 27, 2004, 763,175 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.


     Three months                          2005                       2004
                                   Earnings     Shares      Earnings      Shares
                                                           (restated)
                                   ---------------------------------------------
Net income (loss)                  $125,000               $ (131,000)
Less: preferred stock dividend      (12,000)                 (12,000)
                                   ---------               ----------
Earnings (deficit) available for
common stockholders                 113,000    5,652,230    (143,000)  5,590,445
Dilutive securities:
   Stock options                          -       99,561           -           -
   Warrants                               -      312,990           -           -
                                   ---------  -----------  ----------  ---------
Dilutive earnings (deficit)
available to common stockholders   $113,000    6,064,781   $(143,000)  5,590,445
                                   =============================================

For the three months ended June 26, 2005, 303,375 options, 58,620 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended June 27, 2004, 763,175 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.


10.     LITIGATION  CONTINGENCIES

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

In November 2004, a sexual harassment case was filed against us in the Superior Court of California of Los Angeles. We filed a motion to dismiss and the case was dismissed with the plaintiff having the right to re-file. The plaintiff re-filed the case. We are pursuing settlement, discovery will begin in August and we filed a third motion to dismiss in July 2005 as we believe the suit is unfounded. We have accrued legal costs up to our insurance deductible of $50,000 in this matter.

11.     SUBSEQUENT  EVENTS

CLOSURE OF THE LA CIENEGA DAILY GRILL

As of July 31, 2005 the lease for the La Cienega Daily Grill expired and the restaurant was closed. The shopping center where this restaurant was is being renovated; after completion of renovations we intend to reevaluate the feasibility of re-opening in the center.


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

2004  RESTATEMENT  OF  FINANCIAL  STATEMENTS

The Company began a review of its lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, the Company revised its accounting for leases in 2004 and restated its historical financial statements as of and for each fiscal year end 2003, 2002, 2001 and 2000 to correct for these errors in its lease accounting. The accompanying consolidated financial statements for the six months ended June 27, 2004 have been restated from those originally issued to reflect the change in lease accounting.

Historically, the Company recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, the Company should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when the Company had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months and by $4,000 and $2,000 for the six months ended June 27, 2004.

In closing the 2004 books and records, the Company reviewed the estimated useful lives that it was using to amortize its leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. The
Company has revised the depreciation period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $30,000 and $61,000 for the three and six months ended June 27, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes to the consolidated financial statements to Form 10K dated December 26, 2004, the Company allocates results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $48,000 and $95,000 for the three and six months ended June 27, 2004.

During fourth quarter of 2004, the Company eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. The Company's previous method of recording these activities as restaurant sales revenue is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, the Company has eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenue and expenses were decreased by $465,000 for the second quarter 2004, restaurant operating expenses decreased by $424,000 and general and administrative expenses decreased by $41,000. The adjustments for the full six month period ended June 27, 2004 was a decrease in revenues of $962,000, a decrease in restaurant operating expenses of $875,000 and a decrease in general and administrative expenses of $87,000. These adjustments have no impact on previously reported income and are non-cash.

The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended June 27, 2004 are summarized as follows.

The following table reflects the effects of the restatement on the Consolidated Statement of Operations:


                                                             JUNE 27, 2004
                                                THREE MONTHS              SIX MONTHS
                                        AS PREVIOUSLY  RESTATED   AS PREVIOUSLY  RESTATED
                                          REPORTED                  REPORTED
Sales                                    12,646,000   12,181,000   26,156,000   25,194,000
Total Revenue                            15,855,000   15,390,000   32,851,000   31,889,000
Restaurant operating expenses             8,054,000    7,628,000   16,179,000   15,300,000
General & administrative                  1,083,000    1,041,000    2,310,000    2,221,000
Depreciation & amortization                 454,000      485,000      903,000      964,000
Total operating expenses                 12,494,000(1)15,664,000   25,632,000   32,104,000
Loss from operations                       (246,000)    (274,000)    (160,000)    (215,000)
Loss before taxes                          (312,000)    (340,000)    (292,000)    (347,000)
Loss before minority interest              (317,000)    (345,000)    (320,000)    (375,000)
Minority interest                           166,000      214,000      266,000      361,000
Net loss                                   (151,000)    (131,000)     (54,000)     (14,000)
Net loss applicable to common stock        (163,000)    (143,000)     (79,000)     (39,000)
Net loss per share applicable to common
stock:
   Basic                                     ($0.03)      ($0.03)      ($0.01)      ($0.01)
   Diluted                                   ($0.03)      ($0.03)      ($0.01)      ($0.01)

(1)  Includes cost of sales amounts that were not included in the "Total operating expenses"
     subtotal in prior financial statements.


The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                                        JUNE 27, 2004
                                                       AS PREVIOUSLY REPORTED    RESTATED
Cash flows from operating activities
  Net loss                                                   (54,000)            (14,000)
  Depreciation and amortization                              903,000             964,000
  Minority interest in net loss of subsidiaries             (266,000)           (361,000)
  Tenant improvement allowances                                    -           1,002,000
  Other long term liabilities                               (167,000)           (174,000)
  Net cash provided by operating activities                  968,000           1,969,000

  Tenant improvement allowances                            1,002,000                   -
  Net cash provided by (used in) financing activities        603,000            (398,000)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations expressed as a percentage of total operating revenues.

                                      Three Months Ended                Six Months Ended
                                   -------------------------       -------------------------
                                   June 26,        June 27,        June 26,       June 27,
                                     2005            2004            2005           2004
                                    ------          ------          ------         ------
                                                  (restated)                     (restated)
Revenues:                               %              %                %              %
   Company restaurant sales           71.1           79.1             74.3           79.0
   Reimbursed managed outlet
     Operating expenses               26.9           18.9             23.7           19.1
   Management and license fees         2.0            2.0              2.0            1.9
                                     ------         ------          ------         ------
     Total operating revenues        100.0          100.0            100.0          100.0

  Cost of sales                       20.2           23.4             20.9           23.1
  Restaurant operating expense        42.6           49.6             43.6           48.0
  Managed outlet operating expense    26.9           18.9             23.7           19.1
  General and administrative expense   6.5            6.8              6.3            7.0
  Depreciation and amortization        2.6            3.2              2.6            3.0
  Pre-opening expenses                 0.8              -              0.7            0.5
                                     ------         ------          ------         ------
     Total operating expenses         99.6          101.9             97.8          100.7
                                     ------         ------          ------         ------

   Operating income (loss)             0.4           (1.9)             2.2           (0.7)

Interest expense, net                 (0.2)          (0.4)            (0.2)          (0.4)
                                     ------         ------          ------         ------
Income (loss) before provision for
income taxes, minority interest and
equity in loss of joint venture        0.2           (2.3)             2.0           (1.1)

Provision for income taxes            (0.7)          (0.0)            (0.6)          (0.1)

Minority interest in net loss
of subsidiaries                        1.2            1.4              0.9            1.1
                                     ------         ------          ------         ------
Net income (loss)                      0.7           (0.9)             2.3           (0.1)
                                     ======         ======          ======         ======



The following table sets forth, for the periods indicated, information deprived from the Company's consolidated financial statements of operations expressed as a percentage of total restaurant sales.

                                      Three Months Ended                Six Months Ended
                                   -------------------------       -------------------------
                                   June 26,        June 27,        June 26,       June 27,
                                     2005            2004            2005           2004
                                    ------          ------          ------         ------
                                                  (restated)                     (restated)
Revenues:                             %               %               %              %
   Company restaurant sales        100.0            100.0           100.0          100.0

   Cost of sales                    28.4             29.6            28.2           29.3
   Restaurant operating expenses    60.0             62.6            58.8           60.7

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                  Second Quarter     Year-to-date     Total open at
                                     Openings          Openings      End of Quarter
                                 ----------------  ---------------  ----------------
                                 FY 2005  FY 2004  FY 2005  FY2004  FY 2005  FY 2004
                                 -------  -------  -------  ------  -------  -------
Daily Grill restaurants:
  Company owned                        1        -        2       1       13       11
  Managed and/or licensed              -        -        -       -        8        7
Grill on the Alley restaurants:
  Company owned                        -        -        -       -        4        4
Other restaurants
  Managed and/or licensed              -        -        -       -        -        1
                                 -------  -------  -------  ------  -------  -------
Total                                  1        -        2       1       25       23
                                 =======  =======  =======  ======  =======  =======


                                           Three Months Ended            Six Months Ended
                                      --------------------------  --------------------------
                                         June 26,      June 27,     June 26,       June 27,
                                          2005          2004          2005          2004
                                      ------------  ------------  ------------  ------------
Weighted average weekly sales
 per company owned restaurant:
   Daily Grill                        $    58,824   $    59,554   $    61,792   $    61,900
   Grill on the Alley                      79,939        70,480        80,826        73,798

Change in comparable restaurant (1):
   Daily Grill                              (1.5)%         3.3%         (1.3)%         6.1%
   Grill on the Alley                       13.4%         (5.9)%         9.5%         (0.1)%

Total sales:
   Daily Grill                        $ 9,260,000   $ 8,516,000   $18,398,000   $17,519,000
   Grill on the Alley                   4,157,000     3,665,000     8,406,000     7,675,000
                                      ------------  ------------  ------------  ------------

Total consolidated sales              $13,417,000   $12,181,000   $26,804,000   $25,194,000
                                      ============  ============  ============  ============

(1)  When  computing comparable restaurant sales, restaurants open for at least 12 months are  compared  from  period  to  period.

We also earn management and license fee revenue based on a percentage of gross sales at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

                               Three  Months  Ended         Six  Months  Ended
                             ------------------------  --------------------------
                              June  26,    June  27,     June  26,     June  27,
                                2005         2004          2005          2004
                             -----------  -----------  ------------  ------------
Managed Daily Grills          4,512,000    3,579,000     9,113,000     7,473,000
Licensed Daily Grills         1,961,000    2,061,000     3,770,000     4,270,000
                             -----------  -----------  ------------  ------------
                             $6,473,000   $5,640,000   $12,883,000   $11,743,000
                             ===========  ===========  ============  ============

Management and license fees
  Percent of gross sales          5.7%         5.4%          5.6%          5.1%


MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2005 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 27, 2004

Revenues. Total revenues increased 22.6% to $18.9 million from $15.4 million for the 2005 second quarter in the 2004 second quarter and increased 13.2% to $36.1 million for the 2005 year-to-date period from $31.9 million for the 2004 year-to-date period. For the quarter, total revenues consisted of sales revenues of $13.4 million, up 10.2% from $12.2 million in the 2004 quarter, management and license fee of $369,000, up 20.6% from $306,000 in the 2004 quarter, and reimbursed managed outlet expenses of $5.1 million, up 75.2% from $2.9 million in the 2004 quarter. For the year-to-date period, total revenues consisted of sales revenues of $26.8 million, up from $25.2 million in the 2004 year-to-date period, management and license fees of $725,000, up 20.4% from, $602,000 in the 2004 year-to-date period, and reimbursed managed outlet expenses of $8.6 million, up 41% from $6.1 million in the 2004 year-to-date period.

Sales for Daily Grill restaurants increased by 8.7% from $8.5 million in the 2004 quarter to $9.3 million in the 2005 period. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily attributable to opening of the Santa Monica Daily Grill ($0.6 million) and the Downtown Daily Grill ($0.3 million) partially offset by a decrease in same store sales of 1.5% ($0.1 million) for restaurants open for the entire 26 weeks in both 2004 and 2005. The decrease in same store sales was principally attributable to the La Cienega Daily Grill, which accounted for $0.1 million, or 75.6%, of the decrease in same store sales.

Sales for Daily Grill restaurants increased by 5.0% from $17.5 million for the six months in 2004 to $18.4 million in 2005. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily due to the opening of the Santa Monica Daily Grill, the Downtown Daily Grill and the Bethesda Daily Grill ($1.1 million) partially offset by a decrease in same store sales ($0.2 million). Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants decreased 0.2% from $61,900 in 2004 to $61,792 in 2005. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2005 reflected a decrease in guest counts during the period partially offset by improved average checks. The decrease in same store sales and average weekly sales was principally attributable to the La Cienega Daily Grill where average weekly sales decreased 9.5% for the six months of 2005 compared to 2004 due to a decrease in guest counts.

Sales for Grill restaurants increased by 13.4% from $3.7 million in the 2004 quarter to $4.2 million in 2005. The increase in sales revenues for the Grill restaurants from 2004 to 2005 was primarily attributable to increased guest counts and partially by improved check averages.

Sales for Grill restaurants increased 9.5% from $7.7 million to $8.4 million for the six month periods. The increase in sales revenues for the Grill restaurants from 2004 to 2005 was attributable to improved check averages and guest counts. Weighted average weekly sales at the Grill restaurants increased 9.5% from $73,798 in 2004 to $80,826 in 2005.

Management and license fee revenues were attributable to hotel restaurant management services which accounted for $300,000 of management fees during the 2005 quarter as compared to $250,000 during the 2004 quarter and licensing fees of $69,000 during the 2005 quarter compared to $56,000 during the 2004 quarter. The increase in management and license fees during 2005 was attributable to management of the Long Beach Daily Grill beginning in November 2004 and improved sales at the Burbank, Houston and LAX Daily Grills.

For the year-to-date period, management and license fee revenues were attributable to hotel restaurant management services which accounted for $605,000 of management fees during the 2005 period as compared to $488,000 during the 2004 period and licensing fees of $120,000 during the 2005 period as compared to $114,000 during the 2004 period. The increase in management and license fees during 2005 was attributable to management of the Long Beach Daily Grill beginning in November 2004 and improved sales at the San Francisco, Georgetown, Burbank, Houston and LAX Daily Grills.

Reimbursed managed outlet expenses represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursement from the owner. The increase in revenues attributable to reimbursed managed outlet expenses for both the quarter and year-to-date period was attributable to the opening of the Long Beach Daily Grill in November 2004 and increased cost of goods and payroll at the San Francisco and Georgetown Daily Grills due to improved sales.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursable costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 20.1% to $18.8 million in the 2005 quarter (representing 99.7% of revenues) from $15.7 million in 2004 (representing 101.8% of revenues). For the six months, total operating expenses increased 10.0% to $35.3 million (representing 97.9% of revenues) from $32.1 million in 2004 (representing 100.7% of revenues).

Cost of Sales. While sales revenues increased by 10.2% ($1,236,000) in the 2005 quarter and 6.4% ($1,610,000) for the six months as compared to 2004, total cost of sales increased by 5.7%, or $207,000, for the quarter and 2.3% or $173,000, for the six months ended June 26, 2005 as compared to the same periods in 2004. The dollar increase in cost of sales is primarily due to the opening of the Santa Monica and Downtown Daily Grills ($245,000 for the quarter and $274,000 for the six months). Cost of sales as a percentage of restaurant sales was 28.4% for the quarter and 28.2% for the six months ended June 26, 2005 as compared to 29.6% for the second quarter and 29.3% for the year-to-date period in 2004. The decrease in cost of sales as a percentage of total sales was attributable to menu changes during the second quarter and six months of 2005.


Restaurant operating expenses. Restaurant operating expenses increased by $419,000, or 5.5%, for the quarter and $448,000, or 2.9%, for the six months as compared to the same periods in 2004. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Santa Monica Daily Grill in March 2005 ($355,000), the opening of the Downtown Daily Grill in May 2005 ($163,000) and an increase in professional fees ($47,000) and repairs and maintenance ($38,000) at comparable restaurants partially offset by a decrease in operating expenses at the Bethesda Daily Grill in its second year ($122,000) and decreased payroll and benefits ($39,000) at comparable restaurants. The dollar increase in operating expenses for the six months was primarily attributable to the opening of the Santa Monica Daily Grill ($420,000) and the Downtown Daily Grill ($177,000), an increase in repairs and maintenance ($84,000) and professional fees ($54,000) at comparable restaurants partially offset by a reduction in operating costs at the Bethesda Daily Grill ($117,000) and decreased occupancy costs ($92,000) and payroll ($76,000) at comparable restaurants. Restaurant operating expenses, as a percentage of restaurant sales, decreased in the second quarter from 62.6% in 2004 to 60.0% in 2005. For the six months, the percentages were 60.7% in 2004 and 58.8% in 2005.

Reimbursed Costs. Reimbursed costs increased 75.2% from $2.9 million to $5.1 million for the quarter and 40.4% from $6.1 million in to $8.6 million in 2005 for the six months. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Long Beach Daily Grill in November 2004 and increased cost of goods and payroll at the San Francisco and Georgetown Daily Grills due to improved sales.

General and Administrative. General and administrative expense increased 17.6% for the quarter and 2.2% for the six months as compared to the same periods in 2004. As a percentage of revenues, general and administrative expense totaled 6.5% for the quarter and 6.3% for the six months as compared to 6.8% for the quarter and 7.0% for the six months in 2004. The increase in total general and administrative expense of $183,000, or 17.6%, for the 2005 quarter was primarily attributable to increases in wages and related benefits. The increase in total general and administrative expense of $49,000, or 2.2%, for the 2005 six month period is attributable to increases in wages and related benefits offset by reduced travel costs and office expenses.

Depreciation and Amortization. Depreciation and amortization expense decreased by 0.6% for the quarter and decreased 2.2% for the six months compared to 2004, representing 3.5% of restaurant sales for the six months of 2005 and 3.8% of sales in 2004. The decrease in depreciation and amortization expense for the six months was primarily due to the completion of depreciation of equipment at a number of the Daily Grill restaurants.

Pre-opening Costs. Pre-opening costs totaled $153,000 in the 2005 quarter as compared to $1,000 in the 2004 quarter and $244,000 in the 2005 six month period as compared with $148,000 in 2004. These pre-opening costs were attributable to the opening in January 2004 of the Bethesda Daily Grill and the opening of the Santa Monica and Downtown Daily Grills in 2005.

Interest Expense. Total interest expense, net, decreased by $23,000, or 34.9%, during the quarter and $52,000, or 39.4%, during the six months compared to the same periods in 2004. The decrease in interest expense was primarily attributable to substantially reduced warrant amortization in 2005.

Provision for income taxes. The income tax provision for the quarter was $131,000 an increase of $126,000 over the prior year and for the six months was $209,000 an increase of $181,000 over the prior year. The tax provision is comprised of state taxes, alternative minimum taxes for 2005 and several large credits (in 2004 the Company had federal net operating loss to carry forward, which were utilized in fiscal 2004). The tax rates in 2005 and 2004 were comprised of the federal and state statutory rates, less any permanent items and tax credits based on the annual estimated effective tax rates for the respective years.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $233,000 during the 2005 second quarter as compared to $214,000 during the 2004 quarter. For the six months, we reported a minority interest in the loss of majority owned subsidiaries of $324,000 during 2005 and $361,000 during 2004. The change in minority interest in loss for the quarter and six months was primarily attributable to pre-opening costs for the Downtown Daily Grill partially offset by improved operating results at the South Bay
Daily  Grill  and  the  Hollywood  Grill.

Net Income. We reported net income of $125,000 for the second quarter and $807,000 for the six months of 2005 as compared to a net loss of $131,000 for the second quarter and $14,000 for the six months in 2004.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL RESOURCES.

At June 26, 2005 we had negative working capital of $1.3 million and a cash balance of $1.5 million compared to positive working capital of $0.2 million and a cash balance of $1.4 million at December 26, 2004.

Net cash provided by operations during the six months ended June 26, 2005 totaled $2,801,000 compared to $1,969,000 during the six months ended June 27, 2004. The increase in cash provided by operations primarily resulted from increased profitability of $821,000 and in tenant improvement allowances of $770,000 partially offset by changes in operating assets and liabilities.

Net cash used in investing activities during the six months ended June 26, 2005 totaled $3,469,000 compared to $1,435,000 during the six months ended June 27, 2004. Cash used in investing activities related primarily to the purchases of furniture, fixtures and equipment for the Santa Monica Daily Grill ($1,141,000) and the Downtown Daily Grill ($1,802,000).

Net cash provided by financing activities during the six months ended June 26, 2005 totaled $798,000 compared to $398,000 used in financing activities during the six months ended June 27, 2004. Cash provided by financing activities during the current period related to proceeds from LLC members ($976,000), equipment financing ($118,000), and exercise of stock option ($24,000) offset by reductions in debt ($192,000) and distribution of profits to the minority investor in San Jose Grill, LLC ($143,000).

Financing Facilities. At June 26, 2005, the Company had $157,000 owing under equipment lease financing transactions, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.9 million, equipment loans of $0.1 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Santa Monica Daily Grill was paid for through a $2.2 million tenant improvement allowance of which $1,327,000 was received during the first six months of 2005. Construction of the Downtown Daily Grill was funded through a $600,000 tenant improvement allowance, minority member contribution of $1,250,000 and the Company's capital contribution of $251,000. As of June 26, 2005, $575,000 of the tenant improvement allowance on the Downtown Daily Grill has been received. These tenant incentive allowances have been recorded in other long-term liabilities and are being amortized against rent expense over the lease terms.

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005 and equipment financing in the amount of $500,000. As of June 26, 2005 we have utilized $162,000 of the equipment financing. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. The bank has renewed the credit facility extending the term to August 4, 2006.

Operating Leases and Contractual Obligations. At June 26, 2005, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $25.1 million over the life of those leases, with minimum annual rental payments of $3.3 million in 2005, $6.1 million between 2006 and 2007, $4.8 million between 2008 and 2009, and $10.9 million thereafter. There were no material changes in our obligations under operating leases or other contracts during the quarter ended June 26, 2005 as compared to those described in the Company's Form 10-K for the year ended December 26, 2004.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company's Form 10-K for the year ended December 26, 2004. There were no material developments with respect to those agreements and arrangements during the quarter ended June 26, 2005.

Detailed information regarding the initial capital contributions to the LLCs and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company's Form 10-K for the year ended December 26, 2004. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the six months ended June 26, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 26, 2005, and the accrued but unpaid preferred returns due to the Members and/or the Company at June 26, 2005:

SAN JOSE GRILL LLC

Distributions of capital, preferred
return and profit during the six
months ended June 26, 2005:                 Members     $                143,000
                                                        ========================
                                            Company     $                144,000
                                                        ========================
Unreturned Initial Capital
Contributions at June 26, 2005:             Members     $                      -
                                                        ========================
                                            Company     $                      -
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                   Members     $                      -
                                                        ========================
                                            Company     $                      -
                                                        ========================


CHICAGO - GRILL ON THE ALLEY LLC

Distributions of capital and note
repayments during the six months
ended June 26, 2005:                       Members (a)  $                126,000
                                                        ========================
                                           Company      $                      -
                                                        ========================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $                992,000
                                                        ========================
                                           Company      $                      -
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members      $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================


THE GRILL ON HOLLYWOOD LLC

Distributions of capital during the
six months ended June 26, 2005             Members      $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $              1,200,000
                                                        ========================
                                           Company      $                250,000
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members (b)  $                      -
                                                        ========================
                                           Company (b)  $                      -
                                                        ========================

SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during the
six months ended June 26, 2005:            Members      $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================
Unreturned Initial and Additional
Capital Contributions at June 26,
2005:                                      Members      $              1,100,000
                                                        ========================
                                           Company      $                450,000
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members (b)  $                      -
                                                        ========================
                                           Company (b)  $                      -
                                                        ========================

UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during the
six months ended June 26, 2005:            Members      $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================
Unreturned Initial and Additional
Capital Contributions at June 26,
2005:                                      Members      $              1,346,106
                                                        ========================
                                           Company      $                246,106
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members (b)  $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================

DOWNTOWN DAILY GRILL (612 FLOWER DAILY GRILL, LLC)

Distributions of capital during the
six months ended June 26, 2005:            Members      $                      -
                                                        ========================
                                           Company      $                      -
                                                        ========================
Unreturned Initial Capital
Contributions at June 26, 2005:            Members      $                846,000
                                                        ========================
                                           Company      $                222,000
                                                        ========================
Accrued but unpaid Preferred
Returns at June 26, 2005:                  Members      $                 14,134
                                                        ========================
                                           Company      $                  6,626
                                                        ========================

a) Distribution of capital and note repayments as of June 26, 2005 includes $84,000 of capital and note repayments and $42,000 of interest and preferred return.

b) Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $652,000 and the Company would have an accrued preferred return of $136,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $283,000 and the Company would have a preferred return of $131,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of 474,000.

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company's critical accounting policies is set forth in the Company's Form 10-K for the year ended December 26, 2004. As of, and for the quarter ended, June 26, 2005, there have been no material changes or updates to the Company's critical accounting policies.


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

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

As permitted by Statement 123, we currently account for share-based payments to employees using APB No. 25's intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our result of operations, although it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted Statement 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement 123 as described in the disclosure of pro forma net income and earnings per share in note 2 to the financial statements.

We  expect  to  adopt  Statement  123(R)  in  the  first  quarter  of  2006.

CERTAIN  FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

In addition to the opening of the new restaurants during 2005, the various factors described in the Company's Annual Report on Form 10-K for the year ended December 26, 2004, the following developments may impact future operating results and financial results.

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

ITEM  3. QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to its non-revolving credit facility (the "Credit Facility"). There were $156,000 of borrowings outstanding under the Credit Facility at June 26, 2005. Borrowings under the Credit Facility, which terminates in August 2006, bear interest at prime rate. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and SEC reports.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                          PART II - OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In June 2005, the Company issued 25,709 shares of common stock to Lewis Wolff, Trustee for the Wolff Revocable Trust of 1993, pursuant to the exercise of 75,000 warrants held by the Wolff Trust. Mr. Wolff is a director of the Company. The exercise price of the warrant, $2.12 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Wolff Revocable Trust of 1993 pursuant to an agreement by Mr. Wolff to guarantee certain bank indebtedness of the Company.

In June 2005, the Company issued 3,077 shares of common stock to Stephen Ross, Co-Trustee for the Ross Family Trust, pursuant to the exercise of 16,029 warrants held by the Ross Family Trust. Mr. Ross is a director of the Company. The exercise price of the warrant, $2.77 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Trust pursuant to a loan given by the Trust to the Company.

In June 2005, the Company issued 3,077 shares of common stock to Stephen Ross, Co-Trustee for the Mazel Family Trust, pursuant to the exercise of 16,029 warrants held by the Mazel Trust. Mr. Ross is a Director with the Company. The exercise price of the warrant, $2.77 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Trust pursuant to a loan given by the Trust to the Company.

In June 2005, the Company issued 31,486 shares of common stock to Michael Weinstock pursuant to the exercise of 75,000 warrants held by Michael Weinstock Family Trust. Mr. Weinstock is Chairman of the Company. The exercise price of the warrants, $2.12 per share, was paid by means of a cashless exercise. The warrants were originally issued to the Trust pursuant to an agreement by Mr. Weinstock to guarantee certain bank indebtedness of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Grill Concepts, Inc. was held on July 27, 2005, the stockholders voted on two proposals: the election of directors and ratification of the appointment of MossAdams LLP as the Company's independent registered public accounting firm.

The  first  matter  voted  on  was  a  proposal  to elect Robert Spivak, Michael
Weinstock, Glenn Golenberg, Lewis Wolff, Stephen Ross, Bruce Schwartz and Richard Dantas, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

                       Votes For    Votes Against
                       ---------    ------------
Robert Spivak          3,433,648      23,106
Michael Weinstock      3,433,028      23,726
Glenn Golenberg        3,448,273       8,481
Lewis Wolff            3,433,648      23,106
Stephen Ross           3,448,273       8,481
Bruce Schwartz         3,447,648       9,106
Richard Dantas         3,448,273       8,481

In addition to the election of directors as noted above, the following matter was voted upon at such meeting:

Proposal 2, to ratify the appointment of MossAdams LLP as the Company's independent registered public accounting firm was approved with 3,444,946 votes cast for, 5,463 votes cast against, and 8,630 votes abstained.

ITEM 6.  EXHIBITS

(a)     Exhibits

        Exhibit No.                    Description
        -----------                    -----------
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


                                    GRILL  CONCEPTS,  INC.


Signature                   Title                           Date

/s/ Robert Spivak           President  and  Chief           August 11, 2005
-----------------           Executive  Officer
Robert  Spivak




/s/ Philip Gay              Executive Vice President and    August 11, 2005
------------------          Chief  Financial  Officer
Philip  Gay