Form 10-Q
period 2005-09-25
GRILL CONCEPTS INC
filed 2005-11-09
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 25, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to        .
                                             ---------  --------

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

                                 (310) 820-5559
                            -------------------------
              (Registrant's telephone number, including area code)


    ------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule  12b-2  of  the  Exchange  Act).  Yes  [ ]          No  [X]

As of November 2, 2005, 5,726,495 shares of Common Stock of the issuer were outstanding.

                              GRILL CONCEPTS, INC.
                             ----------------------

                                      INDEX

                                                                          Page
                                                                         Number
                                                                         ------

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

     Condensed  Consolidated  Balance  Sheets  -
       September  25,  2005  and  December  26,  2004  (unaudited)            2

     Condensed  Consolidated  Statements  of  Operations  -
       For  the  three  months  and  nine  months  ended  September
       25,  2005  and  September  26,  2004  (restated)  (unaudited)          4

     Condensed  Consolidated  Statements  of  Cash  Flows  -
       For  the  nine  months  ended  September  25,  2005  and
       September  26,  2004  (restated)  (unaudited)                          5

     Notes  to  Condensed  Consolidated  Financial  Statements                6

Item  2.  Management's Discussion and Analysis of Financial Condition
          and  Results  of  Operations                                       17

Item  3.  Quantitative and Qualitative Disclosures About Market Risk         32

Item  4.  Controls  and  Procedures                                          32

PART  II  -  OTHER  INFORMATION

Item  5.  Other  Information                                                 33

Item  6.  Exhibits                                                           33

SIGNATURES                                                                   34

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (UNAUDITED)
                                     ASSETS


                                           September 25, December 26,
                                               2005         2004
                                            -----------  -----------
Current assets:
Cash and cash equivalents                   $ 1,659,000  $ 1,407,000
Inventories                                     642,000      620,000
Receivables, net of reserve ($203,000 in
    2005 and $143,000 in 2004)                  771,000      836,000
Reimbursement receivables from
    managed outlets                             782,000      928,000
Prepaid expenses and other current assets       418,000    2,372,000
                                            -----------  -----------

  Total current assets                        4,272,000    6,163,000

Furniture, equipment, & improvements, net    13,992,000   11,864,000

Goodwill, net                                   205,000      205,000
Restricted cash                               1,042,000      882,000
Note receivable                                  90,000      101,000
Liquor licenses                                 421,000      350,000
Other assets                                    234,000      184,000
                                            -----------  -----------
  Total assets                              $20,256,000  $19,749,000
                                            ===========  ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                  (Continued)

            LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

                                                        September 25,  December 26,
                                                             2005          2004
                                                          -----------  ------------
Current liabilities:
   Accounts payable                                       $ 1,184,000   $ 1,988,000
   Accrued expenses                                         3,185,000     2,548,000
   Accrued managed outlet operating expenses                  782,000       928,000
   Current portion of long term debt                           63,000       196,000
   Current portion notes payable - related parties            308,000       294,000
                                                          ------------  ------------
     Total current liabilities                              5,522,000     5,954,000

Long-term debt                                                216,000       148,000
Notes payable - related parties                               711,000       829,000
Other long-term liabilities                                 7,681,000     8,054,000
                                                          ------------  ------------
     Total liabilities                                     14,130,000    14,985,000

Minority interest                                           1,644,000       934,000

Stockholders' equity:
   Series I, Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares authorized, none
     issued and outstanding in 2005 and 2004                        -             -
Series II, 10% Convertible Preferred Stock, $.001 par
     value; 1,000,000 shares, authorized, 500 shares
     issued and outstanding in 2005 and 2004                        -             -
Common stock, $.00004 par value; 12,000,000 shares
     authorized in 2005 and 2004, 5,726,495 shares
     issued and outstanding in 2005, 5,650,146 shares
     issued and outstanding in 2004                                 -             -
Additional paid-in capital                                 13,682,000    13,649,000
Accumulated deficit                                        (9,200,000)   (9,819,000)
                                                          ------------  ------------
      Total stockholders' equity                            4,482,000     3,830,000
                                                          ------------  ------------
       Total liabilities, minority interest and
        stockholders' equity                              $20,256,000   $19,749,000
                                                          ============  ============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                            GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)


                                               Three  Months  Ended                 Nine  Months  Ended
                                            ---------------------------         ---------------------------
                                          September  25,   September  26,     September  25,    September  26,
                                          --------------   --------------     --------------    --------------
                                              2005              2004               2005               2004
                                           ---------         ---------           ---------          ---------
                                                             (restated)                             (restated)
Revenues:
  Sales                                     $13,298,000      $11,721,000         $40,102,000      $36,915,000
  Cost reimbursements                         1,710,000        2,615,000          10,264,000        8,708,000
  Management and license fees                   402,000          308,000           1,127,000          910,000
                                          --------------   --------------     --------------    --------------
    Total revenues                           15,410,000       14,644,000          51,493,000       46,533,000

Operating expenses:
  Cost of sales                               3,743,000        3,367,000          11,295,000       10,746,000
  Restaurant operating expenses               8,256,000        7,342,000          24,004,000       22,641,000
  Reimbursed costs                            1,710,000        2,615,000          10,264,000        8,708,000
  General and administrative                  1,147,000        1,081,000           3,417,000        3,302,000
  Depreciation and amortization                 660,000          484,000           1,603,000        1,448,000
  Pre-opening costs                              11,000                -             255,000          148,000
                                          --------------   --------------     --------------    --------------
  Total operating expenses                   15,527,000       14,889,000          50,838,000       46,993,000
                                          --------------   --------------     --------------    --------------

Income (loss) from operations                  (117,000)        (245,000)            655,000         (460,000)
Interest expense, net                           (43,000)         (59,000)           (123,000)        (191,000)
                                          --------------   --------------     --------------    --------------

Income (loss) before provision for
income taxes and minority interest             (160,000)        (304,000)            532,000         (651,000)

Provision for income taxes                      (68,000)          (6,000)           (277,000)         (34,000)
Minority interest in loss of subsidiaries        40,000          132,000             364,000          493,000
                                          --------------   --------------     --------------    --------------

Net income (loss)                              (188,000)        (178,000)            619,000         (192,000)
Preferred dividends accrued                     (13,000)         (13,000)            (38,000)         (38,000)
                                          --------------   --------------     --------------    --------------

Net income (loss) applicable to
  common stock                              $  (201,000)     $  (191,000)        $   581,000      $  (230,000)
                                          ==============   ==============     ===============   ==============

Net income (loss) per share applicable
  to common stock:
     Basic net income (loss)                $     (0.04)     $     (0.03)        $      0.10      $     (0.04)
                                          ==============   ==============     ===============   ==============

     Diluted net income (loss)              $     (0.04)     $     (0.03)        $      0.09      $     (0.04)
                                          ==============   ==============     ===============   ==============

Weighted average shares outstanding:
     Basic                                    5,652,230        5,647,707           5,679,752        5,594,672
                                          ==============   ==============     ===============   ==============
     Diluted                                  5,652,230        5,647,707           6,217,285        5,594,672
                                          ==============   ==============     ===============   ==============

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                           Nine  Months  Ended
                                                          ----------------------
                                                       September 25,  September 26,
                                                            2005          2004
                                                        ------------  ------------
                                                                      (restated)
Cash flows from operating activities:
  Net income (loss)                                     $   619,000   $  (192,000)
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         1,603,000     1,448,000
    Stock based compensation                                      -       (84,000)
    Provision for doubtful accounts                          60,000         8,000
    Amortized deferred rent and lease incentives           (484,000)     (127,000)
    Gain on sale of assets                                   (5,000)       (3,000)
    Minority interest in loss of subsidiaries              (364,000)     (493,000)

Changes in operating assets and liabilities:
    Inventories                                             (22,000)       15,000
    Receivables                                               5,000        90,000
    Reimbursable costs receivable                           146,000        51,000
    Prepaid expenses and other current assets               103,000       (32,000)
    Tenant improvement allowances                         1,962,000     1,049,000
    Other assets                                            (65,000)       50,000
    Accounts payable                                       (804,000)      597,000
    Accrued expenses                                        619,000      (438,000)
    Reimburseable costs payable                            (146,000)      (51,000)
                                                        ------------  ------------
Net cash provided by operating activities                 3,227,000     1,888,000
                                                        ------------  ------------

Cash flows from investing activities:
    Proceeds from disposal of assets                          5,000         5,000
    Restricted cash                                        (160,000)      (60,000)
    Purchase of liquor license                              (71,000)       (5,000)
    Purchase of furniture, equipment and improvements    (3,716,000)   (1,774,000)
                                                        ------------  ------------
Net cash used in investing activities                    (3,942,000)   (1,834,000)
                                                        ------------  ------------

Cash flows from financing activities:
    Capital Contributions from minority interest
      members in LLCs                                     1,274,000        35,000
    Return of capital and profits to minority shareholder  (186,000)     (147,000)
    Collections on note receivable                           15,000        15,000
    Proceeds from equipment financing                       118,000             -
    Proceeds from exercise of stock options and warrants     33,000             -
    Payments on notes payable - related parties            (104,000)     (159,000)
    Payments on long-term debt                             (183,000)     (198,000)
                                                        ------------  ------------
Net cash provided by (used in) financing activities         967,000      (454,000)
                                                        ------------  ------------

Net increase (decrease) in cash and cash equivalents        252,000      (400,000)
Cash and cash equivalents, beginning of period            1,407,000     1,496.000
                                                        ------------  ------------
Cash and cash equivalents, end of period                $ 1,659,000   $ 1,096,000
                                                        ============  ============

Supplemental cash flow information:
  Cash paid during the period for:
    Interest                                            $   141,000   $   107,000
    Income taxes                                            263,000       119,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
     NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                  (Unaudited)

1.     INTERIM  FINANCIAL  PRESENTATION

The interim condensed consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 26, 2004 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 26, 2004. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 25, 2005.

2004  RESTATEMENT  OF  FINANCIAL  STATEMENTS

We began a review of our lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, we revised our accounting for leases in 2004 and restated our historical financial statements as of September 26, 2004 to correct for these errors in our lease accounting.

Historically, we recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, we should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when we had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months and by $6,000 and $3,000 for the nine months ended September 26, 2004.

In closing the 2004 books and records, we reviewed the estimated useful lives that we were using to amortize our leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. We have revised the amortization period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $30,000 and $91,000 for the three and nine months ended September 26, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes to Form 10K for the year ended December 26, 2004, we allocate results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $48,000 and $143,000, respectively for the three and nine months ended September 26, 2004.

During fourth quarter of 2004, we eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. Our previous method of recording these activities as restaurant sales revenue with a corresponding increase in operating expense is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, we have eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenues were decreased by $448,000 in the third quarter 2004, restaurant operating expenses decreased by $406,000 and general and administrative expenses decreased by $42,000. The adjustments for the full nine month period ended September 26, 2004 was a decrease in revenues of $1,410,000, a decrease in restaurant operating expenses of $1,281,000 and a decrease in general and administrative expenses of $129,000. These adjustments have no impact on previously reported income and are non-cash.

The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended September 26, 2004 are summarized as follows.

     The following table reflects the effects of the restatement on the Consolidated Statement of Operations:

                                                         SEPTEMBER 26, 2004
                                                THREE MONTHS              NINE MONTHS
                                       AS PREVIOUSLY   RESTATED   AS PREVIOUSLY   RESTATED
                                          REPORTED                  REPORTED
Sales                                    12,169,000   11,721,000   38,325,000   36,915,000
Total Revenue                            15,092,000   14,644,000   47,943,000   46,533,000
Restaurant operating expenses             7,752,000    7,344,000   23,928,000   22,641,000
General & administrative                  1,124,000    1,081,000    3,434,000    3,302,000
Depreciation & amortization                 454,000      484,000    1,357,000    1,448,000
Total operating expenses                 15,310,000(1)14,889,000   48,321,000   46,993,000
Loss from operations                       (218,000)    (245,000)    (378,000)    (460,000)
Loss before taxes                          (277,000)    (304,000)    (569,000)    (651,000)
Loss before minority interest              (283,000)    (310,000)    (603,000)    (685,000)
Minority interest                            84,000      132,000      350,000      493,000
Net loss                                   (199,000)    (178,000)    (253,000)    (192,000)
Net loss applicable to common stock        (212,000)    (191,000)    (291,000)    (230,000)
Net loss per share applicable to common
stock:
   Basic                                     ($0.04)      ($0.03)      ($0.05)      ($0.04)
   Diluted                                   ($0.04)      ($0.03)      ($0.05)      ($0.04)

(1) Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.

The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                                      SEPTEMBER 26, 2004
                                                          AS PREVIOUSLY REPORTED    RESTATED
Cash flows from operating activities
  Net loss                                                        (253,000)         (192,000)
  Depreciation and amortization                                  1,357,000         1,448,000
  Minority interest in net loss of subsidiaries                   (350,000)         (493,000)
  Tenant improvement allowances                                          -         1,049,000
  Other long term liabilities                                     (118,000)         (127,000)
  Net cash provided by operating activities                        839,000         1,888,000

  Tenant improvement allowances                                  1,049,000                 -
  Net cash provided by (used in) financing activities              595,000          (454,000)


RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to current year presentation.

2.     PRO-FORMA STOCK-BASED COMPENSATION

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and comply with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of our stock and the amount an employee must pay to acquire the stock. Because, prior to June 30, 2004, grants under the plan required variable accounting treatment due to the cashless exercise feature of those options (described below), compensation expense was, through that date, remeasured at each balance sheet date based on the difference between the current market price of our stock and the option exercise price. An accrual for compensation expense was determined based on the proportionate vested amount of each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. We account for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

On June 1, 1995, our Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. These Plans provide for options to be issued to our employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. The terms of the option grants originally allowed the employee to exercise the option by surrendering a portion of the vested shares in lieu of paying cash, subject to the terms of the plan including the rights of the Compensation Committee to amend grants in any manner that the committee in its sole discretion deems to not adversely impact the option holders.


On June 23, 2004, our Compensation Committee, as administrators of our stock option plan, resolved that the cashless exercise feature in our stock option plan will not be permitted, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, we reverted back to accounting for our options under the fixed accounting treatment.

We have adopted the disclosure-only provisions of SFAS No. 123, and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." During the nine-month period ended September 25, 2005 there were 117,250 options granted, 11,200 options exercised and 64,050 options cancelled. Pro forma compensation expense for our stock option plans determined based on the fair value at the grant date for awards is as follows:

                                 Three Months               Nine Months
                                     2005         2004         2005        2004
                                     ----         ----         ----        ----
                                               (restated)               (restated)
Net income (loss), as reported    $ (188,000)  $ (178,000)  $ 619,000   $(192,000)
Add: stock compensation expense
   recorded, net of taxes                  -     (155,000)          -     (84,000)
Deduct: stock compensation
expense under fair value method,
net of taxes                        (125,000)     (71,000)   (201,000)   (144,000)
                                  -----------  -----------  ----------  ----------
Net income (loss), pro forma      $ (313,000)  $ (404,000)  $ 418,000   $(420,000)
                                  ===========  ===========  ==========  ==========
Net income (loss) per share, as
reported:
    Basic                         $    (0.04)  $    (0.03)  $    0.10   $   (0.04)
    Diluted                       $    (0.04)  $    (0.03)  $    0.09   $   (0.04)
Net income (loss) per share, pro
forma:
    Basic                         $    (0.06)  $    (0.07)  $    0.07   $   (0.08)
    Diluted                       $    (0.06)  $    (0.07)  $    0.06   $   (0.08)

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

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when we have access to the space and begin to make improvements in preparation for intended use. We expense rent on a straight-line basis during the build-out period. Tenant improvement allowances are also recognized on a straight-line basis beginning at the same time as the commencement of the straight-line rent expense.

Prepaid expenses and other current assets at September 25, 2005 and December 26, 2004 were comprised of:

                                  2005       2004
                                --------  ----------
Lease incentive receivables     $      -  $1,851,000
Prepaid expenses, other          418,000     521,000
                                --------  ----------
Total prepaid assets and other
current assets                  $418,000  $2,372,000
                                ========  ==========

5.     LONG TERM DEBT

During the second quarter of 2005, we borrowed $118,000 under the equipment financing portion of our credit facility. This financing has a term of 5 years and an interest rate of approximately 8.1%.

We are negotiating an extension of the equipment financing portion of the credit facility. The credit facility also contains a $500,000 line of credit that is available in its entirety. The line of credit portion of the credit facility has been extended and has a termination date of August 2006.

6.     OTHER LONG-TERM LIABILITIES

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we recognize a liability for deferred rent where lease payments are lower than rental expense recognized on a straight-line basis.

Other Long-Term Liabilities at September 25, 2005 and December 26, 2004 were comprised of:

                                      2005        2004
                                   ----------  ----------
Lease Incentives                   $5,380,000  $5,653,000
Deferred Rent                       2,301,000   2,401,000
                                   ----------  ----------
Total Other Long-Term Liabilities  $7,681,000  $8,054,000
                                   ==========  ==========

7.     RECENT  ACCOUNTING  PRONOUNCEMENTS

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


8.     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the "LLCs") in which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

The Universal CityWalk Daily Grill is owned by a partnership ("the CityWalk Partnership") for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investment ("Return of Member Capital").

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the nine months ended September 25, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at September 25, 2005, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at September 25, 2005:

     SAN JOSE GRILL LLC

Distributions of capital, preferred
return and profit during the nine
months ended September 25, 2005:     Members       $     186,000
                                                   =============
                                     Company       $     187,000
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============


     CHICAGO - GRILL ON THE ALLEY LLC

Distributions of capital and note
repayments during the nine months
ended September 25, 2005:            Members (a)   $     189,000
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $     948,000
                                                   =============
                                     Company       $           -
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============

     THE GRILL ON HOLLYWOOD LLC

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $   1,200,000
                                                   =============
                                     Company       $     250,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============


     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial and Additional
Capital Contributions at September
25, 2005:                            Members       $   1,100,000
                                                   =============
                                     Company       $     450,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============

     UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial and Additional
Capital Contributions at September
25, 2005:                            Members       $   1,346,000
                                                   =============
                                     Company       $     246,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============



     DOWNTOWN DAILY GRILL (612 FLOWER DAILY GRILL, LLC)

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $   1,145,000
                                                   =============
                                     Company       $     248,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $      43,000
                                                   =============
                                     Company       $      11,000
                                                   =============

(a) Distribution of capital and note repayments as of September 25, 2005 includes $128,000 of capital and note repayments and $61,000 of interest and preferred return.
(b) Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $708,000 and the Company would have an accrued preferred return of $148,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $318,000 and the Company would have an accrued preferred return of $123,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $500,000.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the nine and three-month periods ended September 25, 2005 and September 26, 2004 follow:

                   Nine months              2005                   2004
                                   Earnings     Shares      Earnings    Shares
                                                           (restated)
                                   ---------  -----------  ----------  ---------
Net income (loss)                  $619,000               $ (192,000)
Less: preferred stock dividend      (38,000)                 (38,000)
                                   ---------               ----------
Earnings (deficit) available for
common stockholders                 581,000    5,679,752    (230,000)  5,594,672
Dilutive securities:
   Stock options                          -      126,111           -           -
   Warrants                               -      411,422           -           -
                                   ---------  -----------  ----------  ---------
Dilutive earnings (deficit)
available to common stockholders   $581,000    6,217,285   $(230,000)  5,594,672
                                   =========  ===========  ==========  =========

For the nine months ended September 25, 2005, 324,625 options, 203,645 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the nine months ended September 26, 2004, 632,425 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

                 Three months            2005                     2004
                                 Earnings     Shares      Earnings    Shares
                                                         (restated)
                                ----------  -----------  ----------  ---------
Net loss                        $(188,000)              $ (178,000)
Less: preferred stock dividend    (13,000)                 (13,000)
                                ----------               -----------
Deficit available for common
stockholders                     (201,000)   5,726,003    (191,000)  5,647,707
Dilutive securities:
   Stock options                        -            -           -           -
   Warrants                             -            -           -           -
                                ----------  -----------  ----------  ---------
Dilutive deficit available to
common stockholders             $(201,000)   5,726,003   $(191,000)  5,647,707
                                ==========  ===========  ==========  =========

For the three months ended September 25, 2005, 726,675 options, 1,359,896 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended September 26, 2004, 632,425 options, 1,722,787 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.


10.     LITIGATION  CONTINGENCIES

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The Court is waiting until the State Supreme Court hears the cases currently before the Court of Appeals related to the meal and rest breaks before scheduling any further action in our case. Concurrently, discovery is continuing in these matters and we intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

In November 2004, a sexual harassment case was filed against us in the Superior Court of California of Los Angeles. We filed a motion to dismiss and the case was dismissed with the plaintiff having the right to re-file. The plaintiff re-filed the case. We are pursuing a settlement while discovery continues. We have accrued legal costs up to our insurance deductible of $50,000 in this matter.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to our Annual Report on Form 10-K for the year ended December 26, 2004.

2004  RESTATEMENT  OF  FINANCIAL  STATEMENTS

We began a review of our lease accounting policies following announcements in February 2005 that the Chief Accountant of the Securities and Exchange Commission ("SEC") issued a letter to the American Institute of Certified Public Accountants expressing the SEC staff's views relating to certain lease accounting issues. As a result of this review, we revised our accounting for leases in 2004 and restated our historical financial statements as of and for each fiscal year end 2003, 2002, 2001 and 2000 to correct for these errors in its lease accounting. The accompanying consolidated financial statements for the nine months ended September 26, 2004 have been restated from those originally issued to reflect the change in lease accounting.

Historically, we recognized straight-line rents and amortized tenant improvement allowances using the initial non-cancelable term of the lease commencing on the date rent payments began. Under generally accepted accounting principles, as highlighted in the SEC guidance, we should have recognized rent expense (net of the related tenant improvement allowance amortization) on a straight-line basis over the initial non-cancelable term of the lease, beginning on the later of when we had access to the site or the lease was executed. The impact of correctly calculating rent expense was to decrease restaurant operating expenses and decrease general and administrative expenses by $2,000 and $1,000, respectively, for the three months and by $6,000 and $3,000 for the nine months ended September 26, 2004.

In closing the 2004 books and records, we reviewed the estimated useful lives that we were using to amortize our leasehold improvements. In the case of six restaurants, it was found that the incorrect lives had been used. We have revised the depreciation period to reflect the shorter of their estimated useful lives or the initial lease term. The impact of the change is to increase depreciation and amortization expense by $30,000 and $91,000 for the three and nine months ended September 26, 2004.

A portion of the above adjustments was recorded on the books of the LLC's in which we have a majority ownership or we consolidate under FIN 46. As discussed in the footnotes to the consolidated financial statements to Form 10K for the year ended December 26, 2004, we allocate results to the minority interests based on the underlying economics of the investment. The impact of the above adjustments increased the amount of loss allocated to the minority interests by $48,000 and $143,000 for the three and nine months ended September 26, 2004.

During fourth quarter of 2004, we eliminated amounts that had previously been recorded as restaurant sales revenue arising from complimentary meals and promotional activities. Our previous method of recording these activities as restaurant sales revenue is not in accordance with generally accepted accounting principles. Historically the amounts associated with complimentary meals and promotional activities have been recorded as restaurant revenues, with an offsetting amount in restaurant operations and corporate general and administrative expenses. As revised, we have eliminated all amounts for complimentary meals and promotional activities. As a result of these adjustments, revenue and expenses were decreased by $448,000 for the third quarter 2004, restaurant operating expenses decreased by $406,000 and general and administrative expenses decreased by $42,000. The adjustments for the full nine month period ended September 26, 2004 was a decrease in revenues of $1,410,000, a decrease in restaurant operating expenses of $1,281,000 and a decrease in general and administrative expenses of $129,000. These adjustments have no impact on previously reported income and are non-cash.

     The effects of our revisions to previously reported Consolidated Financial Statements as of and for the quarter ended September 26, 2004 are summarized as follows.

The following table reflects the effects of the restatement on the Consolidated Statement of Operations:

                                                         SEPTEMBER 26, 2004
                                              THREE MONTHS                 NINE MONTHS
                                       AS PREVIOUSLY   RESTATED   AS PREVIOUSLY     RESTATED
                                          REPORTED                   REPORTED
Sales                                    12,169,000   11,721,000   38,325,000   36,915,000
Total Revenue                            15,092,000   14,644,000   47,943,000   46,533,000
Restaurant operating expenses             7,752,000    7,344,000   23,928,000   22,641,000
General & administrative                  1,124,000    1,081,000    3,434,000    3,302,000
Depreciation & amortization                 454,000      484,000    1,357,000    1,448,000
Total operating expenses                 15,310,000(1)14,889,000   48,321,000   46,993,000
Loss from operations                       (218,000)    (245,000)    (378,000)    (460,000)
Loss before taxes                          (277,000)    (304,000)    (569,000)    (651,000)
Loss before minority interest              (283,000)    (310,000)    (603,000)    (685,000)
Minority interest                            84,000      132,000      350,000      493,000
Net loss                                   (199,000)    (178,000)    (253,000)    (192,000)
Net loss applicable to common stock        (212,000)    (191,000)    (291,000)    (230,000)
Net loss per share applicable to common
stock:
   Basic                                     ($0.04)      ($0.03)      ($0.05)      ($0.04)
   Diluted                                   ($0.04)      ($0.03)      ($0.05)      ($0.04)


(1) Includes cost of sales amounts that were not included in the "Total operating expenses" subtotal in prior financial statements.

The following table reflects the effects of the restatement on the Consolidated Statement of Cash Flows:

                                                                    SEPTEMBER 26, 2004
                                                       AS PREVIOUSLY REPORTED    RESTATED
Cash flows from operating activities
  Net loss                                                     (253,000)        (192,000)
  Depreciation and amortization                               1,357,000        1,448,000
  Minority interest in net loss of subsidiaries                (350,000)        (493,000)
  Tenant improvement allowances                                       -        1,049,000
  Other long term liabilities                                  (118,000)        (127,000)
  Net cash provided by operating activities                     839,000        1,888,000

  Tenant improvement allowances                               1,049,000                -
  Net cash provided by (used in) financing activities           595,000         (454,000)

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations expressed as a percentage of total operating revenues.

                                                     Three  Months  Ended              Nine  Months  Ended
                                                    ----------------------            -----------------------
                                                 September  25,  September 26,     September 25,  September  26,
                                                    2005            2004               2005            2004
                                                    ----            ----               ----            ----
                                                                  (restated)                        (restated)
Revenues:                                            %                %                  %               %
  Company restaurant sales                         86.3             80.0               77.9            79.3
  Reimbursed managed outlet
    operating expenses                             11.1             17.9               20.0            18.7
  Management and license fees                       2.6              2.1                2.1             2.0
                                                 --------        ---------          ---------         -------
     Total operating revenues                     100.0             100.0             100.0           100.0

  Cost of sales                                    24.3              23.0              22.0            23.1
  Restaurant operating expense                     53.6              50.2              46.6            48.7
  Reimbursed managed outlet
    operating expenses                             11.1              17.9              20.0            18.7
  General and administrative expense                7.4               7.4               6.6             7.1
  Depreciation and amortization                     4.3               3.3               3.1             3.1
  Pre-opening expenses                              0.1                 -               0.4             0.3
                                                 --------        ---------          ---------         -------
     Total operating expenses                     100.8             101.7              98.7           101.0
                                                 --------        ---------          ---------         -------

     Operating income (loss)                       (0.8)             (1.7)              1.3            (1.0)

Interest expense, net                              (0.2)             (0.4)             (0.3)           (0.4)
                                                 --------        ---------          ---------         -------

Income (loss) before provision for income
taxes, minority interest and equity in loss of
joint venture                                      (1.0)             (2.1)              1.0            (1.4)
Provision for income taxes                         (0.5)             (0.0)             (0.5)           (0.1)
Minority interest in net loss of subsidiaries       0.3               0.9               0.7             1.1
                                                 --------        ---------          ---------         -------

Net income (loss)                                  (1.2)             (1.2)              1.2            (0.4)
                                                 ========        =========          =========         ========

The following table sets forth, for the periods indicated, information derived from our consolidated financial statements of operations expressed as a percentage of total restaurant sales.

                                                     Three  Months  Ended              Nine  Months  Ended
                                                    ----------------------            -----------------------
                                                 September  25,  September 26,     September 25,  September  26,
                                                    2005            2004               2005            2004
                                                    ----            ----               ----            ----
                                                                  (restated)                        (restated)
Revenues:                                              %              %                   %              %
  Company restaurant sales                          100.0          100.0               100.0          100.0

  Cost of sales                                      28.1           28.7                28.2           29.1
  Restaurant operating expenses                      62.1           62.6                59.9           61.3

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

                                                      Third Quarter      Year-to-date      Total open at
                                                        Openings           Openings        End of Quarter
                                                    ----------------    ---------------   ----------------
                                                    FY 2005  FY 2004   FY 2005   FY 2004  FY 2005   FY 2004
                                                   --------  --------  --------  -------  --------  -------
Daily Grill restaurants:
    Company owned                                      (1)         -         1         1        12       11
    Managed and/or licensed                             -          -         -         -         8        7
Grill on the Alley restaurants:
    Company owned                                       -          -         -         -         4        4
Other restaurants
    Managed and/or licensed                             -         (1)        -        (1)        -        -
                                                   --------  --------  --------  -------  --------  -------
Total                                                  (1)        (1)        1         -        24       22
                                                   ========  ========  ========  =======  ========  =======

                                         Three Months Ended           Nine Months Ended
                                        ---------------------         -----------------
                                      September 25, September26,  September 25,  September 26,
                                          2005          2004          2005          2004
                                      ------------  ------------  ------------  ------------
Weighted average weekly sales
   per company owned restaurant:
     Daily Grill                      $    55,344   $    55,569   $    58,735   $    59,768
     Grill on the Alley                    81,969        72,571        81,207        73,389

Change in comparable restaurant (1):
     Daily Grill                              1.1%          3.7%          0.0%          5.1%
     Grill on the Alley                      13.0%          1.3%         10.7%          0.4%

Total sales:
     Daily Grill                      $ 9,036,000   $ 7,947,000   $27,434,000   $25,466,000
     Grill on the Alley                 4,262,000     3,774,000    12,668,000    11,449,000
                                      ------------  ------------  ------------  ------------

Total consolidated sales              $13,298,000   $11,721,000   $40,102,000   $36,915,000
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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

                                         Three Months Ended           Nine Months Ended
                                        ---------------------         -----------------
                                      September 25, September26,  September 25,  September 26,
                                          2005          2004          2005          2004
                                      ------------  ------------  ------------  ------------
Managed Daily Grills                  $ 4,926,000   $  4,115,000  $ 14,039,000  $ 11,880,000
Licensed Daily Grills                   2,173,000      1,861,000     5,943,000     6,130,000
                                      ------------  ------------  ------------  ------------
                                      $ 7,099,000   $  5,976,000  $ 19,982,000  $ 18,010,000
                                      ============  ============  ============  ============
Management and license fees
      Percent of gross sales                 5.7%          5.2%          5.6%          5.1%

MATERIAL CHANGES IN RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2005 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2004

Revenues. For the 2005 third quarter total revenues increased 5.2% to $15.4 million from $14.6 million for the 2004 third quarter and increased 10.7% to $51.5 million for the 2005 year-to-date period from $46.5 million for the 2004 year-to-date period. For the quarter, total revenues consisted of sales revenues of $13.3 million, up 13.5% from $11.7 million in the 2004 quarter, management and license fee of $402,000, up 30.5% from $308,000 in the 2004 quarter, and reimbursed managed outlet expenses of $1.7 million, down 34.6% from $2.6 million in the 2004 quarter. For the year-to-date period, total revenues consisted of sales revenues of $40.1 million, up 8.6% from $36.9 million in the 2004 year-to-date period, management and license fees of $1,127,000, up 23.9% from, $910,000 in the 2004 year-to-date period, and reimbursed managed outlet expenses of $10.3 million, up 17.9% from $8.7 million in the 2004 year-to-date period.

Sales for Daily Grill restaurants increased by 13.7% from $7.9 million in the 2004 quarter to $9.0 million in the 2005 period. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily attributable to opening of the Santa Monica Daily Grill ($0.6 million) and the Downtown Daily Grill ($0.9 million) and an increase in same store sales of 1.1% ($0.1 million) for restaurants open for the entire 13 weeks in both 2004 and 2005 partially offset by a $0.5 million decrease due to the closure of the La Cienega Daily Grill.

Sales for Daily Grill restaurants increased by 7.7% from $25.5 million for the nine months in 2004 to $27.4 million in 2005. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily due to the opening of the Santa Monica Daily Grill ($1.3 million) and the Downtown Daily Grill ($1.1 million) partially offset by the closure of the La Cienega Daily
Grill ($0.5 million). Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants decreased 1.7% from $59,768 in 2004 to $58,735 in 2005. Comparable restaurant sales at the Daily Grill restaurants in 2005 reflected improved sales at a number of restaurants offset by a decline in guests at two restaurants adversely impacted by external factors and renovation issues. Our intent is to address the renovation issues in early 2006. Same store sales were flat year over year and the decrease in average weekly sales was principally attributable to the La Cienega Daily Grill where average weekly sales decreased 8.8% for the nine months of 2005 compared to 2004 due to a decrease in guest counts leading up to, and resulting from, closure of the restaurant following expiration of the restaurant's lease.

Sales for Grill restaurants increased by 13.0% from $3.8 million in the 2004 quarter to $4.3 million in 2005. Approximately two-thirds of the increase in sales revenues for the Grill restaurants from 2004 to 2005 was attributable to increased guest counts and one-third to improved check averages.

Sales for Grill restaurants increased 10.7% from $11.4 million to $12.7 million for the nine month period. The increase in sales revenues for the Grill restaurants from 2004 to 2005 was attributable to improved guest counts (60%) and check averages (40%). Weighted average weekly sales at the Grill restaurants increased 10.7% from $73,389 in 2004 to $81,207 in 2005.

Management and license fee revenues were attributable to hotel restaurant management services which accounted for $348,000 of management fees during the 2005 quarter as compared to $250,000 during the 2004 quarter and licensing fees of $54,000 during the 2005 quarter compared to $58,000 during the 2004 quarter. The increase in management and license fees during 2005 was attributable to management of the Long Beach Daily Grill beginning in November 2004 and improved sales at the Burbank and San Francisco Daily Grills.

For the year-to-date period, management and license fee revenues were attributable to hotel restaurant management services which accounted for $954,000 of management fees during the 2005 period as compared to $738,000 during the 2004 period and licensing fees of $173,000 during the 2005 period as compared to $172,000 during the 2004 period. The increase in management and license fees during 2005 was attributable to management of the Long Beach Daily Grill beginning in November 2004 and improved sales at the San Francisco, Georgetown, Burbank, Houston and LAX Daily Grills.

Reimbursed managed outlet expenses represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursement from the owner. The increase in revenues attributable to reimbursed managed outlet expenses for the year-to-date period was attributable to the opening of the Long Beach Daily Grill in November 2004 and increased cost of goods at the San Francisco Daily Grill and increased restaurant operating expenses at the San Francisco, Georgetown and Burbank Daily Grills due to improved sales.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursable costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 4.3% to $15.5 million in the 2005 quarter (representing 100.8% of revenues) from $14.9 million in 2004 (representing 101.7% of revenues). For the nine months, total operating expenses increased 8.2% to $50.8 million (representing 98.7% of revenues) from $47.0 million in 2004 (representing 101.0% of revenues).

Cost of Sales. While sales revenues increased by 13.5% ($1,577,000) in the 2005 quarter and 8.6% ($3,187,000) for the nine months as compared to 2004, total cost of sales increased by 11.2%, or $376,000, for the quarter and 5.1% or $549,000, for the nine months ended September 25, 2005 as compared to the same periods in 2004. The dollar increase in cost of sales is primarily due to the opening of the Santa Monica and Downtown Daily Grills ($410,000 for the quarter and $684,000 for the nine months). Cost of sales as a percentage of restaurant sales was 28.1% for the quarter and 28.2% for the nine months ended September 25, 2005 as compared to 28.7% for the third quarter and 29.1% for the year-to-date period in 2004. The decrease in cost of sales as a percentage of total sales was attributable to menu changes during the third quarter and nine months of 2005.

Restaurant operating expenses. Restaurant operating expenses increased by $917,000, or 12.5%, for the quarter and $1,365,000, or 6.0%, for the nine months as compared to the same periods in 2004. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to restaurants opening in 2005 - the Santa Monica Daily Grill ($359,000) and the Downtown Daily Grill ($548,000). The dollar increase in operating expenses for the nine months was primarily attributable to the opening of the Santa Monica Daily Grill ($779,000) and the Downtown Daily Grill ($725,000). Restaurant operating expenses, as a percentage of restaurant sales, decreased in the third quarter from 62.6% in 2004 to 62.1% in 2005. For the nine months, the percentages were 61.3% in 2004 and 59.9% in 2005.

Reimbursed Costs. Reimbursed costs decreased 34.6% from $2.6 million to $1.7 million for the quarter and increased by 17.9% from $8.7 million to $10.3 million in 2005 for the nine months. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the opening of the Long Beach Daily Grill in November 2004 and increased cost of sales at the San Francisco
Daily Grill and increased restaurant operating expenses at the San Francisco, Georgetown and Burbank Daily Grills due to improved sales.

General and Administrative. General and administrative expense increased 6.1% for the quarter and 3.5% for the nine months as compared to the same periods in 2004. As a percentage of revenues, general and administrative expense totaled 7.4% for the quarter and 6.6% for the nine months as compared to 7.4% for the quarter and 7.1% for the nine months in 2004. The increase in total general and administrative expense of $66,000 for the 2005 quarter was primarily attributable to accruing a management bonus, increases in professional services and provision for bad debts related to Portland management fees offset by a decrease in office expenses. The increase in total general and administrative expense of $115,000 for the 2005 nine month period is attributable to accruing a management team bonus, increases in wages and related benefits and provision for bad debts related to Portland management fees offset by reduced travel costs and office expenses.

Depreciation and Amortization. Depreciation and amortization expense increased by 36.4% for the quarter and 10.7% for the nine months compared to 2004, representing 4.0% of restaurant sales for the nine months of 2005 and 3.9% of sales in 2004. The increase in depreciation and amortization expense for the nine months was primarily due to the abandonment of assets at the La Cienega restaurant which closed July 31, 2005 and the opening of the Santa Monica and Downtown Daily Grills in 2005.

Pre-opening Costs. Pre-opening costs totaled $11,000 in the 2005 quarter as compared to zero in the 2004 quarter and $255,000 in the 2005 nine month period as compared with $148,000 in 2004. These pre-opening costs were attributable to the opening in January 2004 of the Bethesda Daily Grill and the opening of the Santa Monica and Downtown Daily Grills in 2005.

Interest Expense. Total interest expense, net, decreased by $16,000, or 27.1%, during the quarter and $68,000, or 35.6%, during the nine months compared to the same periods in 2004. The decrease in interest expense was primarily attributable to substantially reduced warrant amortization in 2005.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $40,000 during the 2005 third quarter as compared to $132,000 during the 2004 quarter. For the nine months, we reported a minority interest in the loss of majority owned subsidiaries of $364,000 during 2005 and $493,000 during 2004. The decrease in minority interest in loss for the quarter and nine months was primarily attributable to having more of the losses of the Hollywood Grill allocated to us offset by improved operations at the South Bay Daily Grill.

Provision for Income Taxes. The income tax provision for 2005 is due to alternative minimum tax and state taxes with only minor NOLs and large business credits to offset the federal tax. In 2004 there were larger federal NOLs resulting in a tax provision which consisted of state income taxes only.

Net Income. We reported net loss of $188,000 for the third quarter and net income of $619,000 for the nine months of 2005 as compared to a net loss of $178,000 for the third quarter and a net loss of $192,000 for the nine months in 2004.

MATERIAL  CHANGES  IN  FINANCIAL  CONDITION,  LIQUIDITY  AND  CAPITAL RESOURCES.

At September 25, 2005 we had negative working capital of $1.3 million and a cash balance of $1.7 million compared to positive working capital of $0.2 million and a cash balance of $1.4 million at December 26, 2004.

Net cash provided by operations during the nine months ended September 25, 2005 totaled $3,227,000 compared to $1,888,000 during the nine months ended September 26, 2004. The increase in cash provided by operations primarily resulted from increased profitability of $811,000, increased tenant improvement allowances received of $913,000 and by changes in operating assets and liabilities.

Net cash used in investing activities during the nine months ended September 25, 2005 totaled $3,942,000 compared to $1,834,000 during the nine months ended September 26, 2004. Cash used in investing activities related primarily to the purchases of furniture, fixtures and equipment for the Santa Monica Daily Grill ($1,275,000) and the Downtown Daily Grill ($2,060,000).

Net cash provided by financing activities during the nine months ended September 25, 2005 totaled $967,000 compared to $454,000 used in financing activities during the nine months ended September 26, 2004. Cash provided by financing activities during the current year related to capital contributions from LLC minority members ($1,274,000), equipment financing ($118,000), and exercise of stock option ($33,000) offset by reductions in debt ($287,000) and distribution of profits to the minority investor in San Jose Grill, LLC ($186,000).

Financing Facilities. At September 25, 2005, the Company had $150,000 owing under equipment lease financing transactions, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.9 million, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. Construction of the Santa Monica Daily Grill was paid for through a $2.2 million tenant improvement allowance of which $1,517,000 was received during the first nine months of 2005. Construction of the Downtown Daily Grill was funded through a $600,000 tenant improvement allowance, minority member capital contribution of $1,250,000 and the Company's capital contribution of $251,000. As of September 25, 2005, $600,000 of the tenant improvement allowance on the Downtown Daily Grill has been received. These tenant improvement allowances have been recorded in other long-term liabilities and are being amortized against rent expense over the lease terms.

In June 2004, we finalized an agreement with respect to the establishment of a new bank credit facility. Under the terms of the new bank credit facility, we have been provided with financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $700,000, increased to $860,000 in January 2005 and equipment financing in the amount of $500,000. As of September 25, 2005 we have utilized $162,000 of the equipment financing. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. The bank has renewed the credit facility extending the term to August 4, 2006.

Operating Leases and Contractual Obligations. In September 2005, we entered into a lease relating to a restaurant scheduled to open in the summer of 2006. Including that lease, at September 25, 2005, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located, or will be located, as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $25.1 million over the life of those leases, with minimum annual rental payments of $3.3 million in 2005, $6.1 million between 2006 and 2007, $4.8 million between 2008 and 2009, and $10.9 million thereafter. There were no material changes in our obligations under operating leases during the quarter ended September 25, 2005 as compared to those described in the Company's Form 10-K for the year ended December 26, 2004.

On August 8, 2005 the Compensation Committee of our Board approved entry into change of control agreements with four executives. Pursuant to the agreements each of the executives would be entitled to payments in an amount equal to 1.5 times their annual salary in the event of termination of their employment following a change in control of the Company. The agreements were approved by the full Board at their September 21, 2005 meeting.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in our Form 10-K for the year ended December 26, 2004. There were no material developments with respect to those agreements and arrangements during the quarter ended September 25, 2005.

Detailed information regarding the initial capital contributions to the LLCs and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company's Form 10-K for the year ended December 26, 2004. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the nine months ended September 25, 2005, (2) the unreturned balance of the capital contributions of the Members and/or the Company at September 25, 2005, and the accrued but unpaid preferred returns due to the Members and/or the Company at September 25, 2005:

     SAN JOSE GRILL LLC

Distributions of capital, preferred
return and profit during the nine
months ended September 25, 2005:     Members       $     186,000
                                                   =============
                                     Company       $     187,000
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============


     CHICAGO - GRILL ON THE ALLEY LLC

Distributions of capital and note
repayments during the nine months
ended September 25, 2005:            Members (a)   $     189,000
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $     948,000
                                                   =============
                                     Company       $           -
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============

     THE GRILL ON HOLLYWOOD LLC

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $   1,200,000
                                                   =============
                                     Company       $     250,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============


     SOUTH BAY DAILY GRILL (CONTINENTAL PARK LLC)

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial and Additional
Capital Contributions at September
25, 2005:                            Members       $   1,100,000
                                                   =============
                                     Company       $     450,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============

     UNIVERSAL CITYWALK DAILY GRILL

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial and Additional
Capital Contributions at September
25, 2005:                            Members       $   1,346,000
                                                   =============
                                     Company       $     246,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members (b)   $           -
                                                   =============
                                     Company       $           -
                                                   =============



     DOWNTOWN DAILY GRILL (612 FLOWER DAILY GRILL, LLC)

Distributions of capital during the
nine months ended September 25,
2005:                                Members       $           -
                                                   =============
                                     Company       $           -
                                                   =============
Unreturned Initial Capital
Contributions at September 25,
2005:                                Members       $   1,145,000
                                                   =============
                                     Company       $     248,000
                                                   =============
Accrued but unpaid Preferred
Returns at September 25, 2005:       Members       $      43,000
                                                   =============
                                     Company       $      11,000
                                                   =============

a) Distribution of capital and note repayments as of September 25, 2005 includes $128,000 of capital and note repayments and $61,000 of interest and preferred return.
b) Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $708,000 and the Company would have an accrued preferred return of $148,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $318,000 and the Company would have a preferred return of $123,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $500,000.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. A description of our critical accounting policies is set forth in our Form 10-K for the year ended December 26, 2004. As of, and for the quarter ended, September 25, 2005, there have been no material changes or updates to our critical accounting policies.


RECENTLY  ISSUED  ACCOUNTING  PRONOUNCEMENTS

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

CERTAIN  FACTORS  AFFECTING  FUTURE  OPERATING  RESULTS

In addition to the opening of the new restaurants during 2005, the various factors described in our Annual Report on Form 10-K for the year ended December 26, 2004, the following developments may impact future operating results and financial results.

In September 2005, we signed a lease to open a wholly owned Grill on the Alley restaurant in the Galleria shopping center in Dallas, Texas. We anticipate beginning the build-out in January of 2006 with completion by the summer of 2006. Construction of the restaurant will be financed primarily through a tenant improvement allowance of $1,965,700.

There can be no assurance that we will be successful in opening new restaurants in accordance with our anticipated opening schedule; that sufficient capital resources will be available to fund scheduled restaurant openings and start-up costs; that new restaurants can be operated profitably; that hotel restaurant management services will produce satisfactory cash flow and operating results to support such operations; or that additional hotels will elect to retain our hotel restaurant management services.

ITEM  3.       QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our non-revolving credit facility (the "Credit Facility"). There was $150,000 of borrowings outstanding under the equipment financing portion of the Credit Facility at September 25, 2005. There were no borrowings under the line of credit portion of the Credit Facility, which terminates in August 2006 and bears interest at prime rate. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

                          PART II - OTHER INFORMATION

ITEM  5.  OTHER  INFORMATION

On September 21, 2005, the Company entered into Change of Control Agreements with four executives, Michael Weinstock, Philip Gay, John Sola and Louie Feinstein. Pursuant to the agreements each of the executives would be entitled to payments in an amount equal to 1.5 times their annual salary in the event of termination of their employment following a change in control of the Company.

ITEM 6.  EXHIBITS

     Exhibit No.                    Description
     -----------                    -----------

10.1               Change of Control Severence Agreement Form
31.1               Section 302 Certification of CEO
31.2               Section 302 Certification of CFO
32.1 Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                   Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 GRILL  CONCEPTS,  INC.


Signature                    Title                       Date



/s/ Robert Spivak        President  and  Chief           November  8,  2005
-----------------        Executive  Officer
Robert  Spivak


/s/ Philip Gay           Executive Vice President and    November  8,  2005
-----------------        Chief Financial  Officer
Philip  Gay