Form 10-K
period 2005-12-25
GRILL CONCEPTS INC
filed 2006-04-04
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-K
 (MARK  ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 25, 2005

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

     Indicate by check mark if the registrant is a well-known seasoned issuer,
as defined in Rule 405 of the Securities Act.                   Yes [ ]   No [X]

     Indicate by check marked if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Act.                     Yes [ ]   No [X]

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer  [ ]  Accelerated filer  [ ]  Non-accelerated filer  [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                                 Yes [ ]  No [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the NASDAQ Small-Cap Market, as of the close of business June 30, 2005 was approximately $15,834,000.

     Number of shares outstanding of the registrant's common stock, $.00004 par value, as of March 10, 2006: 5,768,195 shares.

     DOCUMENTS  INCORPORATED  BY  REFERENCE

     Portions of the Registrant's definitive annual proxy statement to be filed within 120 days of the Registrant's fiscal year ended December 25, 2005 are incorporated by reference into Part III.


                                TABLE OF CONTENTS

PART  I                                                                Page
                                                                       ----

     ITEM  1.     BUSINESS                                                3
     ITEM 1A.     RISK FACTORS                                           15
     ITEM 1B.     UNRESOLVED STAFF COMMENTS                              19
     ITEM 2.      PROPERTIES                                             20
     ITEM 3.      LEGAL PROCEEDINGS                                      20
     ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS    20

PART II

     ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                 STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
                 SECURITIES                                              20
     ITEM 6.     SELECTED FINANCIAL DATA                                 21
     ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS           22
     ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE
                 ABOUT MARKET RISK                                       38
     ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             39
     ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE                     39
     ITEM 9A.    CONTROLS AND PROCEDURES                                 39
     ITEM 9B.    OTHER INFORMATION                                       39

PART III

     ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT      40
     ITEM 11.    EXECUTIVE COMPENSATION                                  40
     ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT AND RELATED STOCKHOLDER MATTERS              40
     ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS          40
     ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES                  40

PART IV

     ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES                 40

                                     PART I

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled "Certain Factors Affecting Future Operating Results" beginning on page 37 of this Form 10-K.

ITEM 1.   BUSINESS

     Except as expressly indicated or unless the context otherwise requires, as used herein, the "Company", "we", "our", or "us", means Grill Concepts, Inc., a Delaware corporation and its subsidiaries.

GENERAL

     Grill Concepts, Inc. and its subsidiaries (the "Company") develops, owns, operates, manages and licenses upscale casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley."

     The Company was incorporated under the laws of the State of Delaware in November of 1985. Since our acquisition of Grill Concepts, Inc., a California corporation ("GCI"), in March of 1995, we have focused principally on the expansion of the "Daily Grill" and "The Grill on the Alley" restaurant formats of GCI.

     At December 25, 2005, we owned and operated sixteen restaurants and managed or licensed eight additional restaurants. Twelve Daily Grill restaurants and four The Grill on the Alley restaurants are owned and operated, six Daily Grill restaurants are managed and we license two Daily Grill restaurants. With the exception of three The Grill on the Alley restaurants, and three Daily Grill restaurants that are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants, which were owned and operated at December 25, 2005, were solely owned and operated by us.

     In 2001 we entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of additional restaurants in those markets.

     During 2005, we continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and The Grill on the Alley restaurants in hotel properties, and non-hotel based restaurants, in strategic markets throughout the United States.

     During 2005, we opened two restaurants consisting of (1) a 100% owned Daily Grill, opened in March 2005 in Santa Monica, California and (2) a joint venture Daily Grill restaurant, opened in May 2005 in downtown Los Angeles, California. On July 31, 2005 the La Cienega Daily Grill in Los Angeles, California was closed when the lease expired.

     In February 2006, we began construction of a 100% owned Grill on the Alley at the Galleria shopping center in Dallas, Texas. The restaurant is expected to open in the summer of 2006.

     The following table sets forth unaudited restaurant count information for all restaurants.

                                            2005   2004
                                           -----  -----
Number of restaurants:
  Daily Grill restaurants:
    Company Restaurants:
     Beginning of year                       11     10
     Restaurant opening                       2      1
     Restaurant closings                     (1)     -
                                           -----  -----
     End of year                             12     11

    Managed or Licensed Restaurants:
     Beginning of year                        8      7
     Restaurant openings                      -      1
                                           -----  -----
     End of year                              8      8

Total Daily Grill restaurants:
     Beginning of year                       19     17
     Restaurant openings                      2      2
     Restaurants closed or sold              (1)     -
                                           -----  -----
     End of year                             20     19
                                           =====  =====

  Grill restaurants:
    Company Restaurants:
     Beginning of year                        4      4
     Restaurant openings                      -      -
                                           -----  -----
     End of year                              4      4

    Total Grill restaurants:
     Beginning of year                        4      4
     Restaurant openings                      -      -
                                           -----  -----
     End of year                              4      4
                                           =====  =====

  Other restaurants:
    Managed or Licensed Restaurants:
     Beginning of year                        -      1
     Restaurant closings                      -     (1)
                                           -----  -----
     End of year                              -      -

    Total Other restaurants:
       Beginning of year                      -      1
     Restaurants closed or sold               -     (1)
                                           -----  -----
     End of year                              -      -
                                           =====  =====

  Total restaurants:
     Beginning of year                       23     22
     Restaurant openings                      2      2
     Restaurants closed or sold              (1)    (1)
                                           -----  -----
     End of year                             24     23
                                           =====  =====

     The following table sets forth unaudited per restaurant sales information, comparable restaurant sales information for restaurants open twelve months in both periods, and total sales information during 2005 and 2004 by restaurant concept for owned restaurants ("Company Restaurants"):

                                                       2005          2004
                                                   ------------  ------------
Weighted average weekly sales per restaurant:
  Daily Grill restaurants:
    Company Restaurants                            $    59,456   $    57,757
  Grill restaurants:
    Company Restaurants                            $    85,110   $    77,545

Change in comparable restaurant sales:
  Daily Grill restaurants
    Company Restaurants                                    1.1%          4.6%
  Grill restaurants
    Company Restaurants                                    9.8%          2.1%

Total sales:
  Daily Grill                                      $37,003,000   $33,809,000
  Grill                                             17,703,000    16,129,000
                                                   ------------  ------------
  Total consolidated sales                         $54,706,000   $49,938,000
                                                   ============  ============

     We earn management and license fee revenue based on a percentage of gross sales at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported gross sales at these restaurants. In addition to the base fee we also earn incentive fees based on net income which is reported as management and license fee revenue. The gross sales of managed and licensed restaurants are not included in our statements of operations. However, we consider the disclosure of these gross sales to be a key indicator of brand strength and important to understanding how changes in gross sales at the managed and licensed restaurants impact our revenue.

     Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

                                 2005          2004
                             ------------  ------------
Gross Sales
     Managed Daily Grills    $19,242,000   $16,382,000
     Licensed Daily Grills     7,852,000     8,003,000
                             ------------  ------------
                             $27,094,000   $24,345,000
                             ============  ============

Management and license fees  $ 1,683,000   $ 1,282,000
                             ============  ============
     Percent of gross sales          6.2%          5.3%


OPERATING PRINCIPLES

     All Grill Concepts' employees are trained to treat each person who visits our restaurants as a "guest" and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each employee is taught that at our restaurants "the guest is always right." Our policy is to accommodate all reasonable guest requests, ranging from substitutions of menu items to take-out orders.

     In order to assure that our philosophy of guest service is adhered to, all employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in our procedures and policies but in every aspect of operations. Our policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just over 65% per year for all employees, considerably below the industry average which management believes to be approximately 111%.

       We believe that the familiarity and feeling of comfort, which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become "regulars." Management believes that at the restaurants which have been open for over a year repeat business is significantly greater than the industry average, with many guests becoming "regulars" in the tradition of the neighborhood restaurant.

     Proprietary recipes have been developed for substantially all of the items offered on our menus. The same recipes are used at each location and all chefs undergo extensive training in order to assure consistency and quality in the preparation of food. Virtually all of the menu items offered are cooked from scratch utilizing fresh food ingredients. Our management believes that our standards for ingredients and the preparation of menu items are among the most stringent in the industry.

     Each Daily Grill restaurant has up to seven cooks and each Grill has up to eight cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a "point-of-sale" computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

RESTAURANT CONCEPTS

- DAILY GRILL RESTAURANTS

     Background. At December 25, 2005, we, through our subsidiaries, owned and operated, managed or licensed twenty Daily Grill restaurants principally in Southern California, and the Washington, D.C./Virginia market. Daily Grill restaurants are patterned after "The Grill on the Alley" in Beverly Hills. See
"-- The Grill on the Alley."    After successfully operating The Grill on the
Alley for a number of years, in 1988, the founders of The Grill on the Alley decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a "regular" at its restaurants.

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

     Daily Grill locations which are opened, or are scheduled to open in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

                                                                            Ownership
                                                            Opened or       Interest,
                                                            Scheduled      Licensed or
Location                                                     Opening         Managed
-------------------------------------------------------  ---------------  -------------
Brentwood, California                                    September 1988            100%
Newport Beach, California                                April 1991                100%
Studio City, California                                  August 1993               100%
Palm Desert, California                                  January 1994              100%
Irvine, California                                       September 1996            100%
Los Angeles International Airport                        January 1997          Licensed
Washington, D.C.                                         March 1997                100%
Tysons Corner, Virginia                                  October 1998              100%
Burbank, California (Hilton Hotel)                       January 1999           Managed
Washington, D.C. (Georgetown Inn)                        April 1999             Managed
Universal CityWalk, California                           May 1999                   50%
Skokie, Illinois (DoubleTree Hotel)                      September 2000        Licensed
San Francisco, California (Handlery Union Square Hotel)  February 2002          Managed
Houston, Texas (Westin Galleria)                         July 2002              Managed
El Segundo (South Bay), California                       January 2003             50.1%
Portland, Oregon (Portland Westin)                       September 2003         Managed
Bethesda, Maryland (Hyatt Hotel)                         January 2004              100%
Long Beach, California (Hilton Hotel)                    November 2004          Managed
Santa Monica, California                                 March 2005                100%
Downtown Los Angeles, California                         May 2005                 58.4%

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

     Hotel based Daily Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased, operated pursuant to a partnership, a joint venture, a license arrangement, or a management agreement. As with non-hotel based restaurants, site selection is viewed as critical and, accordingly, significant effort is exerted to assure that each site selected is appropriate. In 1998 we entered into an agreement with Hotel Restaurant Properties, Inc. ("HRP") under which they assist us in finding suitable hotel based locations and may negotiate leases, license or management agreements for those properties. See "-- Hotel Property Agreement" and " Certain Relationships and Related Transactions".

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

     Existing hotel based Daily Grill restaurants range in size from 5,000 to 8,000 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 252 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Our portion of opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from nothing to $513,000 per restaurant.

     Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930's and 1940's. During 2005 we redesigned the menu placing a greater emphasis on steaks, chops and seafood. Daily Grill offers genuine Angus steaks and chops, as well as, such "signature" items as Cobb salad, Caesar salad, meatloaf with mashed potatoes, chicken pot pie, hamburgers, fresh fruit cobbler and key lime pie. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

     Entrees range in price, subject to regional differences, from $8.95 for a hamburger to $29.95 for a char-broiled T-bone steak with all the trimmings.
The average lunch check is $16.00 per person and the average dinner check is $25.00 per person, including beverage. Daily Grill restaurants also offer a children's menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 25, 2005, food and non-alcoholic beverage sales constituted approximately 83% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 17%.

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

- THE GRILL ON THE ALLEY

     Background. At December 25, 2005, we, through our subsidiary, GCI, owned and operated four The Grill on the Alley restaurants ("Grill").

     The original Grill is a fine dining Beverly Hills restaurant, which opened in 1984 and served as the model for the Daily Grill restaurants. The Grill is set in the traditional style of the old-time grills of New York and San Francisco, with black-and-white marbled floors and polished wooden booths. The Grill offers five-star American cuisine and uncompromising service in a comfortable, dignified atmosphere.

     In April of 1996, we acquired the original Grill from a partnership, the managing partner of which was controlled by our then principal shareholders and directors.

     Restaurant Sites. At December 25, 2005, we operated four Grill restaurants, two of which were non-hotel based facilities and two of which were hotel-based facilities.

     Grill locations opened, or scheduled to open, in the following months and years, are owned or managed as indicated and, where indicated, in the referenced hotels:

                                                  Ownership Interest
Location                                  Opened      or Managed
-------------------------------------  -------------  -----------
Beverly Hills, California              January 1984       100.00%
San Jose, California (Fairmont Hotel)  May 1998            50.05%
Chicago, Illinois (Westin Hotel)       June 2000           60.00%
Hollywood, California                  November 2001       51.00%
Dallas, Texas                          Summer 2006        100.00%

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

     Hotel based Grill restaurants may be newly constructed facilities or remodeled facilities on the premises of, or adjacent to, a hotel. Such facilities may be leased by us, or operated pursuant to a partnership or joint venture arrangement. As with non-hotel based restaurants, site selection is viewed as critical to success and, accordingly, significant effort is exerted to assure that each site selected is appropriate.

      Existing non-hotel based Grill restaurants range in size from approximately 4,300 to 5,600 square feet of which approximately 35% is devoted to kitchen and service areas and seat 120 to 200 guests.

     Existing hotel based Grill restaurants range in size from approximately 8,000 to 8,500 square feet of which approximately 35% to 38% is devoted to kitchen and service areas and seat 280 to 300 guests.

     Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites will be unique to each location.
Each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Total project costs of the existing hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $2.1 million to $3.1 million.

     Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930's and 1940's, featuring prime steaks, fresh seafood from all over the world, freshly prepared salads and vegetables served in generous portions.

     Entrees range in price from $13.25 for a cheeseburger to $39.75 for a prime porterhouse steak. The average lunch check is $25.00 per person and the average dinner check is $50.00 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 25, 2005, food and non-alcoholic beverage sales constituted approximately 71% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 29%.

     Atmosphere and Service. Each Grill restaurant is open at least, for lunch six days a week and dinner seven days a week. Each Grill location is designed to provide the sense and feel of comfort and elegance. In the tradition of an old-time American-style grill, the setting is an open kitchen adjacent to tables and booths. The open kitchen setting emphasizes the quality and freshness of food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a "high energy level". Reservations are accepted but are not required.


RESTAURANT MANAGEMENT AND LICENSING ACTIVITIES

     In addition to owning and operating Daily Grills and The Grills, we, at December 25, 2005, provided contract management services for six hotel based Daily Grill restaurants at the Burbank Hilton, the Georgetown Inn, the Handlery Hotel, the Westin Galleria, the Portland Westin and the Long Beach Hilton and had granted licenses to operate two Daily Grill restaurants (at LAX and the DoubleTree Hotel in Skokie, Illinois).

     Under the terms of our management agreements, we are responsible for all aspects of the restaurant's operation for which we earn a fee, however, we have no ownership in the restaurant. Restaurant management services include overseeing the design, development, construction, equipping, furnishing and operation of the restaurant. Once the restaurant is open to the public, the manager is responsible for rendering and performing all services in connection with the operation of the restaurant. Those services include employing, training and supervising personnel, and purchasing and maintaining adequate inventory, etc. We are liable for all debts and obligations that we incur on behalf of the managed outlets including payroll and related costs of the restaurant staff who are our employees. All such costs are included as reimbursed costs in our statements of operations and we also record revenue for those costs that are reimbursed by the restaurants as cost reimbursements.

     Each management agreement is individually negotiated and may include an investment on our part, a management fee and a profit sharing interest. For restaurants under management at December 25, 2005, we had made investments ranging from $0 to $500,000, are entitled to management fees, along with HRP, ranging from 5% to 8.5% of gross revenues and entitled, along with HRP, to 25% to 35% of annual restaurant profits.

     Under restaurant licensing agreements, we earn a licensing fee in exchange for use of our brand, as well as, the proprietary menu. Under the terms of our license agreements, licensees are generally responsible for all costs of construction and operation of the licensed restaurant and we receive license fees ranging from 2% to 4% of restaurant revenues subject to varying sales thresholds or minimum license fees negotiated with respect to each licensed restaurant.

HOTEL PROPERTY AGREEMENT

     In order to facilitate our efforts to open restaurants on a large scale basis in hotel properties, in August of 1998, we entered into the Hotel Property Agreement with Hotel Restaurant Properties, Inc. ("HRP") pursuant to which HRP agreed to assist us in locating suitable hotel locations for the opening of our restaurants. HRP is considered a related party as one of its owners is a family member of a director and preferred stock holder. In May 1999 the HRP agreement was amended under the same terms and conditions except that it is now 100% owned by the family member. HRP is responsible for identifying suitable hotel locations in which a Grill or Daily Grill can be operated ("Managed Outlets") and negotiating and entering into leases or management agreements for those properties. We, in turn, enter into management agreements with HRP or the hotel owners, as appropriate. We may advance certain pre-opening costs and certain required advances ("Manager Loans") and will manage and supervise the day-to-day operations of each Managed Outlet. From the gross management fee, we are entitled to receive a base overhead fee equal to $1,667 per month per Managed Outlet. The remaining fee income, less any expenses and after repayments required on Manager Loans from each Managed Outlet, are allocated 75% to us and 25% to HRP.

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

The operating agreement with HRP contains a clause whereby, HRP has the right to cause us to purchase HRP (the put option) at any time there is a change in control or after May 2004 subject to certain conditions and we have the right to purchase HRP (the call option) after May 2004 subject to certain conditions.

     Under the respective put and call options, the purchase price ("APP") (principally paid in stock) of HRP will be 25% multiplied by 10 (Multiple) times the operating income of HRP (gross receipts for the prior twelve months less operating expenses which are averaged over a five year period), with certain allowed exclusions from operating income minus the principal balance of
any outstanding loans (with certain allowed exclusions) to HRP.   Under the put
option the multiple may change if 87.5% multiplied by the closing price of our common stock divided by EBITDA per share is less than 10. If we sell assets or stock to certain third parties introduced by HRP which causes a change in control, then purchase price will be the greater of: (A) $3,000,000 or (B) the APP, not to exceed $4,500,000.


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

     Our future expansion efforts are expected to concentrate on expansion into new and existing markets through a combination of Company owned restaurants and hotel based restaurants pursuant to the Hotel Property Agreement. With the assistance of HRP, we expect to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a market presence in a market, we intend to construct and operate clusters of restaurants within those markets. Management intends to limit the construction and operation of Grill restaurants to one restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

     Our primary operating markets during 2005 were restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. During 2005, we opened two non-hotel based Daily Grill restaurants one in Santa Monica, California in March 2005 and one in downtown Los Angeles, California in May 2005. We also closed our La Cienega Daily Grill in July 2005 on expiration of the restaurant lease. At December 25, 2005, we had entered into a lease covering a Grill restaurant that is expected to open in the Summer of 2006 in the Galleria shopping center in Dallas, Texas.
Management is presently evaluating the opening of additional non-hotel based Daily Grill and Grill restaurants in existing markets and in other major metropolitan areas. Existing markets will be evaluated for expansion in order to establish market presence and economies of scale. As of March 2006, conversations are on-going for a number of sites, in addition to the Dallas, Texas location, but no agreements have been signed. Management anticipates that the cost to open additional Daily Grill and Grill restaurants will average $325 to $375 per square foot per restaurant, less tenant improvement allowances, with each restaurant expected to be approximately 6,000 to 7,000 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which we pursue expansion.

     We are presently evaluating the opening of additional hotel based Daily Grill restaurants in existing markets and in other major metropolitan areas. Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment on our part may vary widely.


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

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only two management agreements have, as yet, been entered into under the Development Agreement. The exclusivity agreement has terminated due to the lack of performance on Starwood's part.

RESTAURANT MANAGEMENT

     We strive to maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. We believe that our concept and high sales volume enable us to attract quality, experienced restaurant management and hourly personnel. We have experienced a relatively low turnover at every level at our Daily Grill and Grill restaurants. See "-- Operating Principles" above.

     Each Daily Grill and Grill restaurant, including both free standing and hotel-based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately five years experience in the restaurant industry and three years with us. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to our Vice President of Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 75 employees.
Restaurant operations are standardized, and a comprehensive management manual exists to ensure operational quality and consistency.

     We maintain financial and accounting controls for each Daily Grill and Grill restaurant through the use of a "point-of-sale" computer system integrated
with centralized accounting and management information systems.   Inventory,
expenses, labor costs, and cash are carefully monitored with appropriate control systems. With the current systems, revenue and cost reports, including food and labor costs, are produced every night reflecting that day's business. The restaurant general manager, as well as home office management, receives these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control. Financial management and accounting policies and procedures are developed and maintained by our Corporate Controller, Director of Information Systems, and Chief Financial Officer.

     All managers participate in a comprehensive six-week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, guest service, food and beverage service, safety policies and employee relations. In addition, we have developed training courses for assistant managers and chefs. We typically have a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. Our senior management meets bi-weekly with each restaurant management team to discuss business issues, new ideas and revisit the manager's manual. Overall performance at each location is also monitored with shoppers' reports, guest comment cards and third party quality control reviews.

     Servers at each restaurant participate in approximately ten days of training during which the employee works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and guest satisfaction. Experienced servers are given responsibility for training new employees and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach which contributes to a lower turnover rate among employees. Representatives of home office management regularly visit the restaurants to ensure that our philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

PURCHASING

     We have developed proprietary recipes for substantially all the items served at our Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant's head chef from a supplier designated by our Culinary and Purchasing Departments. Because of the emphasis on cooking from scratch, virtually all food items are purchased "fresh" rather than frozen or pre-cooked, with one exception being bread, which is ordered from a central supplier which prepares the bread according to a proprietary recipe and delivers daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, we work with outside suppliers to produce a limited number of selected proprietary items such as salad dressings, soups and seasoning combinations.

     We utilize our point-of-sale computer system to monitor inventory levels and sales, then order food ingredients daily based on such levels. We employ contract purchasing in order to lock in food prices and reduce short-term exposure to price increases. Our Senior Vice President - Culinary establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Senior Vice President - Culinary in conjunction with our team of chefs, constantly monitors the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

ADVERTISING AND MARKETING

     Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and The Daily Grill have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill names before the public. Such activities include media advertising, direct mail promotions, a birthday club, e-mail marketing, as well as holiday and special interest events. We also support and participate in local charity campaigns. These activities are managed by a full time Director of Marketing.
A toll free phone-in guest survey is utilized to gather guest feelings on their dining experience. During 2005, expenditures for advertising and promotion were approximately 1.0% of total revenues.


COMPETITION

     The Daily Grill restaurants compete within the full-service upscale casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory and Houston's, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national fine dining chains as well as selected local owner-operated fine dining establishments. Competition for our hotel-based restaurants is primarily limited to restaurants within the immediate proximity of the hotels.

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


EMPLOYEES

     We, and our subsidiaries, employ approximately 1,656 people, 31 of whom are home office personnel and 149 of whom are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of our employees, approximately 68% are full-time employees, with the remainder being part-time employees.

     Management believes that its employee relations are good at the present
time.   An anonymous employee survey is taken each year and the results are disseminated to keep home office and restaurant management aware of the level of employee satisfaction.

     With the exception of the Chicago Grill on the Alley, none of our employees are represented by labor unions or are subject to collective bargaining or other similar agreements. The union contract expired in August 2005 and has been verbally agreed to for an additional three-year term. Management believes that its employee relations are good at the present time.


TRADEMARKS AND SERVICE MARKS

     We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered our "Daily Grill" mark and "The Grill on the Alley" and "Think Daily" marks and logos. As well as other marks with the United States Patent and Trademark Office as service marks for restaurant service. Our "The Grill on the Alley" mark and logo is also secured in California. Our policy is to pursue registration of our marks and to oppose strenuously any infringement.


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

EXECUTIVE OFFICERS

     Our executive officers as of December 25, 2005, and their ages and positions as of that date, are as follows:


   Name               Age                    Position
   ----               ----                 -----------
  Robert Spivak        62  President and Chief Executive Officer
  Michael Weinstock    63  Chairman of the Board and Executive Vice President
  John Sola            53  Vice President - Operations and Development
  Philip Gay           48  Executive Vice President and Chief Financial Officer

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

     Mr. Spivak has announced his planned retirement effective June 2006 at which time Mr. Gay is to assume the positions of President and Chief Executive Officer.

ITEM 1A.  RISK FACTORS

     The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

OUR FUTURE GROWTH AND EXPANSION ARE DEPENDENT UPON OUR ABILITY TO OPEN ADDITIONAL RESTAURANTS AND OPERATE NEW RESTAURANTS PROFITABLY.

     Future growth in sales and profits will depend to a substantial extent on our ability to increase the number of restaurants we operate, license or manage. Our ability to open additional restaurants will depend upon a number of factors, including the availability of suitable locations, our ability to negotiate leases on acceptable terms, the securing of required governmental permits and approvals, the hiring and training of skilled restaurant management and hourly employees, the availability of financing on acceptable terms (if at all), general economic conditions and other factors, many of which are beyond our control. Due to the highly customized nature of our restaurant concept and the complex design, construction, and pre-opening processes for each new location, the lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. There can be no assurance that we will be able to open new restaurants or that, if opened, those restaurants will be operated profitably.

OUR RELATIVE SMALL SIZE MAKES US VULNERABLE TO RISKS ASSOCIATED WITH LACK OF DIVERSIFICATION AND RISKS ASSOCIATED WITH MANAGING AND SUPPORTING GROWING OPERATIONS.

     We operated 22 restaurants at December 31, 2005. Due to this relatively small number of restaurants, poor operations at any one restaurant could materially affect our overall profitability. Even though our revenues have grown over the last decade, our current restaurant field supervision and corporate support infrastructures remain relatively small. Accordingly, we remain vulnerable to a variety of business risks generally associated with smaller, growing companies. Any failure to continue to upgrade operating, financial, and restaurant support systems or unexpected difficulties encountered during expansion could adversely affect our business, financial condition, and results of operations. Although we believe that our systems and controls are adequate to address our current needs and we are in the process of upgrading certain of our operating and financial systems and processes, there can be no assurance that such upgraded systems and processes will be adequate to sustain future growth, and that further upgrades will not be necessary.

OUR PROFITABILITY IS SUBJECT TO RISKS ASSOCIATED WITH FLUCTUATIONS IN COSTS OF KEY INGREDIENTS, LABOR AND UTILITIES.

     Our profitability is dependent upon our ability to anticipate and react to changes in the costs of key operating resources, including food and other raw materials, labor, utilities and other supplies and services. Various factors beyond our control, including adverse weather and general marketplace conditions, may affect the availability and cost of food and other raw materials. Recent increases in energy costs may have a material adverse impact on our restaurant profitability if those costs continue at current, or higher, levels. The impact of inflation on food, labor and occupancy costs can significantly affect our operations. While management has been able to react to inflation and other changes in the costs of key operating resources by increasing prices for menu items, there can be no assurance that we will be able to continue to do so in the future. There can also be no assurance that we will continue to generate increases in comparable restaurant sales in amounts sufficient to offset inflationary or other cost pressures.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO RETAIN THE SERVICES OF KEY SENIOR MANAGEMENT PERSONNEL AND ATTRACT AND RETAIN ADDITIONAL KEY PERSONNEL.

     The success of our business is highly dependent upon the services of our senior executive team. Robert Spivak, our co-founder and President and Chief Executive Officer has announced his pending retirement. In conjunction with Mr. Spivak's pending retirement, Philip Gay, our current Executive Vice President and Chief Financial Officer is to be promoted to the position of President and Chief Executive Officer and a new Chief Financial Officer is to be named. Mr. Spivak has agreed to continue providing services as a part time consultant following his retirement. Our success will be dependent, during the period immediately following Mr. Spivak's retirement, upon our ability to successfully transition our senior management team under the leadership of Mr. Gay and a new Chief Financial Officer. Further, our success will be dependent upon the continued services of our senior management team and our ability to attract and retain skilled management employees at all levels of operations. Poor execution in our transition of senior management personnel or the loss of services of key personnel could have a material adverse effect upon our business.

OUR OPERATIONS ARE SUBJECT TO INTENSE COMPETITION AND CHANGES IN CONSUMER PREFERENCES.

     The restaurant industry is highly competitive. There are a substantial number of restaurant operations that compete directly and indirectly with us, some of which may have significantly greater financial resources, higher revenues, and greater economies of scale than we enjoy. The restaurant business is often affected by changes in consumer tastes and discretionary spending patterns, national and regional economic conditions, demographic trends, consumer confidence in the economy, traffic patterns, the cost and availability of raw materials and labor, purchasing power, governmental regulations and local competitive factors. Any change in these factors could adversely affect our restaurant operations. Multi-unit foodservice operations such as ours can also be substantially affected by adverse publicity resulting from food quality, illness, injury, health concerns, or operating issues stemming from a single restaurant. We attempt to manage these factors, but the occurrence of any one of these factors could cause our business to be adversely affected. We believe that our restaurants compete favorably in the consumer marketplace with respect to the attributes of quality, variety, taste, service, consistency, and overall value.

OUR BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS THAT MAY ADVERSELY AFFECT OUR QUARTERLY OPERATING RESULTS IN SELECT PERIODS.

     Our business is subject to seasonal fluctuations. Historically, our highest earnings have occurred in the first and fourth quarters of the fiscal year, as our sales in most of our restaurants have typically been higher during the first and fourth quarters of the fiscal year. As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new restaurant openings and their respective pre-opening costs.

OUR CALIFORNIA BASED RESTAURANTS HAVE IN THE PAST BEEN, AND MAY IN THE FUTURE BE, SUBJECT TO TEMPORARY CLOSURE DUE TO ENERGY SHORTAGES.

     High energy costs and consumption and constrained energy supplies have periodically resulted in rolling blackouts in California, particularly during summer months. We have experienced periodic temporary restaurant closures in the past as a result of such rolling blackouts and may experience similar closures in the future. Any such closures will result in loss of revenues from the effected restaurants and potentially higher occupancy and operating costs.

OUR BUSINESS IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATIONS THAT MAY ADVERSELY AFFECT OUR EXISTING OR PLANNED OPERATIONS OR RESULT IN ADDITIONAL COSTS OR POTENTIAL LIABILITIES.

     Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants are located, including regulations relating to alcoholic beverage control, public health and safety and fire codes. The failure to obtain or retain food and liquor licenses could adversely affect the operation of our restaurants. Any difficulties, delays or failures in obtaining and/or retaining licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area. We may also be subject to "dram shop" statutes in certain states which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

     We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We expect increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage, and although such increases are not expected to be material, we cannot assure that there will not be material increases in the future. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services supplied to us.

WE ARE SUBJECT TO PENDING LITIGATION, AND POTENTIAL LIABILITY, REGARDING APPLICATION OF EMPLOYMENT REGULATIONS.

     Complex issues relating to the interpretation and application of various labor regulations may result in our incurring unforeseen costs and/or liabilities relating to compliance with such regulations. Many restaurant operators in California have been subject to litigation over the last year relating to non-compliance with California labor provisions mandating that employees be provided meal and break periods. A former employee has filed a class action lawsuit against us asserting violation of the applicable California regulations regarding meal and break periods. While we believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, many restaurant operators in California have incurred substantial expenses in settling similar claims and we may incur substantial expenses in connection with defending or settling the pending litigation.

     A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as "Tip-pooling." The company has not yet been served with this complaint.

WE MAY BE SUBJECT TO INCREASED LIABILITY RESULTING FROM OUR PARTIAL SELF-INSURANCE OF WORKERS COMPENSATION CLAIMS.

     In order to better manage the cost of our workers compensation expense, commencing in 2004, we altered our workers compensation coverage to substantially increase our per event and aggregate deductibles. As a result, we expect to reduce our recurring cost of workers compensation insurance but are exposed to substantially higher potential losses that could result from claims under that policy should those claims exceed our prior deductible levels.

WE MAY EXPERIENCE INCREASED COSTS, WORKER RELATED IMPEDIMENTS AND OTHER LOSSES AT OUR CHICAGO RESTAURANT AS A RESULT OF OUR USE OF UNION WORKERS.

     The employees of our Chicago restaurant are members of the Hotel Employees and Restaurant Employees Union, Local 1, AFL-CIO. As a result of our Chicago workforce being unionized, we experience higher labor costs in our Chicago operations, have less managerial control over our workforce and are subject to certain impediments, delays, costs and other potential risks not faced at our other restaurants. Accordingly, we may experience unexpected losses or costs in our Chicago operations.

PROVISIONS IN OUR CHARTER AND IN DELAWARE LAW MAY IMPEDE, DELAY OR PREVENT POTENTIAL TAKEOVERS THAT MIGHT OTHERWISE BE BENEFICIAL TO OUR STOCKHOLDERS.

     Our Certificate of Incorporation and By-Laws contain various provisions and Delaware law contains certain provisions that could make more difficult a merger, tender offer or proxy contest involving the Company, even if such events would be beneficial to the interests of our stockholders. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of our Common Stock. In addition, we may issue shares of preferred stock without stockholder approval on such terms as the Board of Directors may determine. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. Moreover, although the ability to issue preferred stock may provide flexibility in connection with possible acquisitions and other corporate purposes, such issuance may make it more difficult for a third party to acquire, or may discourage a third party from acquiring, a majority of our voting stock. We have no current plans to issue any shares of preferred stock. We may in the future adopt other measures that may have the effect of delaying, deferring or preventing a change in control. Certain of such measures may be adopted without any further vote or action by the stockholders, although we have no present plans to adopt any such measures.

IDENTIFICATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL MAY ADVERSELY AFFECT OUR FINANCIAL RESULTS.

     We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for, among other things, the identification of material weaknesses in internal control that could indicate a lack of adequate controls to generate accurate financial statements. Though we routinely assess our internal controls, there can be no assurance that we will be able to timely remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. Because we are not an "accelerated filer", as defined in the Securities Exchange Act of 1934, certain provisions of Section 404 relating to the provision of a report of management and accompanying auditor's report on a company's internal controls over financial reporting will not be applicable until our first fiscal year ending on or after July 15, 2007. Based on the experiences of other issuers currently subject to the full requirements of
Section 404, we expect that we will incur substantial additional costs in order to prepare for our first required report under Section 404 and increased recurring costs thereafter.

OUR STOCK PRICE IS SUBJECT TO VOLATILITY ASSOCIATED WITH MARKET FLUCTUATIONS AS WELL AS OUR OPERATING PERFORMANCE AND LIMITED TRADING VOLUME IN OUR STOCK.

     The price at which the our common stock trades is determined in the marketplace and may be influenced by many factors, including our performance, investor expectations, the trading volume in our common stock, general economic and market conditions and competition.

     The market price of our common stock could fluctuate substantially due to a variety of factors, including our quarterly operating results and those of other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters or other developments affecting our business or our competitors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

OUR DIRECTORS, EXECUTIVE OFFICERS AND SIGNIFICANT SHAREHOLDERS HOLD A SUBSTANTIAL PORTION OF OUR STOCK THAT MAY LEAD TO CONFLICTS WITH OTHER SHAREHOLDERS OVER CORPORATE GOVERNANCE.

     Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. At March 10, 2006, Starwood Hotels and Resorts held 666,667 shares of our common stock and warrants entitling Starwood to purchase an additional 666,667 shares of our common stock at $2.00 per share. At March 10, 2006, Lewis Wolff, a director, and his family members and entities controlled by Mr. Wolff and his family members, held 501,781shares of our common stock, warrants and options to purchase an additional 246,250 shares of our common stock at prices ranging from $1.65 to $4.527 per share and 500 shares of Series II Convertible Preferred Stock that may be converted into 125,000 shares of our common stock, in addition to options held by Mr. Wolff received in his capacity as a director. Other members of senior management held in excess of 946,400 shares of our common stock, as well as options to purchase 217,983 shares of our common stock, at March 10, 2006. Such persons, acting together, and each acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations.

CONVERSION OF OUR OUTSTANDING CONVERTIBLE SECURITIES COULD SUBSTANTIALLY DILUTE COMMON STOCK PRICES BECAUSE THE CONVERSION PRICES OF THOSE SECURITIES ARE BELOW OUR CURRENT MARKET PRICE.

     We have issued, and may issue in the future, various securities that are convertible or exercisable at prices that are lower than the current market price of our common stock or are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those securities. For example, at March 10, 2006, we had issued and outstanding 1,309,896 warrants to purchase shares our common stock at prices ranging from $2.00 to $7.00 per share. On March 10, 2006, the closing price of our common stock on the Nasdaq SmallCap Market was $3.35.

     The value of our common stock could, therefore, experience substantial dilution as a result of the conversion or exercise of our outstanding derivative securities or as a result of any issuance of additional securities at prices lower than the conversion prices of such securities. Also, as a result of conversions of our Series II Convertible Preferred Stock and any related sales of our common stock by the holders, the market price of our common stock could be depressed.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY CONFLICTS OF INTEREST ASSOCIATED WITH DOING BUSINESS WITH AFFILIATES OF CERTAIN DIRECTORS AND PRINCIPAL SHAREHOLDERS.

     We are presently party to business arrangements with affiliates of two directors and principal shareholders. We are party to agreements with two entities affiliated with Lewis Wolff, a director and principal shareholder. We lease the site of the San Jose Grill restaurant from an entity in which Mr. Wolff is a part owner. Similarly, we are party to an agreement with Hotel Restaurant Properties, Inc., an entity controlled by a member of Mr. Wolff's family, pursuant to which HRP assists in locating hotel locations for restaurants and pursuant to which HRP is entitled to a portion of the fees or profits from those restaurants. During 2005, we paid rents of $257,000 with respect to the San Jose Grill and paid, or accrued, management fees of $423,000 to HRP. We are also party to various agreements with Starwood Hotels and Resorts, the employer of one of our directors, Richard Dantas, and one of our principal shareholders. Under a Development Agreement, we agreed to work with Starwood to identify potential restaurant locations in Starwood properties and, subject to negotiating acceptable terms, develop and operate restaurants in Starwood properties under management or license arrangements. Pursuant to the Development Agreement, we granted certain exclusivity rights to Starwood and agreed to grant certain warrants to Starwood based on restaurant openings. As of December 31, 2005, we operated two restaurants pursuant to management agreements with Starwood. Our business dealings with Starwood and affiliates of Mr. Wolff create potential conflicts of interest that could result in our securing terms that are less favorable than might otherwise be available in the absence of such conflicts.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

     Not applicable

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

     In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles County in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court on appealed
cases of the same nature.   We intend to vigorously defend our position in all
of these matters although the outcome cannot be ascertained at this time. We have established a reserve of $150,000 for this lawsuit.

     A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as "Tip-pooling." The company has not yet been served with this complaint.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  RELATED  STOCKHOLDER
MATTERS,  AND  ISSUER  PURCHASES  OF  EQUITY  SECURITIES

     Our common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Small-Cap Market ("Nasdaq") under the symbol "GRIL".

The following table sets forth the high and low bid price per share for our common stock for each quarterly period during the last two fiscal years:

                         High  Low
                         ----  ----
2004 -  First Quarter    3.65  2.46
        Second Quarter   3.44  1.80
        Third Quarter    2.96  1.55
        Fourth Quarter   2.53  1.45

2005 -  First Quarter    3.05  1.81
        Second Quarter   4.23  1.85
        Third Quarter    4.60  3.01
        Fourth Quarter   4.84  3.01

     The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

     At March 10, 2006, the closing bid price of our Common Stock was $3.35.

     As of March 10, 2006, there were approximately 406 holders of record of our Common Stock.

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

                                                         Fiscal Year Ended December
                                          --------------------------------------------------------
                                             2005      2004         2003       2002         2001
                                          ---------  ---------   ---------  -----------  -----------
                                                   (In thousands except per share data)
Statement of Operations Data:
 Sales                                     $ 54,706  $ 49,938    $ 45,858  $   41,826  $    45,022
 Cost reimbursements                         14,299    12,439       9,728       7,270        3,594
 Management and license fees                  1,683     1,282       1,037         901          771
                                          ---------  ---------   ---------  -----------  -----------
Total revenues                               70,688    63,659      56,623      49,997       49,387

Operating expenses:
 Cost of sales                               15,446    14,465      13,274      11,927       12,915
 Restaurant operating expenses               32,844    30,552      28,050      25,649       27,100
 Reimbursed costs                            14,299    12,439       9,772       7,557        3,594
 General and administration                   4,868     4,472       3,696       3,426        3,381
 Depreciation and amortization                2,248     2,005       1,816       1,868        1,838
 Pre-opening costs                              301       167         182          69          199
 Gain on sale of assets                          (5)       (2)        (11)        (71)        (225)
                                          ---------  ---------   ---------  -----------  -----------

Total operating expenses                     70,001    64,098      56,779      50,425        48,802

Income (loss) from operations                   687      (439)       (156)       (428)         585
Interest expense, net                          (128)     (272)       (331)       (331)        (564)
                                          ---------  ---------   ---------  -----------  -----------


Income (loss) before taxes and minority
interest                                        559      (711)       (487)       (792)          21
 Provision for income taxes                    (179)       (65)        (89)        (37)         (65)
Minority interest                               559       814         704         422          110
                                          ---------  ---------   ---------  -----------  -----------

Net income (loss)                               939        38         128        (407)          66
                                          ---------  ---------   ---------  -----------  -----------

Preferred dividends accrued                     (50)      (50)        (50)        (50)         (50)
                                          ---------  ---------   ---------  -----------  -----------

Net income (loss) applicable to
 common stock                              $    889  $    (12)   $    78    $    (457)   $      16
                                          =========  =========   =========  ===========  ===========

Net income (loss) per share applicable
 to common stock:
    Basic                                  $   0.16  $    0.00   $   0.01   $   (0.08)   $    0.00
                                          =========  =========   =========  ===========  ===========
    Diluted                                $   0.14  $    0.00   $   0.01   $   (0.08)   $    0.00
                                          =========  =========   =========  ===========  ===========

 Weighted average shares outstanding
    Basic                                 5,691,523  5,608,541   5,537,071   5,537,071   4,776,741
                                          =========  =========   =========  ===========  ===========
    Diluted                               6,251,042  5,608,541   5,640,842   5,537,071   4,776,741
                                          =========  =========   =========  ===========  ===========


                                                         Fiscal Year Ended December
                                          --------------------------------------------------------
                                             2005      2004         2003       2002         2001
                                          ---------  ---------   ---------  -----------  -----------
                                                   (In thousands except per share data)
Balance Sheet Data:
 Working capital surplus (deficit)       $  (1,277)  $     209   $     378  $   (1,045)  $    (628)
 Total assets                               21,973      19,749      17,047      16,579      17,321
 Long-term debt, less
  current portion                              877         977       1,254       1,743       2,371
 Stockholders' equity                        4,806       3,830       3,744       3,616       4,023


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company's actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the sections entitled "Risk Factors" beginning on page of 15 and "Certain Factors Affecting Future Operating Results" beginning on page 37 of this Form 10-K.

GENERAL

     Grill Concepts develops, owns, operates, manages and licenses full-service upscale casual dining restaurants under the name "Daily Grill" and fine dining restaurants under the name "The Grill on the Alley."

     Our revenues are derived from sales at company-owned restaurants, management and license fees from restaurants managed or licensed by us and reimbursements of operating expenses of managed outlets.

     During the fiscal year ended December 25, 2005, we owned and operated, for the full fiscal year, fourteen restaurants (ten Daily Grill and four Grill restaurants), including two Daily Grill and three Grill restaurants owned in partnership with third parties. During fiscal 2005, we also operated one fully owned Daily Grill that opened in March, one Daily Grill owned in partnership that opened in May and one fully owned Daily Grill which closed in July.

     Also during fiscal 2005, we managed or licensed, for the full fiscal year, six Daily Grill restaurants.

     During the fiscal year ended December 26, 2004, we owned and operated, for the full fiscal year, fourteen restaurants (ten Daily Grill and four Grill restaurants), including two Daily Grill and three Grill restaurants owned in partnership. During 2004, we also operated one owned Daily Grill that opened in January.

     Also during fiscal 2004, we managed or licensed, for the full fiscal year, six Daily Grill restaurants. During fiscal 2004, we commenced management of one Daily Grill that opened in November and terminated our license relating to the San Jose City Bar and Grill.

     Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 79% of combined 2005 sales were food and 21% were beverage. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

     Management and license fee revenues are derived from individually negotiated arrangements by which we manage restaurants on behalf of third parties or license to third parties the right to operate Daily Grill restaurants. Management and license fees are primarily influenced by the number of management and license arrangements in place, the negotiated management or license fee and the revenues of the managed or licensed restaurants. Management and license fees typically range from five to eight percent of gross sales of the subject restaurants. Management and license fee revenues also include incentive fees we receive which are based on a percentage of net income.

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

     In addition to restaurant operating expenses, we pay certain general and administrative expenses that relate primarily to operation of our home office. Home office general and administrative expenses consist primarily of salaries of officers, management personnel and clerical personnel, rent, legal and accounting costs, travel, insurance and office expenses.

RESULTS OF OPERATIONS

     The following table sets forth certain items as a percentage of total revenues from our Statements of Operations during 2005, 2004 and 2003. As noted above, we typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

                                    Fiscal Year Ended December
                                    --------------------------
                                       2005    2004    2003
                                      ------  ------  ------
Sales revenues                         77.4%   78.5%   81.0%
Cost reimbursements                    20.2    19.5    17.2
Management and licensing fees           2.4     2.0     1.8
                                      ------  ------  ------

Total revenues                        100.0   100.0   100.0


Cost of sales                          21.8    22.7    23.4
Restaurant operating expense           46.4    48.0    49.5
Reimbursed costs                       20.2    19.5    17.3
General and administrative expense      6.9     7.0     6.5
Depreciation and amortization           3.2     3.2     3.2
Pre-opening costs                       0.4     0.3     0.3
                                      ------  ------  ------

Total operating expenses               99.0   100.7   100.3
                                      ------  ------  ------

Operating income (loss)                 1.0    (0.7)   (0.3)
Interest expense, net                  (0.2)   (0.4)   (0.6)
                                      ------  ------  ------

Income (loss) before income tax and
    minority interest                   0.8    (1.1)   (0.9)
Provision for taxes                    (0.3)    (0.1)   (0.2)
Minority interest                       0.8     1.3     1.3
                                      ------  ------  ------

Net income                              1.3%    0.1%    0.2%
                                      ======  ======  ======

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

     Revenues. Revenues for 2005 increased 11.0% to $70.7 million from $63.7 million in 2004. Sales revenues increased 9.6% to $54.7 million in 2005 from $49.9 million in 2004. Reimbursed managed outlet operating expenses increased 15.0% to $14.3 million from $12.4 million in 2004. Management and license fee revenues increased to $1.7 million in 2005 from $1.3 million in 2004. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees.

     Sales for Daily Grill restaurants increased by 9.5% from $33.8 million in 2004 to $37.0 million in 2005. The increase in sales revenues for the Daily Grill restaurants from 2004 to 2005 was primarily attributable to opening of the Downtown Daily Grill ($2.1 million) and the Santa Monica Daily Grill ($1.9 million), a slight increase at the Bethesda Daily Grill which opened in January 2004 ($0.1 million) and an increase in same store sales of 1.1% ($0.3 million) for restaurants open for 12 months in both 2005 and 2004 offset by a decrease in sales at the LaCienega Daily Grill which closed in July 2005 ($1.2 million). Weighted average weekly sales at the Daily Grill restaurants increased 2.9% from $57,757 in 2004 to $59,456 in 2005.

     Sales for Grill restaurants increased by 9.8% from $16.1 million in 2004 to $17.7 million in 2005. The increase in sales revenues for the Grill restaurants from 2004 to 2005 was primarily attributable to increased guest counts supported by improved check averages. Weighted average weekly sales at the Grill restaurants increased 9.8% from $77,545 in 2004 to $85,110 in 2005.

     Price increases were implemented during the fourth quarter of 2005 for a large percentage of the menu items. Selected price increases may be implemented from time to time in the future, consistent with the casual dining industry and how the economy fares. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in guest count at existing restaurants and selected price increases. When entering new markets where we have not yet established a market presence, sales levels are expected to be lower than in existing markets where we have a concentration of restaurants and high customer awareness. Although our experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales could result.

     Cost reimbursements increased in 2005 primarily due to the full year operation of the Long Beach Daily Grill and improved sales at other managed restaurants.

     Management and license fee revenues during 2005 were attributable to (1) restaurant management services relating to six hotel based restaurants which accounted for $1,462,000 of management fees, and (2) licensing fees from the two licensed Daily Grill restaurants which totaled $221,000. The increase in management and license fees during 2005 was attributable to (1) management of one Daily Grill open a full year compared to 6 weeks in 2004, (2) 10% or more increases in sales at three managed Daily Grills and (3) a 10% sales increase at one licensed Daily Grill, partially offset by the termination in 2004 of our licensed San Jose City Bar and Grill operation.

     Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 9.2% to $70.0 million in 2005 from $64.1 million in 2004.

     Cost of Sales. Cost of sales consists exclusively of the cost of food and beverages sold. Cost of sales increased by 6.8% ($1.0 million) and decreased almost a full percentage point to 28.2% as a percentage of sales in 2005 compared to 29.0% in 2004. The increase in cost of sales was attributable to the opening of new restaurants and increased sales generally. The decrease in cost of sales as a percentage of sales reflects a combination of improved cost controls, purchasing efficiencies and price increases.

     Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 7.5% to $32.8 million in 2005 from $30.6 million in 2004. As a percentage of sales, restaurant operating expenses represented 60.0% in 2005 and 61.2% in 2004. The increase in restaurant operating expenses was primarily attributable to the opening during 2005 of two Daily Grills accounting for $2.5 million of the increased costs partially offset by the closing of one restaurant resulting in a decrease of $0.8 million. For comparable restaurants the expenses as a percentage of sales improved slightly to 60.0% from 60.2% in 2004.

     Reimbursed Costs. Reimbursed costs increased 15.0% from $12.4 million in 2004 to $14.3 million in 2005. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the full year operations of one Daily Grill that was open for only six weeks in 2004 and improved sales at other restaurants.

     General and Administrative. General and administrative expenses rose to $4.9 million in 2005 compared to $4.5 million in 2004. General and administrative expenses represented 6.9% of total revenues in 2005 as compared to 7.0% of total revenues in 2004. The dollar increase was primarily the result of corporate level bonuses ($375,000), a reserve for settlement of the meals and breaks lawsuit ($150,000) and increased professional services ($27,000), offset by decreased office expenses ($87,000), travel expenses ($36,000) and bad debt due to continued under performance at the Portland Daily Grill ($23,000).

     Depreciation and Amortization. Depreciation and amortization expense was $2.2 million during 2005 and $2.0 million in 2004. The increase was due primarily to the addition of two Daily Grills during 2005.

     Pre-opening costs. Pre-opening costs totaled $301,000 in 2005 as compared with $167,000 in 2004. These pre-opening costs were attributable to the opening of two Daily Grills in 2005 and the opening of one Daily Grill in 2004.

     Interest Expense. Interest expense, net, totaled $128,000 during 2005 as compared to $272,000 in 2004. The decrease in interest expense was primarily attributable to substantially reduced warrant amortization in 2005 and lower interest on maturing debt combined with interest earned on funds in restricted accounts.

     Provision for income taxes. The 2005 provision for income tax is comprised of amounts for federal and state taxes reduced by the income tax benefit resulting from the recognition of deferred tax asset that is considered more likely than not to be realized of $0.6 million. The provision for income taxes differs from the amount of income tax expense that would result from applying the domestic federal statutory tax rates to pretax income primarily due to the change in the deferred income tax valuation allowance, minority interests' share of net loss of subsidiaries and the impact of state income taxes.

     Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $559,000 during 2005, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $162,000, a minority interest in the loss of The Grill on Hollywood, LLC of $109,000, a minority interest in the loss of The Daily Grill at Continental Park, LLC of $194,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $138,000 and a partnership loss in the Universal CityWalk Daily Grill of $280,000. During 2004 we reported a minority interest in the loss of our majority owned subsidiaries of $814,000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $154,000, a minority interest in the loss of The Grill on Hollywood, LLC of $357,000, a minority interest allocation from The Daily Grill at Continental Park of $483,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $3,000and partnership loss in the Universal CityWalk Daily Grill of $125,000. The Company allocates profits and losses to the minority interest in its partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company's ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture's assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors' share of the income or loss.

     Net Income. We reported a net income of $939,000 in 2005 as compared to a net income of $38,000 in 2004.


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

     Sales for Daily Grill restaurants increased by 12.5% from $30.1 million in 2003 to $33.8 million in 2004. The increase in sales revenues for the Daily Grill restaurants from 2003 to 2004 was primarily attributable to an increase in same store sales of 4.6% ($1.3 million) for restaurants open for 12 months in both 2004 and 2003 and opening of the Bethesda Daily Grill ($2.9 million). Weighted average weekly sales at the Daily Grill restaurants decreased 1.1% from $58,052 in 2003 to $57,757 in 2004.

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

LIQUIDITY AND CAPITAL RESOURCES

     CASH POSITION AND SHORT-TERM LIQUIDITY. At December 25, 2005, we had a working capital deficit of $1.3 million and a cash balance of $3.2 million as compared to a working capital surplus of $0.2 million and a cash balance of $1.4 million at December 26, 2004.

     The increase in our cash position reflects the following cash flows:

                                                      2005          2004         2003
                                                  ------------  ------------  -----------
Net cash provided by operating activities         $ 4,567,000   $ 4,133,000   $1,845,000
                                                  ------------  ------------  -----------
Net cash used in investing activities              (3,962,000)   (3,671,000)    (767,000)
                                                  ------------  ------------  -----------
Net cash provided (used in) financing activities    1,149,000      (551,000)    (872,000)
                                                  ------------  ------------  -----------
  Net increase (decrease) in cash and cash
  equivalents                                     $ 1,754,000   $   (89,000)  $  206,000
                                                  ------------  ------------  -----------

     Included in cash flows from operating activities were tenant improvement allowances of $1.9 million in 2005, $2.1 million in 2004 and $1.8 million in 2003.

     The adverse change in working capital position was principally attributable to an increase in accrued expenses of $1.9 million which, in turn, was attributable to the two new restaurants, executive and restaurant bonuses, and increased reserve for worker's compensation claims. The increase in accrued expenses favorably effected our cash provided from operations in 2005.

     Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from a $1.8 to $4.6 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

     FINANCING FACILITIES. At December 25, 2005, the Company had $143,000 owing under equipment leasing financing transactions, an obligation to a member of Chicago - The Grill on the Alley, LLC of $0.8 million for a guaranteed return of its invested capital, loans from stockholders/officers/directors of $0.2 million, and loans/advances from a landlord of $0.1 million.

     On August 1, 2000, we received a $400,000 loan from private individuals. The loan bears interest at 9% and is payable in monthly installments over four years. In connection with the loan, we issued 40,000 warrants. In June 2001 the lender became a member of our Board of Directors and the loan was
reclassified as related party debt.   The loan had been paid in full at December
26, 2004.

     We have a bank credit facility which will expire August 4, 2006. The terms of the bank credit facility provide for financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $860,000, increased to $1,010,000 in January 2006, and equipment financing in the amount of $500,000. In November 2005 we amended the equipment financing portion of the facility increasing the amount to $600,000 for equipment to be delivered on or before June 30, 2006, with payments to be for terms of three to five years with interest at the banks reference rate. The facility is secured by assets and is subject to certain standard borrowing covenants. We have not utilized any funds from the current or prior lines of credit dating back to 2001 and only utilized $158,000 of equipment leasing. Interest is at the bank's variable reference rate.

     In March 2006 we signed a new financing agreement at which time the previous line was terminated. The Credit Agreement provides for a revolving term loan (the "Loan") to the Company of the lesser of (1) $8.0 million, or (2) 2.25 times the Company's trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in minimum monthly advances of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of LIBOR based loans, equivalent to either (1) prime rate, but not less than 7%, plus an applicable margin, or (2) the London Interbank Offered Rate, but not les than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company's leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to

6.25% with respect to LIBOR loans. The current interest rate is equal to 10.5% and will be adjusted quarterly commencing in the fourth quarter of 2006.

     The Credit Agreement provides that the Company will pay all expenses incurred in connection with the Loan, including expenses incurred by the Lender. By separate agreement, the Company agreed to pay certain fees associated with the Loan, including a loan fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly, a loan servicing fee of $3,000 per month.

     The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. The Company may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (1) 3% with respect to prepayments occurring on or before March 9, 2007, and (2) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

     The Company's obligations under the Credit Agreement are secured by a first lien on all of the Company's assets, including all of the capital stock and other equity interests held by the Company in its subsidiaries, subject to existing liens on such assets. The Loan requires the Company to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. The Company must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

     Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the Credit Agreement, (b) the failure to perform and not timely remedy certain covenants, (c) certain cross defaults or cross accelerations, (d) the occurrence of bankruptcy or insolvency events, (e) the failure to make certain payments, or the occurrence of certain events, relating to retirement plans, (f) certain adverse judgments against the Company or any of its subsidiaries, (g) certain changes in ownership of the Company's stock or the board of directors, or (h) the occurrence of, and failure to remedy, a Material Adverse Effect (as defined in the Credit Agreement). Upon the occurrence of an event of default, the Lender may terminate the loan commitment and declare the Loan due and payable in full.

     On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $930,132 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group ("MAG") by the Company's subsidiary Chicago - The Grill on the Alley LLC ("Chicago Grill LLC"), and guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company's The Grill on the Ally restaurant in Chicago.

     OPERATING LEASES. During 2005, we, and our subsidiaries, were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $3.3 million in 2005 and percentage rent obligations, above and beyond minimum rent, of $0.6 million. Our minimum rent obligations for 2006 are $3.6 million.

     CONTRACTUAL OBLIGATIONS. Our only material contractual obligations requiring determinable future payments on our part are various notes payable and our leases relating to our executive offices and restaurants, each of which is described above.

     The following table details our contractual obligations as of December 25, 2005:

                                                    Payments due by period
                              -----------------------------------------------------------------
                                 Total         2006      2007 - 2008   2009 - 2010   Thereafter
Long-term debt (1)            $ 1,237,000  $    361,000  $    463,000  $   361,000  $    52,000
Capital lease obligations               -             -             -            -            -
Operating lease commitments    30,139,000     3,647,000     7,324,000    6,061,000   13,107,000
Other contractual purchase
  Obligations                           -             -             -            -            -
Other long-term liabilities             -             -             -            -            -
                              -----------  ------------  ------------  -----------  -----------
   Total                      $31,376,000  $ 4,008,000   $  7,787,000  $ 6,422,000  $13,159,000
                              -----------  ------------  ------------  -----------  -----------

(1)     Excludes other long term liabilities of $7,398,000 at December 25, 2005 consisting of tenant improvement allowances and deferred rents each of which is amortized over the life of the respective leases.

     COMMITMENTS RELATING TO MANAGED RESTAURANTS AND LLCS. We are party to various arrangements by which we either manage restaurants or operate restaurants in partnership with investors. Certain of these arrangements include undertakings on our part to provide capital or financing or entail certain guarantees on our part.

     With respect to managed restaurants, we are typically contractually obligated to pay operating expenses of those restaurants but funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurant. Sales from these outlets are deposited directly into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account.

       The agreements and arrangements under which we may be required, as of December 25, 2005, to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

          CITYWALK. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations. Each time funds were necessary, we have agreed with our partner, to consider the advances additional capital contributions rather than loans. As of December 25, 2005, we had made additional capital contributions to the CityWalk Partnership of $296,000.

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

          PORTLAND DAILY GRILL. The management agreement for the Portland Daily Grill stipulates that the Owner shall provide working capital of no less than $50,000 or more than $150,000. If during any month there is insufficient working capital to pay for operating expenses the Owner agreed to advance the required working capital until the balance of the Owner Working Capital Advance equals $150,000. Thereafter if additional working capital is necessary we as the manager will be required to loan it. Any advances we make will earn interest at a rate of 12% per annum and will be repaid as second priority behind owner's working capital advance but before owner's return of capital. At December 25, 2005 the owner had advanced $150,000.

          612 FLOWER DAILY GRILL (DOWNTOWN). The Operating Agreement for the 612 Flower Daily Grill, LLC stipulates that each member is entitled to a preferred return on their capital contribution. If there is insufficient working capital to pay for operating expenses both the minority member and the Company shall provide a working capital additional capital contribution up to a maximum of $100,000. No working capital additional capital contributions have been necessary to date. We have also guaranteed the fifteen-year lease for this restaurant.

          CHICAGO - THE GRILL ON THE ALLEY. We have guaranteed the repayment of the senior promissory note as well as the contributed capital for Chicago - The Grill on the Alley totaling $904,000 at December 25, 2005. All amounts guaranteed with respect to Chicago - The Grill on the Alley are reflected on our balance sheet as liabilities. In March 2006, the amounts owing on the senior promissory note were paid in full from funds provided under the Company's credit faciltiy. For the next three years, on each anniversary of the repayment the Company is required to make a $50,000 payment to the holder of the note as an early termination payment.

     Our San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the "LLCs") for which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     Our Universal CityWalk Daily Grill is owned by a partnership for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk partnership until they have received their initial investments ("Return of Member Capital").

     The principal distribution provisions with respect to each of the restaurant LLCs and Partnerships are described below. In each instance, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this report.

          SAN JOSE GRILL. Distributions from the San Jose Grill are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to the Company, as manager, and (b) 50.05% of 90% to the Company and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to the Company, as manager, and (b) 50.05% of 83.33% to the Company and 49.95% to the investor members.

          CHICAGO - THE GRILL ON THE ALLEY. Distributions from Chicago - The Grill on the Alley are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to the Company and 60% to the investor members.

          GRILL ON HOLLYWOOD. Distributions from Grill on Hollywood are allocated as follows: (1) until the return of the investor member's initial capital contributions, 10% to the Company, as manager, and 90% to the investor members, (2) thereafter and until the return of the Company's initial capital contributions, 90% to the Company and 10% to the investor members, (3) thereafter and until return of the preferred returns, 10% to the Company and 90% to the investor members, and (4) thereafter, 51% to the Company and 49% to the investor members.

          SOUTH BAY DAILY GRILL. Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to the Company, as manager, (2) thereafter, until return of any additional capital contributions, ratably between the Company and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.3% to the Company and 66.67% to the investor members, (4) thereafter, until return of investor member's preferred return, 10% to the Company and 90% to the investor members, (5) thereafter, until the return of all investor member's capital contributions, 10% to the Company and 90% to the investor members,
     (6) thereafter, until return of the Company's preferred return, 90% to the Company and 10% to the investor members, (7) thereafter, until return of all of the Company's capital contributions, 90% to the Company and 10% to the investor members, and (8) thereafter, 50.1% to the Company and 49.9% to the investor members.

          UNIVERSAL CITYWALK DAILY GRILL. Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions 50% to the Company and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to the Company until return of initial capital contribution and (5) thereafter, 50% to the Company and 50% to the partner.

          DOWNTOWN DAILY GRILL. Distributions from Downtown Daily Grill are allocated as follows: (1) until return of all initial capital contributions, (a) 10% to the Company, as manager, and (b) 15.03% to the Company, as a member, and 74.97% to the investor members, (2) thereafter, until the return of all additional capital contributions, ratably among the Company and the investor members based on their additional capital contributions, (3) thereafter, until repayment of long term working capital loans by the Company, 100% to the Company, and (4) thereafter, (a) 8.335% to the Company, as manager, and (b) 50% to the Company, as a member, and 41.665% to the investor members.

     The following tables set forth a summary for each of the LLCs and the partnership of (1) the initial capital contributions of the Company and the minority LLC members or partner (the "Members"), (2) additional capital contributions, (3) the distributions of capital to the Members and/or us during the year ended December 25, 2005, (4) the unreturned balance of the capital contributions of the Members and/or us at December 25, 2005, (5) the Preferred Return rate to Members and/or us, (6) the accrued but unpaid preferred returns due to the Members and/or us at December 25, 2005, and (7) the management incentive fees, if any, payable to us.

                                 SAN JOSE        CHICAGO GRILL ON THE ALLEY  THE GRILL ON HOLLYWOOD LLC
                                 --------        --------------------------  --------------------------
                            Members     Company     Members      Company      Members       Company
Initial Capital
Contribution:             $1,149,650   $350,350   $1,700,000(b)  $      -   $1,200,000      $250,000
                          ===========  =========  =============  =========  ===========     ========
Distributions of profit
and note repayments
during the year ended
December 25, 2005:        $  228,000   $228,000   $    252,000   $      -            -             -
                          ===========  =========  =============  =========  ===========     ========

Unreturned Initial
Capital Contributions at
December 25, 2005:        $        -   $      -   $    904,000   $      -   $1,200,000      $250,000
                          ===========  =========  =============  =========  ===========     ========

Preferred Return rate:            10%        10%             8%                     12%          12%
                          ===========  =========  =============  =========  ===========     ========
Accrued but unpaid
Preferred Returns at
December 25, 2005:        $        -   $      -   $          -                      (d)          (d)
                          ===========  =========  =============  =========  ===========     ========
Management Fee:                               5%                        5%                        5%
                          ===========  =========  =============  =========  ===========     ========


                           SOUTH BAY DAILY GRILL                                           DOWNTOWN DAILY GRILL
                          ---------------------                                            --------------------
                          (CONTINENTAL PARK LLC)    UNIVERSAL CITYWALK DAILY GRILL     (612 FLOWER DAILY GRILL, LLC)
                          ----------------------    ------------------------------     -----------------------------
                          Members       Company       Members            Company          Members           Company
                                                                                                              (e)
Initial Capital
Contribution:            $1,000,000   $350,000      $1,100,000                -         $1,375,000          $275,000
                         ===========  =========     ===========         ========        ===========         =========
Additional capital
contributions                     -   $100,000      $  296,106          $296,106                 -                 -
                         ===========  =========     ===========         ========        ===========         =========

Distributions of profit
during the year ended
December 25, 2005:                -          -               -                -                  -                 -
                         ===========  =========     ===========         ========        ===========         =========
Unreturned Initial and
Additional Capital
Contributions at
December 25, 2005:       $1,000,000   $350,000      $1,396,106          $296,106        $1,375,000          $275,000
                         ===========  =========     ===========         ========        ===========         =========

Preferred Return rate:           10%    10% (c)              -                -                 9%                9%
                         ===========  =========     ===========         ========        ===========         =========
Accrued but unpaid
Preferred Returns at
December 25, 2005:               (d)        (d)             (d)               -         $   72,254          $ 18,584
                         ===========  =========     ===========         ========        ===========         =========
Management Fee:                              5%                               5%                                   5%
                         ===========  =========     ===========         ========        ===========         =========


     (a)  The initial capital contributions of the Members of San Jose
          Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
     (b)  The initial capital contributions of the Members of Chicago -
          Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distributions of capital and note repayments for the year ended December 25, 2005 includes $172,000 of capital and note repayments and $80,000 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan of $1,699,000 is reflected on the balance sheet as notes payable-related parties.
     (c)  The Company's preferred return with respect to the South Bay
          Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
     (d) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $766,000 and the Company would have an accrued preferred return of $160,000. If preferred returns were accrued for South Bay Daily Grill the Member would have an accrued preferred return of $353,000 and the Company would have an accrued preferred return of $137,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued return of $528,000.
     (e) The Company is a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

     OFF-BALANCE SHEET ARRANGEMENTS. At December 25, 2005, we had no off-balance sheet arrangements of the nature described in Item 303(a)(4) of Regulation S-K.

     CAPITAL EXPENDITURES. Management anticipates that new non-hotel based restaurants will cost between $1 million and $3 million per restaurant to build and open depending upon the size, location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to us of opening such restaurants to be less than our cost to build and open non-hotel based restaurants.

     Capital expenditures were $1.4 million in 2003, $2.9 million in 2004 and $3.7 million in 2005. Capital expenditures in fiscal 2006 are expected to be between $0.8 million and $4.0 million, primarily for the development of new restaurants, capital replacements and refurbishing existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on our part. In addition, if we open more, or less, restaurants than we currently anticipate, our capital requirements will increase, or decrease, accordingly.

     In September 2005 we signed a lease for a owned Grill restaurant in Dallas, Texas. The restaurant began construction in February 2006 and is expected to open in the summer of 2006. Construction of the restaurant is being paid for through a $2.0 million tenant improvement allowance, equipment financing and existing cash.

     CONVERTIBLE SECURITIES AND WARRANTS. We previously issued various convertible securities, warrants and common stock to finance restaurant openings in 1997 and 1998. 500 shares of Series II 10% Convertible Preferred Stock issued in that transaction remained outstanding at December 25, 2005. All warrants issued in that transaction expired in 2002.

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of our common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at our option, in common stock at the then applicable conversion price. The Series II Convertible Preferred Stock is subject to redemption, in whole or in part, at our option on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $426,000 at December 25, 2005 and $376,000 at December 26, 2004.

     In 1999, in connection with the funding and opening of the Chicago - The Grill on the Alley, we issued a series of warrants to the member investor of Chicago - The Grill on the Alley consisting of (1) 177,083 warrants exercisable at $4.00 per share which expired in 2005; (2) 17,708 warrants exercisable at $4.00 per share if and when we exercise the first renewal option on the restaurant lease and expire in June 2010; and (3) 8,854 warrants exercisable at $4.00 per share if and when we exercise the second renewal option on the restaurant lease and expire in June 2015.

     In 2000, in connection with a loan from two entities controlled by an individual that subsequently became a director of the Company, we issued 40,000 warrants exercisable at $1.406 per share and expiring in June 2005. Those warrants were exercised in 2004 pursuant to cashless exercise provisions contained in the warrants and resulted in the issuance of 15,920 shares of common stock. In July 2001, an additional 32,058 warrants exercisable at $2.77 per share were issued in connection with the loan. Those warrants were exercised in 2005 pursuant to cashless exercise provisions contained in the warrants and resulted in the issuance of 6,154 shares of common stock.

     In 2000, in connection with guarantees of our bank lending facility, we issued 150,000 warrants to two of our directors who are also principal shareholders. The warrants were exercisable at $1.406 per share and expire in June 2005. Those warrants were exercised in 2004 pursuant to cashless exercise provisions contained in the warrants and resulted in the issuance of 82,562 shares of common stock. In 2001, an additional 150,000 warrants exercisable at $2.12 per share were issued in connection with the guarantee. Those warrants were exercised in 2005 pursuant to cashless exercise provisions contained in the warrants and resulted in the issuance of 58,995 shares of common stock.

     In July 2001, we completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which we sold 666,667 shares of restricted common stock and 666,667 stock purchase warrants exercisable at $2.00 to Starwood for $1,000,000. Concurrently, we sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants exercisable at $2.25 to other
strategic investors for $1,000,000.   All warrants issued in the transaction
expire in July 2006.

STARWOOD ALLIANCE

     In conjunction with the July 2001 investment by Starwood, we and Starwood entered into a Development Agreement under which we and Starwood agreed to jointly develop our restaurant properties in Starwood hotels.

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

     Following the events of September 11, 2001, Starwood substantially curtailed new development activities and only two management agreements have, as yet, been entered into under the Development Agreement. The exclusivity portions of the agreement have terminated due to the lack of performance on Starwood's part.

SHORT-TERM FINANCING REQUIREMENTS

     Management believes that we have adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months through March 2007. We project increased operating cash flows in 2006 which, when added to existing cash balances, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. In the event of a decline in sales, as a result of deterioration of the economy or the hospitality industry or other factors, management believes it can respond to such a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment/loan arrangements, or a combination thereof. In March 2006 we obtained a new line of credit to fund future growth. The new line provides a revolving term loan of the lesser of $8 million or 2.25 times the trailing twelve month EBITDA with interest only payments at approximately 10.5% with a maturity of March 10, 2011. We are currently in discussions regarding several potential restaurant locations however, other than our planned opening of a Grill in Dallas, Texas, as of March 15, 2006, we had no commitments to
lease additional space or open additional restaurants.   See "Business --
Business Expansion" and "Management's Discussion and Analysis -- Certain Factors Affecting Future Operating Results."

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

     PRINCIPALS OF CONSOLIDATION AND MINORITY INTERESTS.   Our restaurant
operations are conducted through multiple wholly-owned subsidiaries as well as through five majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders' equity.

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

     Management has assessed all entities which are not wholly owned by us to determine if these entities would be considered VIEs and whether we would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, 612 Flower Daily Grill LLC and the Universal CityWalk Daily Grill joint partnership. We determined that we are the primary beneficiary for all these entities.

     IMPAIRMENT OF LONG-LIVED ASSETS. We review all long-lived assets on a regular basis to determine if there has been impairment in the value of those assets. If, upon review, it is determined that the carrying value of those assets may not be recoverable, we will record a charge to earnings and reduce the value of the asset on the balance sheet to the amount determined to be recoverable.

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

     Based on our review of our presently operating restaurants and other long-lived assets, during the fiscal year ended December 25, 2005, we recorded no impairments of our long-lived assets.

     VALUATION OF ACCOUNTS RECEIVABLE. We review all of our accounts receivable on a regular basis to determine the collectability of each account based on age, response to collection efforts, and other factors. We establish a reserve for those accounts where collection seems doubtful. If a determination is made that the customer will definitely not pay, the amount is written off against the reserve.

     Based on our review at December 25, 2005, the current reserve for uncollectable accounts receivable is adequate.

     RECORDING REIMBURSABLE COSTS.We operate a number of restaurants under management agreements whereby we are responsible for all aspects of restaurant operation. For our services, we typically receive a management fee based on a percentage of revenue and an incentive fee which is usually a profit sharing arrangement. Under the terms of the management agreements, we are hired as an independent contractor and are responsible for all debts and liabilities of the restaurant. Additionally, all employees are employees of Grill Concepts, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EIFT 01-14,"Income Statement Characterization of Reimbursements Received for 'Out of Pocket' Expenses Incurred," and EITF 99-19,"Reporting Revenue Gross as a Principal Versus Net as an Agent," we consider ourselves the primary obligor in these arrangements. Accordingly, we recognize restaurant expenses of the managed outlets in our financial statements and record the reimbursement for such expenses as revenues.

     HRP. The Company is party to mirroring put and call options whereby HRP has the right to require the Company to buy HRP and the Company has the right to buy HRP on substantially identical terms. The Company concluded that the options relating to HRP would be defined as a derivative under FAS 133.
However, because the purchase price was based on a floating price, it was determined that the value of the put and call would be identical so long as the formula resulted in a representative fair value of HRP.

     The Company concluded that the multiple was based on fair value because the original formula was negotiated between two parties. This fact was reconfirmed when the HRP agreement was amended approximately three years later at the time the Company entered into a development agreement with Starwood Hotels and the multiple for the HRP put and call options did not change. We believe the multiple used in the formula to be within a tolerable range of those found in the marketplace. Therefore, management believes that the formula is a reasonable approximation of fair value of the HRP business that results in the put and call options having similar values. Additionally, because fair market puts and calls have little value on their own, any asset and liability related to these would be insignificant. No derivative accounting is necessary in these circumstances and therefore, no accounting recognition has been made in the financial statements.

     The Company will continue to evaluate the appropriateness of formula to market conditions to ensure it represents fair market value, and will continue to evaluate the formula going forward and to the extent it no longer represents fair market value, will account for the derivative appropriately.


CERTAIN FACTORS AFFECTING FUTURE OPERATING RESULTS

     This Form 10-K contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures; and, other risks described more fully in "Risk Factors" beginning on page 15.


NEW ACCOUNTING REQUIREMENTS

In June 2005, the EITF issued EITF Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-06"). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provision of EITF 05-06 are effective for leasehold improvements purchased or acquired beginning July 2005. The adoption of EITF 05-06 did not have a material impact on the Company's consolidated financial statements.

     In October 2005, the FASB posted FASB Staff Position (FSP) 13-1, which requires that rental costs incurred during and after a construction period for the right to control the use of a leased asset during and after construction of a lessee asset to be recognized as rental expense. The provisions of FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company's existing accounting policy for rental costs incurred during and after the construction period conforms to FSP 13-1. The adoption of FSP 13-1 will not have a material impact on the Company's consolidated financial statements.

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

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. At December 25, 2005 there are no borrowings under the credit line. Borrowings under the credit facility bear interest at the lender's prime rate. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the reports of independent registered public accounting firms appear herein. See Index to Financial Statements on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

     Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

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

     In connection with the preparation of this Annual Report on Form 10-K, as of December 25, 2005, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

     Based on the totality of the aforementioned, we concluded that our disclosure controls and procedures were effective as of December 25, 2005.

     Change in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     (2)  Financial  Statement  Schedules

     Schedule  II  -  Valuation  and  Qualifying  Accounts  and  Allowances

     (3)  Exhibits

Exhibit
Number               Description  of  Exhibit
------               ------------------------

  3.1     Certificate of Incorporation, as amended, of Grill Concepts, Inc. (3)
  3.2 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (4)
  3.3 Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (8)

  3.4 Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (15)
  3.5     Bylaws, as amended, of Grill Concepts, Inc. (1)
  3.6 Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)
  4.1     Certificate of Designation fixing terms of Series II Preferred
         Stock (4)

  4.2     Specimen Common Stock Certificate (1)
 10.1     Operating Agreement for San Jose Grill LLC, dated June 1997 (5)
 10.2 Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (5)

 10.3 Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (6)
 10.4     License Agreement between Grill Concepts, Inc. and Airport Grill,
          L.L.C. (6)
 10.5 Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (6)
 10.6 Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (6)
 10.7 Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (7)

+10.8     Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award
          Plan, as amended February 27, 2001 (9)
 10.9     Chicago - Grill on the Alley First Extension Warrant (10)
 10.10    Chicago - Grill on the Alley Second Extension Warrant (10)
 10.11    Guaranty - Michigan Avenue Group Note (10)
 10.12    Operating Agreement for Chicago - The Grill on the Alley LLC (10)
 10.13    Indemnification Agreement between Grill Concepts, Inc., Lewis N.
          Wolff and the Lewis N. Wolff Revocable Trust of 1993 and Michael S. Weinstock and Michael S. Weinstock Trustee of the Michael S. Weinstock Living Trust (11)
 10.14    Form of Letter Agreement regarding Loan Facility (11)
 10.15    Form of four year 9% Promissory Note (11)
 10.16    Form of Warrant issued in connection with Promissory Notes (11)
 10.17    Guarantee Agreement dated July 11, 2000 with Michael Weinstock and Lewis Wolff (11)
 10.18    Form of Warrant issued in connection with Loan Guaranty (11)
 10.19    Michael Grayson Warrant (14)
 10.20 Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (12)
 10.21 Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (14)
 10.22    Development Agreement by and between Grill Concepts, Inc. and
          Starwood Hotels & Resorts Worldwide, Inc. (14)
 10.23 Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (14)
 10.24    Stockholders' Agreement by and between Grill Concepts, Inc.,
          Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of
          1993. (13)
 10.25    Form of $2.00 Warrant. (14)
 10.26    Amendment to Hotel Restaurant Properties, Inc. Agreement, dated
          July 27, 2001 (15)
+10.27    Employment Agreement, dated January 1, 2004, with Robert Spivak (17)
+10.28    Consulting Agreement with Robert Spivak (17)
+10.29    Employment Agreement, dated June 22, 2004, with Philip Gay (18)
+10.30    Form of Stock Option Agreement (19)
 10.31    Change of Control Severance Agreement Form (20)
 10.32    Credit Agreement, dated as of March 10, 2006, between Grill
          Concepts, Inc. and Diamond Creek Investment Partners, LLC (21)
 10.33    Fee Letter, dated March 10, 2006, between Grill Concepts, Inc.
          and Diamond Creek Investment Partners LLC (21)
+10.34    Employment Agreement, effective March 3, 2006, with
          Philip Gay (22)
 14.1     Code of Business Ethics - CEO and Senior Financial Officers (16)
 14.2     Code of Ethics (16)
 21.1*    Subsidiaries of Registrant
 23.1*    Consent of Moss Adams LLP
 23.2*    Consent of PricewaterhouseCoopers LLP
 31.1*    Section 302 Certification of CEO

 31.2*    Section 302 Certification of CFO
 32.1* Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
 32.2* Certification of CFO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+    Compensatory plan or management agreement.
*    Filed herewith
(1) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.
(2) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form S-4 (Commission File No. 33-85730) declared effective by the Securities and Exchange Commission on February 3, 1995.
(3) Incorporated by reference to the respective exhibits filed with Registrant's Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant's Current Report on Form 8-K dated March 3, 1995.
(4) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended June 29, 1997.
(5) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-KSB for the year ended December 28, 1997.
(6) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-QSB for the quarter ended September 27, 1998.
(7) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 27, 1998.
(8) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 1999.
(9) Incorporated by reference to the Company's Definitive Proxy Statement filed May 29, 2001.
(10) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 26, 1999.
(11) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended September 24, 2000.
(12) Incorporated by reference to the respective exhibits filed with the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.
(13) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended April 1, 2001.
(14) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated May 16, 2001.
(15) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended July 1, 2001.
(16) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-K for the year ended December 28, 2003.
(17) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended March 28, 2004.
(18) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended June 27, 2004.
(19) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated August 8, 2005.
(20) Incorporated by reference to the respective exhibits filed with the Registrant's Form 10-Q for the quarter ended September 25, 2005.
(21) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated March 10, 2006.
(22) Incorporated by reference to the respective exhibits filed with the Registrant's Form 8-K dated March 13, 2006.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRILL  CONCEPTS,  INC.

                                          By: /s/ Robert Spivak
                                              ------------------------
                                              Robert  Spivak
                                              President

                                Dated:  April 3, 2006

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                           Date
     ---------                         -----                           ----

/s/ Robert Spivak        President, Chief Executive Officer     April 3,  2006
-----------------------  and Director (Principal Executive
Robert  Spivak           Officer)


/s/ Michael Weinstock    Chairman of the Board of Directors     April 3,  2006
-----------------------  and Executive Vice President
Michael  Weinstock


/s/ Bruce Schwartz       Director                               April 3,  2006
-----------------------
Bruce  Schwartz


/s/ Glenn Goldnberg      Director                               April 3,  2006
-----------------------
Glenn  Golenberg


/s/ Richard Dantas       Director                               April 3,  2006
-----------------------
Richard  Dantas


/s/ Stephen Ross         Director                               April 3,  2006
-----------------------
Stephen  Ross


/s/ Lewis Wolff          Director                               April 3,  2006
-----------------------
Lewis  Wolff


/s/ Philip Gay           Chief  Financial  Officer              April 3,  2005
-----------------------  (Principal Accounting Officer and
Philip Gay               Principal  Financial  Officer)

Grill Concepts, Inc. and Subsidiaries

                                  Schedule II

                VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Allowance for Doubtful Accounts:

                  Balance at  Additions                 Balance
                  Beginning   Charged to      Net       At End
                   Of Year    Operations   Deductions   Of Year
Year Ended
December 28, 2003  $ 46,000  $    29,000  $    62,000  $ 13,000
December 26, 2004  $ 13,000  $   134,000  $     4,000  $143,000
December 25, 2005  $143,000  $    95,000            -  $238,000


Valuation Allowance for Deferred Taxes:

                   Balance at  Additions                  Balance
                   Beginning   Charged to       Net       At End
                    Of Year    Operations   Deductions    Of Year
Year Ended
December 28, 2003  $3,472,000  $    76,000  $         -  $3,548,000
December 26, 2004  $3,548,000  $    22,000  $         -  $3,570,000
December 25, 2005  $3,570,000  $    497,000 $   719,000  $3,348,000

                      GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS                    F-2

CONSOLIDATED BALANCE SHEETS
      AS OF DECEMBER 25, 2005 AND DECEMBER 26, 2004                          F-5

CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004                F-6
     AND DECEMBER 28, 2003

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     FOR THE YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004                F-7
     AND DECEMBER 28, 2003

CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE YEARS ENDED DECEMBER 25, 2005, DECEMBER 26, 2004                F-8
     AND DECEMBER 28, 2003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Board of Directors of Grill Concepts, Inc.

We have audited the accompanying consolidated balance sheet of Grill Concepts, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. Our audit also included the financial statement schedule listed in Item 15(2) for the years ended December 25, 2005 and December 26, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and subsidiaries as of December 25, 2005 and December 26, 2004, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Moss Adams, LLP
Los  Angeles,  California
March  31,  2006

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Of Grill Concepts, Inc.

In our opinion, the consolidated statements of operations, of stockholders' equity and of cash flows for the year ended December 28, 2003 referred to under
Item 15(a)(1) and listed in the index appearing on page F-1, present fairly, in all material respects, the results of operations and cash flows of Grill Concepts, Inc. and its subsidiaries for the year ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule as of and for the year ended December 28, 2003 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


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

PricewaterhouseCoopers LLP

Los Angeles, California March 11, 2004, except for (i) the restatements as described in Note 1 under the headings "Stock Compensation and Miscellaneous

Adjustments" and "Joint Venture Accounting and Miscellaneous Adjustments", which appear in the consolidated financial statements included in the Company's Form 10-K/A Amendment No. 2 for the year ended December 28, 2003 and are not presented herein, as to which the dates are May 14, 2004 and October 11, 2004, respectively, (ii) the effect of the retroactive adoption of FIN 46 described in
Note 2 to the accompanying consolidated financial statements, as to which the date is as of October 11, 2004, and (iii) the restatement described in Note 1 under the heading "Restatement of Financial Statements", which appears in the consolidated financial statements included in the Company's Form 10-K for the year ended December 26, 2004 and are not presented herein, as to which the date is as of May 5, 2005

                                   GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 25,         December 26,
                                                                                              2005                 2004
                                                                                          ------------        -------------
ASSETS

CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                                $  3,161,000        $   1,407,000
 INVENTORIES                                                                                   727,000              620,000
 RECEIVABLES, NET OF RESERVE ($238,000 AND $143,000 IN 2005 AND 2004,
     RESPECTIVELY)                                                                             784,000              836,000
 REIMBURSABLE COSTS RECEIVABLE                                                                 912,000              928,000
 PREPAID EXPENSES AND OTHER CURRENT ASSETS                                                     401,000            2,372,000
                                                                                          ------------        -------------
     TOTAL CURRENT ASSETS                                                                    5,985,000            6,163,000

FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET                                                  13,372,000           11,864,000

GOODWILL, NET                                                                                  205,000              205,000
RESTRICTED CASH                                                                              1,042,000              882,000
NOTE RECEIVABLE                                                                                 90,000              101,000
DEFERRED TAX ASSET                                                                             577,000                    -
LIQUOR LICENSES                                                                                426,000              350,000
OTHER ASSETS                                                                                   276,000              184,000
                                                                                          ------------        -------------
     TOTAL ASSETS                                                                         $ 21,973,000        $  19,749,000
                                                                                          ============        =============

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  ACCOUNTS PAYABLE                                                                        $  1,457,000        $   1,988,000
  ACCRUED EXPENSES                                                                           4,533,000            2,548,000
  ACCRUED MANAGED OUTLET OPERATING EXPENSES                                                    912,000              928,000
  CURRENT PORTION OF LONG-TERM DEBT                                                             48,000              196,000
  CURRENT PORTION NOTES PAYABLE - RELATED PARTIES                                              312,000              294,000
                                                                                          ------------        -------------
     TOTAL CURRENT LIABILITIES                                                               7,262,000            5,954,000

LONG-TERM DEBT                                                                                 206,000              148,000
NOTES PAYABLE - RELATED PARTIES                                                                671,000              829,000
OTHER LONG-TERM LIABILITIES                                                                  7,398,000            8,054,000
                                                                                          ------------        -------------

     TOTAL LIABILITIES                                                                      15,537,000           14,985,000
                                                                                          ------------        -------------

MINORITY INTEREST                                                                            1,630,000              934,000

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY:

PREFERRED STOCK, 1,000,000 SHARES AUTHORIZED, 996,935 SHARES UNDESIGNATED IN
 2005 AND 2004                                                                                       -                    -

 SERIES II, 10% CONVERTIBLE PREFERRED STOCK, $.001 PAR VALUE; 500 SHARES
     AUTHORIZED, 500 SHARES ISSUED AND OUTSTANDING IN 2005 AND 2004, LIQUIDATION
     PREFERENCE OF $926,000 AND $876,000 IN
 COMMON STOCK, $.00004 PAR VALUE; 12,000,000 SHARES AUTHORIZED IN 2005 AND
     2004, 5,728,495 ISSUED AND OUTSTANDING
 ADDITIONAL PAID-IN CAPITAL                                                                 13,686,000           13,649,000
 ACCUMULATED DEFICIT                                                                        (8,880,000)          (9,819,000)
                                                                                          ------------         ------------
     TOTAL STOCKHOLDERS' EQUITY                                                              4,806,000            3,830,000
                                                                                          ------------         ------------
     TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY                        $ 21,973,000         $ 19,749,000
                                                                                          ============         ============

                                  GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              DECEMBER 25,     DECEMBER 26,     DECEMBER 28,
                                                                  2005            2004             2003
                                                              -----------      -----------      -----------
REVENUES:
 SALES                                                        $54,706,000      $49,938,000      $45,858,000
 COST REIMBURSEMENTS                                           14,299,000       12,439,000        9,728,000
 MANAGEMENT AND LICENSE FEES                                    1,683,000        1,282,000        1,037,000
                                                              -----------      -----------      -----------
     TOTAL REVENUES                                            70,688,000       63,659,000       56,623,000

OPERATING EXPENSES:
 COST OF SALES (EXCLUSIVE OF DEPRECIATION, PRESENTED
  SEPARATELY BELOW)                                            15,446,000       14,465,000       13,274,000
 RESTAURANT OPERATING EXPENSES                                 32,844,000       30,552,000       28,050,000
 REIMBURSED COSTS                                              14,299,000       12,439,000        9,772,000
 GENERAL AND ADMINISTRATIVE                                     4,868,000        4,472,000        3,696,000
 DEPRECIATION AND AMORTIZATION                                  2,248,000        2,005,000        1,816,000
 PRE-OPENING COSTS                                                301,000          167,000          182,000
 GAIN ON SALE OF ASSETS                                            (5,000)          (2,000)         (11,000)
                                                              -----------      -----------      -----------
     TOTAL OPERATING EXPENSES                                  70,001,000       64,098,000       56,779,000
                                                              -----------      -----------      -----------

     INCOME (LOSS) FROM OPERATIONS                                687,000         (439,000)        (156,000)
INTEREST EXPENSE, NET                                              (3,000)         (98,000)        (138,000)
INTEREST EXPENSE - RELATED PARTIES                               (125,000)        (174,000)        (193,000)
                                                              -----------      -----------      -----------

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND
  MINORITY INTEREST                                               559,000         (711,000)        (487,000)
PROVISION FOR INCOME TAXES                                       (179,000)         (65,000)         (89,000)
                                                              -----------      -----------      -----------

INCOME (LOSS) BEFORE MINORITY INTEREST                            380,000         (776,000)        (576,000)
MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES                     559,000          814,000          704,000
                                                              -----------      -----------      -----------

     NET INCOME                                                   939,000           38,000          128,000

 PREFERRED DIVIDENDS ACCRUED                                      (50,000)         (50,000)         (50,000)
                                                              -----------      -----------      -----------

NET INCOME (LOSS) APPLICABLE TO COMMON STOCK                  $   889,000      $   (12,000)     $    78,000
                                                              ===========      ===========      ===========

NET INCOME PER SHARE APPLICABLE TO COMMON STOCK:
     BASIC NET INCOME                                         $      0.16      $         -      $      0.01
                                                              ===========      ===========      ===========
     DILUTED NET INCOME                                       $      0.14      $         -      $      0.01
                                                              ===========      ===========      ===========
AVERAGE-WEIGHTED SHARES OUTSTANDING:
     BASIC                                                      5,691,523        5,608,541        5,537,071
                                                              ===========      ===========     ============
     DILUTED                                                    6,251,042        5,608,541        5,640,842
                                                              ===========      ===========     ============

                                        GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                      SERIES II PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                                                                             PAID-IN     ACCUMULATED
                                        SHARES           AMOUNT      SHARES     AMOUNT       CAPITAL        DEFICIT          TOTAL
                                      -----------      ---------   ---------   ---------   -----------   ------------       -------

BALANCE, DECEMBER 29, 2002                500          $       -   5,537,071   $       -   $13,601,000   $ (9,985,000)   $3,616,000

 NET INCOME                                 -                  -           -           -             -        128,000       128,000
                                      -----------      ---------   ---------   ---------   -----------    -----------    ----------

BALANCE, DECEMBER 28, 2003                500                  -   5,537,071           -     13,601,000    (9,857,000)   3,744,000

  EXERCISE OF STOCK OPTIONS AND WARRANTS                             113,075                     48,000                      48,000

  NET INCOME                                -                  -           -           -              -        38,000        38,000
                                      -----------      ---------   ---------   ---------   ------------   -----------    ----------

BALANCE, DECEMBER 26, 2004                500                  -    5,650,146          -     13,649,000    (9,819,000)    3,830,000
                                      -----------      ---------    ---------  ---------   ------------   -----------    ----------

  EXERCISE OF STOCK OPTIONS AND WARRANTS   -                   -       78,349          -         37,000             -        37,000

  NET INCOME                               -                   -            -          -              -        939,000      939,000
-                                     -----------      ---------    ---------  ---------   ------------   ------------   ----------

BALANCE, DECEMBER 25, 2005                500          $       -    5,728,495  $       -   $  13,686,000  $ (8,880,000)  $4,806,000
                                      ===========      =========    =========  =========   =============  ============   ==========

                                         GRILL CONCEPTS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    DECEMBER  28,      DECEMBER 25,     DECEMBER 26,
                                                                        2005              2004              2003
                                                                    -------------      -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME                                                         $     939,000      $    38,000      $    128,000
 ADJUSTMENTS TO RECONCILE NET INCOME  TO NET CASH PROVIDED BY
OPERATING ACTIVITIES:
         DEPRECIATION AND AMORTIZATION                                  2,248,000        2,005,000         1,816,000
              STOCK BASED COMPENSATION EXPENSE (INCOME)                         -          (84,000)          168,000
              PROVISION FOR DOUBTFUL ACCOUNTS                              95,000          130,000           (33,000)
              AMORTIZED DEFERRED RENT AND LEASE INCENTIVES               (656,000)        (342,000)          (72,000)
               DEFERRED INCOME TAXES                                     (577,000)               -
              GAIN ON SALE OF ASSETS                                       (5,000)          (2,000)          (11,000)
             MINORITY INTEREST IN NET LOSS OF SUBSIDIARIES               (559,000)        (814,000)         (704,000)
       CHANGES IN OPERATING ASSETS AND LIABILITIES:
         INVENTORIES                                                     (107,000)         (35,000)         (103,000)
         RECEIVABLES                                                      (43,000)        (308,000)         (142,000)
                REIMBURSABLE COSTS RECEIVABLE                              16,000         (348,000)          (82,000)
         PREPAID EXPENSES AND OTHER CURRENT ASSETS                        120,000           91,000          (983,000)
                TENANT IMPROVEMENT ALLOWANCES                           1,851,000        2,065,000         1,800,000
         OTHER ASSETS                                                    (117,000)          73,000            34,000
         ACCOUNTS PAYABLE                                                (531,000)         942,000            28,000
         ACCRUED EXPENSES                                               1,909,000          374,000           (81,000)
                REIMBURSABLE COSTS PAYABLE                                (16,000)         348,000            82,000
                                                                    -------------      -----------      ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        4,567,000        4,133,000         1,845,000
                                                                    -------------      -----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 CHANGE IN RESTRICTED CASH                                               (160,000)        (810,000)          544,000
 PROCEEDS FROM DISPOSAL OF FIXED ASSETS                                     5,000            5,000            26,000
 REPAYMENTS FROM MANAGED OUTLETS                                                -                -            64,000
 PURCHASE OF LIQUOR LICENSES                                              (76,000)               -           (12,000)
 PURCHASE OF FURNITURE, EQUIPMENT AND IMPROVEMENTS                     (3,731,000)      (2,866,000)       (1,389,000)
                                                                    -------------      -----------      ------------
       NET CASH USED IN INVESTING ACTIVITIES                           (3,962,000)      (3,671,000)         (767,000)
                                                                    -------------      -----------      ------------

CASH FLOWS FROM  FINANCING ACTIVITIES:
CAPITAL CONTRIBUTIONS FROM MINORITY INTEREST MEMBERS IN LLCS            1,555,000           35,000            50,000
RETURN OF CAPITAL, PREFERRED RETURN AND PROFIT TO MINORITY  MEMBER       (228,000)        (171,000)         (275,000)
    PROCEEDS FROM EQUIPMENT FINANCING                                     118,000           45,000                 -
    COLLECTIONS OF NOTE RECEIVABLE                                         15,000           15,000            15,000
 PAYMENTS ON LONG TERM DEBT                                              (208,000)        (284,000)         (445,000)
 PAYMENTS ON NOTES PAYABLE -  RELATED PARTIES                            (140,000)        (191,000)         (217,000)
 Proceeds on exercise of stock options                                     37,000
                                                                    -------------      -----------      ------------

       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              1,149,000         (551,000)         (872,000)
                                                                    -------------      -----------      ------------

       NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                   1,754,000          (89,000)          206,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            1,407,000        1,496,000         1,290,000
                                                                    -------------      -----------      ------------
CASH AND CASH EQUIVALENTS, END OF YEAR                              $   3,161,000      $ 1,407,000      $  1,496,000
                                                                    =============      ===========      ============

SUPPLEMENTAL CASH FLOWS INFORMATION:
 CASH PAID DURING THE YEAR FOR:
   INTEREST                                                         $     178,000      $   141,000      $    260,000
   INCOME TAXES                                                     $     384,000      $   181,000      $    175,000

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION

     GENERAL

     Grill Concepts, Inc. (the "Company") is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 25, 2005, the Company owned and operated sixteen restaurants, consisting of nine Daily Grill restaurants in California; The Grill on the Alley ("The Grill"); The Grill in San Jose ("The San Jose Grill LLC"); The Grill in Chicago ("Chicago - The Grill on the Alley LLC"); The Grill on Hollywood ("The Grill on Hollywood, LLC"): one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and one Daily Grill in Maryland. Each of the Company's restaurants is owned and operated on a non-franchise basis by the Company. In addition the Company manages six Daily Grill restaurants and licenses two additional Daily Grill restaurants. During 2004 the San Jose City Bar and Grill terminated their license agreement.

     LIQUIDITY

     At December 25, 2005, the Company had a working capital deficit of $1.3 million and a cash balance of $3.2 million as compared to a working capital surplus of $0.2 million and a cash balance of $1.4 million at December 26, 2004. The increase in the Company's cash was primarily attributable to cash provided by operations $4.6 million including tenant improvement allowances of $1.9 million and $1.6 million of capital contributions from minority interest members in the LLCs, partially offset by purchases of fixed assets of $3.7 million, increases in restricted cash $0.2 million and repayment of debt of $0.3 million.

     The Company's need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows which have ranged from $1.8 million to $4.6 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $1.4 million in 2003, $2.9 million in 2004 and $3.7 million in 2005.

     At December 25, 2005, the Company has a bank credit facility which will expire August 4, 2006. The terms of the bank credit facility provide for financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $860,000, increased to $1,010,000 in January 2006, and equipment financing in the amount of $500,000. In November 2005 the Company amended the equipment financing portion of the facility increasing the amount to $600,000 for equipment to be delivered on or before June 30, 2006, with

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS, ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

     payments to be for terms of three to five years with interest at the bank's reference rate. The facility is secured by assets and is subject to certain standard borrowing covenants. The Company has not utilized any funds from the current or prior lines of credit dating back to 2001 and only utilized $158,000 of the equipment financing. Interest is at the bank's variable reference rate.

     At December 25, 2005, the Company had $143,000 owing under the above mentioned equipment financing, an obligation to a member of Chicago - The Grill on the Alley, LLC of $0.8 million for a guaranteed return of its invested capital, loans from stockholders/ officers/directors of $0.2 million, and loans/advances from a landlord of $0.1 million.

     The Company projects increased operating cash flows in 2006 which, when added to existing cash balances, will allow it to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same store sales. Management believes it can respond to a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the credit facility. Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months through December 2006.

     In March 2006 the Company signed a new financing agreement for a $8 million line of credit at which time the previous line of credit was terminated. (see Note 12 Subsequent Events)

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST

     The consolidated financial statements for the period ended December 25, 2005 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., Grill Concepts CD, Inc., six majority-owned subsidiaries: The San Jose Grill LLC, Chicago - The Grill on the Alley, LLC, The Grill on Hollywood, LLC, the Daily Grill at Continental Park, LLC, and 612 Flower Daily Grill, LLC and Universal Grill Concepts Inc.'s investment in the Universal CityWalk Daily Grill. All significant inter-company accounts and transactions for the periods presented have been eliminated in consolidation. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations line, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet line between liabilities and stockholders' equity.

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

     We reported a minority interest in the loss of our majority owned subsidiaries of $559,000 during 2005, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $162,000, a minority interest in the loss of The Grill on Hollywood, LLC of $109,000, a minority interest in the loss of The Daily Grill at Continental Park, LLC of $194,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $138,000 and a partnership loss in the Universal CityWalk Daily Grill of $280,000. During 2004 we reported a minority interest in the loss of our majority owned subsidiaries of $814,000, consisting of a minority interest in the earnings of San Jose Grill on the Alley, LLC of $154,000, a minority interest in the loss of The Grill on Hollywood, LLC of $357,000 and a minority interest allocation from The Daily Grill at Continental Park of $483,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $3,000 and partnership loss in the Universal CityWalk Daily Grill of $125,000.

     Effective December 28, 2003, the Company retroactively adopted the provisions of FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" and restated the prior period financial statements. Under FIN 46, an entity is considered to be a variable interest entity ("VIE") when it has equity investors which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE's expected losses or residual returns if they occur.

     Management has assessed all entities which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago - The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, 612 Flower Daily Grill and the Universal CityWalk Daily Grill joint partnership. The Company has determined it is the primary beneficiary for all these entities.

     In connection with the building of a new restaurant, in June 2004, the 612 Flower Daily Grill, LLC was formed for the operation of the Daily Grill in downtown Los Angeles of which the Company owns 58.4%. Construction of the restaurant was funded primarily by a capital contribution of $1,375,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $600,000 from the landlord. The Company has contributed $375,000 as its investment in the LLC. The restaurant opened May 31, 2005. The 612 Flower Daily Grill, LLC is considered a variable interest entity for which the Company is the primary beneficiary and consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to provisions of the LLC agreement. The Company guaranteed the lease. Total assets and restaurant sales of the 612 Flower Daily Grill, LLC as of and for the year ended December 25, 2005 were approximately $2.4 million and $2.1 million, respectively.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     In connection with the building of a new restaurant, in May 2002, The Daily Grill at Continental Park, LLC was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened January 16, 2003. The Daily Grill at Continental Park, LLC is considered a variable interest entity for which the Company is the primary beneficiary. Since adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Daily Grill at Continental Park, LLC as of and for the year ended December 25, 2005 were approximately $1.4 million and $2.4 million, respectively.

     In connection with the building of a new restaurant, in July 2001, The Grill on Hollywood, LLC was formed for the operation of "The Grill on Hollywood" restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member and a tenant improvement allowance of up to $1,015,000 received from the landlord. The Company contributed $250,000 to the limited liability company. The LLC is considered a variable interest entity for which the Company is the primary beneficiary and is consolidated in the financial statements that include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Grill on Hollywood as of and for the year ended December 25, 2005 were approximately $0.8 million and $2.9 million, respectively.

     In connection with the building of a new restaurant in June 1999, the Universal CityWalk Daily Grill joint partnership was formed for the purpose of owning and operating the "Daily Grill Short Order" restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. The partners of the entity are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner's percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The joint venture is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the Company consolidated the results of the joint venture. Total assets and restaurant sales of the Universal Grill as of and for the year ended December 25, 2005 were approximately $0.8 million and $2.0 million, respectively.

     In connection with the building of a new restaurant, in February 1999, Chicago - The Grill on the Alley, LLC was formed for the operation of "The Grill on the Alley" restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the minority interest member of the limited liability company and $750,000 of equipment financing. Chicago - The Grill on the Alley is considered a variable

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     interest entity for which the company is the primary beneficiary. As a result of the adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company. Under the terms of the joint venture agreement, the limited liability company is obligated to repay both the capital contribution of the minority interest member and the loan, both of which accrue interest at eight percent per annum. The Company has guaranteed the joint venture's repayment of both the loan and the contributed capital and therefore recorded the full amount of this obligation as part of related party debt and not as minority interest. Losses generated by the limited liability company have been recognized in the Company's statement of operations with no allocation to the minority interest member. Total assets and restaurant sales of Chicago - The Grill on the Alley LLC as of and for the year ended December 25, 2005 were approximately $1.6 million and $5.4 million, respectively.

     In connection with the building of a new restaurant, in January 1998, The San Jose Grill LLC was formed for the operation of "The Grill" restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The San Jose Grill LLC is considered a variable interest entity for which the Company is the primary beneficiary. As a result of the adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to the provisions of the LLC agreement. Total assets and restaurant sales of the San Jose Grill LLC as of and for the year ended December 25, 2005 were approximately $1.7 million and $4.9 million, respectively.

     FISCAL YEAR

     The Company's fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year. The fiscal years 2005, 2004 and 2003 consisted of 52 weeks ended December 25, 2005, December 26, 2004, and December 28, 2003, respectively.

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

     RESTRICTED CASH

     In January 2005 a $860,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our new Workers Compensation policy. Other restricted cash consists of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker's compensation claims.

     At December 26, 2004 restricted cash consisted of $700,000 certificate of deposit serving as collateral for our Standby Letter of Credit, $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker's compensation claims.

     WORKER'S COMPENSATION LOSS RESERVE

     In the first quarter of 2004, the Company obtained a large deductible worker's compensation policy for 2004 that includes a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier's loss development and loss trend factors. See note 4.

     CONCENTRATION OF CREDIT RISK

     Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at December 25, 2005, cash balances were in excess of Federal Depository Insurance Corporation ("FDIC") insurance limits.

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

     The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. Due to the continued lower than expected performance at the Portland Daily Grill restaurant which was opened in September 2003, we have not received any of the management fees earned at this location and therefore, a full reserve was established for these receivables in 2005 and 2004.

     Allowance for doubtful accounts is as follows:

                          Balance at    Additions         Net         Balance
                          Beginning     Charged to    Deductions       At End
                           Of Year      Operations                    Of Year
     Allowance for
     Doubtful Accounts
     Year Ended
     December 28, 2003    $ 46,000      $ 29,000      $ 62,000       $ 13,000
     December 26, 2004    $ 13,000      $134,000      $  4,000       $143,000
     December 25, 2005    $143,000      $ 95,000             -       $238,000

     PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Most lease agreements contain one or more of the following; tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

     Rent is recognized on a straight-line basis, including over the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company enters the space and begins to make improvements in preparation for intended use. Tenant improvement allowances are also recognized on a straight-line basis over the lease term.

     Prepaid expenses and other current assets at December 25, 2005 and December 26, 2004 were comprised of:

                                             2005               2004
                                         -----------        -----------
     Tenant Improvement Allowances
     receivable                          $         -        $ 1,851,000
     Prepaid expenses, other                 401,000            521,000
                                         -----------        -----------
     Total prepaid assets and other
     current assets                      $   401,000        $ 2,372,000
                                         ===========        ===========

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

     GOODWILL

     Goodwill relates to the excess of cost over the fair value of the net assets of The Grill on the Alley in Beverly Hills, California acquired in April 1996. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangibles." SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill is deemed to have an indefinite useful life and is not amortized but rather, tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and the carrying amount exceeds its fair value. The Company has not recognized any impairment losses.

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

     Other Long-Term Liabilities at December 25, 2005 and December 26, 2004 were comprised of:

                                                 2005           2004
                                            ------------     ------------
     Tenant Improvement Allowances          $  5,140,000     $  5,653,000
     Deferred Rent                             2,258,000        2,401,000
                                            ------------     ------------
     Total Other Long-Term Liabilities      $  7,398,000     $  8,054,000
                                            ============     ============

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

     ADVERTISING AND PROMOTION COSTS

     All costs associated with advertising and promoting products are expensed as incurred. Advertising and promotion expense for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 was $565,000, $571,000,
     and $296,000, respectively.

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

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, compensation expense is based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Because grants under the plan require variable accounting treatment due to the cashless exercise feature of those options (described below), compensation expense is remeasured at each balance sheet date based on the difference between the current market price of the Company's stock and the option exercise price. An accrual for compensation

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     expense is determined based on the proportionate vested amountof each option as prescribed by Financial Interpretation No. 28, "Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans." Each period, adjustments to the accrual are recognized in the income statement. The Company accounts for stock and options to non-employees at fair value in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force Consensus on Issue No. 96-18.

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

     The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," and will continue to use the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Pro forma compensation expense for the Company's stock option plans determined based on the fair value at the grant date for awards in fiscal year 2005, 2004 and 2003 would have been as follows:

                                                2005         2004        2003
                                                ----         ----        ----
     Net income, as reported                 $ 939,000    $ 38,000    $ 128,000
     Add: Stock compensation expense
     recorded, net of taxes                          -      84,000      168,000
     Deduct: Stock compensation
     expense under fair value method,
     net of taxes                             (151,000)   (189,000)    (163,000)
                                             ---------    --------    ---------
     Net income (loss), pro forma            $ 788,000    $(67,000)    $133,000
     Net income per share,                   =========    ========     ========
       as reported:
       Basic                                 $    0.16    $   0.00     $   0.01
       Diluted                               $    0.14    $   0.00     $   0.01
     Net income (loss) per share, pro forma:
       Basic                                 $    0.13    $  (0.02)    $   0.01
       Diluted                               $    0.13    $  (0.02)    $   0.01

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The fair value of each option grant issued in fiscal year 2005, 2004 and 2003 is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company's stock, (b) expected volatility ranging from 68.59% to 71.35%, (c) risk-free interest rates ranging from 2.5% to 4.87%, and (d) expected option lives of five and ten years.

     The weighted average fair value of options granted at market price during 2005, 2004 and 2003 was $2.79, $1.85, and $1.39, respectively.

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

     A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 25, 2005, December 26, 2004 and December 28, 2003 follows:

                                       2005                       2004                     2003
                            ---------------------------------------------------------------------------
                             Earnings        Shares     Earnings       Shares     Earnings     Shares
                            ----------      ---------   --------      --------    --------     -------
Net income                  $  939,000                  $ 38,000                  $128,000

Less: preferred
dividends accrued              (50,000)                  (50,000)                  (50,000)
                            ----------                  --------                  --------
Net income (loss)
applicable to common
stock                          889,000      5,691,523    (12,000)     5,608,541     78,000     5,537,071
Dilutive securities:
   Dilutive stock options                     125,035                         -                   47,565
   Warrants                          -        434,484          -              -          -        56,206
                            ----------      ---------   --------      ---------   --------     ---------
Diluted earnings (loss)
available to common
stockholders                  $889,000      6,251,042   $(12,000)     5,608,541   $ 78,000     5,640,842
                            ==========      =========   ========      =========   ========     =========

     Stock options exercisable into 334,375, 678,425, and 454,475 shares, for 2005, 2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants exercisable into 26,562, 1,719,037, and 1,722,786 shares for 2005.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     2004 and 2003, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

     DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

     The Company's San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the "LLCs") for which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments ("Return of Member Capital") as well as rights to receive defined preferred returns on their invested capital ("Preferred Return").

     The Universal CityWalk Daily Grill is owned by a partnership ("the CityWalk Partnership") for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investments ("Return of Member Capital").

     The principal distribution provisions with respect to each of the restaurant LLCs and Partnership are described below. In each instance, the balance of distributable cash represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this report.

     SAN JOSE GRILL. Distributions from the San Jose Grill are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to the Company, as manager, and (b) 50.05% of 90% to the Company and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to the Company, as manager, and (b) 50.05% of 83.33% to the Company and 49.95% to the investor members.

     CHICAGO - THE GRILL ON THE ALLEY. Distributions from Chicago - The Grill on the Alley are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to the Company and 60% to the investor members.

     GRILL ON HOLLYWOOD. Distributions from Grill on Hollywood are allocated as follows: (1) until the return of the investor member's initial capital contributions, 10% to the Company, as manager, and 90% to the investor members, (2) thereafter and until the return of the Company's initial capital contributions, 90% to the Company and 10% to the investor members,
     (3) thereafter and until return of the preferred returns, 10% to the Company and 90% to the investor members, and (4) thereafter, 51% to the Company and 49% to the investor members.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     SOUTH BAY DAILY GRILL. Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to the Company, as manager, (2) thereafter, until return of any additional capital contributions, ratably between the Company and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.3% to the Company and 66.67% to the investor members, (4) thereafter, until return of investor member's preferred return, 10% to the Company and 90% to the investor members, (5) thereafter, until the return of all investor member's capital contributions, 10% to the Company and 90% to the investor members,
     (6) thereafter, until return of the Company's preferred return, 90% to the Company and 10% to the investor members, (7) thereafter, until return of all of the Company's capital contributions, 90% to the Company and 10% to the investor members, and (8) thereafter, 50.1% to the Company and 49.9% to the investor members.

     UNIVERSAL CITYWALK DAILY GRILL. Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions 50% to the Company and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to the Company until return of initial capital contribution and (5) thereafter, 50% to the Company and 50% to the partner.

     DOWNTOWN DAILY GRILL. Distributions from Downtown Daily Grill are allocated as follows: (1) until return of all initial capital contributions, (a) 10% to the Company, as manager, and (b) 15.03% to the Company, as a member, and 74.97% to the investor members, (2) thereafter, until the return of all additional capital contributions, ratably among the Company and the investor members based on their additional capital contributions, (3) thereafter, until repayment of long term working capital loans by the Company, 100% to the Company, and (4) thereafter, (a) 8.335% to the Company, as manager, and (b) 50% to the Company, as a member, and 41.665% to the investor members.

     The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the initial capital contributions of the Company and the minority LLC members or partner (the "Members"), (2) additional capital contributions, (3) the distributions of capital to the Members and/or the Company during the year ended December 25, 2005, (4) the unreturned balance of the capital contributions of the Members and/or the Company at December 25, 2005, (5) the Preferred Return rate to Members and/or the Company, (6) the accrued but unpaid preferred returns due to the Members and/or the Company at December 25, 2005, and (7) the management incentive fees, if any, payable to the Company.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                    SAN JOSE              CHICAGO GRILL ON THE ALLEY     THE GRILL ON HOLLYWOOD LLC
                                    --------             --------------------------
                             Members       Company        Members           Company      Members            Company
Initial Capital
Contribution:              $1,149,650      $350,350     $1,700,000(b)         $-        $1,200,000          $250,000
                           =========================================================================================
Distributions of profit
and note repayments
during the year ended
December 25,2005:            $228,000      $228,000        $252,000            $-                 -                -
                           =========================================================================================
Unreturned Initial Capital
Contributions at
December 25, 2005:              $-           $-            $904,000            $-       $1,200,000          $250,000
                           =========================================================================================

Preferred Return rate:          10%          10%              8%                            12%                 12%
                           =========================================================================================
Accrued but unpaid
Preferred Returns at
December 25, 2005:              $-           $-               $-                            (d)                 (d)
                           =========================================================================================
Management Fee:                              5%                                5%                                5%
                           =========================================================================================


                           SOUTH BAY DAILY GRILL           UNIVERSAL CITYWALK DAILY      612 Flower Daily Grill LLC
                           ---------------------          --------------------------
                           (CONTINENTAL PARK LLC)                  GRILL                        DOWNTOWN
                           ----------------------         --------------------------
                           Members        Company         Members             Company     Members       Company
                                                                                                         (e)
Initial Capital
Contribution:             $ 1,000,000    $ 350,000       $ 1,100,000                -    $ 1,375,000     $ 275,000
                          =========================================================================================
Additional capital
contributions                       -    $ 100,000       $   296,106         $ 296,106             -             -
                          =========================================================================================
Distributions of profit
during the year
ended December 25, 2005:            -            -                 -                 -              -            -
                          =========================================================================================
Unreturned Initial and
Additional Capital
Contributions at
December 25, 2005:        $ 1,000,000    $ 350,000       $ 1,396,106         $ 296,106   $ 1,375,000     $ 275,000
                          =========================================================================================
Preferred Return
rate:                             10%       10% (C)                -                 -           9%            9%
                          =========================================================================================
Accrued but unpaid
Preferred Returns at
December 25, 2005:                (d)         (d)                 (d)                -  $    72,254      $  18,584
                          =========================================================================================
Management Fee:                                5%                                    5%                        5%
                          =========================================================================================

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (a)  The initial capital contributions of the Members of San Jose
          Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
     (b)  The initial capital contributions of the Members of Chicago -
          Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture's payment of these obligations. Distributions of capital and note repayments for the year ended December 25, 2005 includes $172,000 of capital and note payments and $80,000 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk. The loan of $1,699,000 is reflected on the balance sheet as notes payable - related parties.
     (c)  The Company's preferred return with respect to the South Bay
          Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
     (d) Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation to the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $766,000 and the Company would have an accrued preferred return of $160,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $353,000 and the Company would have an accrued preferred return of $137,000. If preferred returns were accrued for the CityWalk Partnership the member would have an accrued preferred return of $528,000.
     (e) The Company is a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

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

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     RECENTLY ISSUED ACCOUNTING REQUIREMENTS

     In June 2005, the EITF issued EITF Issue No. 05-06, "Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination" ("EITF 05-06"). EITF 05-06 provides that the amortization period for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of EITF 05-06 are effective for leasehold improvements purchased or acquired beginning July 2005. The adoption of EITF 05-06 did not have a material impact on the Company's consolidated financial statements.

     In October 2005, the FASB posted FASB Staff Position (FSP) 13-1, which requires that rental costs incurred during and after a construction period for the right to control the use of a leased asset during and after construction of a lessee asset to be recognized as rental expense. The provisions of FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company's existing accounting policy for rental costs incurred during and after the construction period conforms to FSP 13-1. The adoption of FSP 13-1 will not have a material impact on the Company's consolidated financial statements.

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

     We expect to adopt Statement 123(R) in the first quarter of 2006.

3.   FURNITURE, EQUIPMENT AND IMPROVEMENTS, NET

     Furniture, equipment and improvements at December 25, 2005 and December 26, 2004 consisted of:

                                                2005           2004
                                            -------------  -------------
Furniture, fixtures and equipment           $ 10,028,000   $  9,201,000
Leasehold improvements                        17,904,000     15,616,000
Construction In Progress                          13,000      1,039,000
Expendables                                      602,000        509,000
                                            -------------  -------------

Furniture, equipment and improvements         28,547,000     26,365,000

Less, Accumulated depreciation               (15,175,000)   (14,501,000)
                                            -------------  -------------

Furniture, equipment and improvements, net  $ 13,372,000   $ 11,864,000
                                            =============  =============

4.     ACCRUED EXPENSES

Accrued Expenses at December 25, 2005 and December 26, 2004 consist of the following:

                                                  2005        2004
                                               ----------  ----------
Accrued payroll & taxes                        $  921,000  $  829,000
Accrued sales tax                                 308,000     285,000
Accrued vacation                                  403,000     393,000
Accrued bonuses                                   621,000
Accrued rent                                       95,000     101,000
Workers compensation
  claim reserves                                  567,000     321,000
Income taxes payable                              213,000    (181,000)
Accrued preferred return                           72,000           -
Other                                           1,333,000     800,000
                                               ----------  ----------
Total                                          $4,533,000  $2,548,000
                                               ==========  ==========

5.     DEBT

     At December 25, 2005 we had a bank credit facility that provided financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $860,000, increased

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEBT (CONTINUED)

     to $1,010,000 in January 2006, and equipment financing in the amount of $500,000. The facility has a one-year term, is secured by assets and is subject to certain standard borrowing covenants. Interest is at the bank's variable reference rate. In November 2005, we amended the equipment financing portion increasing the amount to $600,000 for equipment to be delivered on or before June 30, 2006, with payments to be for terms of three to five years with interest at the bank's reference rate. In March 2006 we terminated the line of credit portion of this credit facility upon signing a new agreement. (See Note 12 Subsequent Events.)

     The credit facility is collateralized by an interest in the assets of the Company. In connection with this facility, the Company is required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements.

     Debts at December 25, 2005 and December 26, 2004 are summarized as follows:

                                                                      2005      2004
                                                                    --------  --------
Note payable to Small Business Administration collateralized by property, payable monthly, $1,648, including interest at 4.0%,
due September 23, 2006.                                             $ 12,000  $ 31,000

Note payable to lessor, uncollateralized, payable monthly,
1,435, including interest at 10.0%, due April 30, 2013.              99,000    106,000

Note payable to GMAC had an original principal amount of
201,948.  This note carries an interest rate of 10.3% per
annum.  The note has defined monthly payment terms of
4,068 with the final payment on the first of January 2005.                -      4,000

Note payable for equipment, payable monthly, $15,396,
including interest at 10.8%, due December 1, 2005.                        -    158,000

Note payable to Union Bank under the equipment financing
portion of the credit facility, payable in monthly installment of
982, including interest at 7.49%, due December 2009                  41,000     45,000

Note payable to Union Bank second draw under the equipment
financing portion of the credit facility, payable in monthly installments of $2,293 including interest at 8.14%, due May
2010                                                                102,000          -
                                                                    --------  --------
                                                                    254,000    344,000

Less, Current portion of long-term debts                             48,000    196,000
                                                                    --------  --------
 Long-term portion                                                 $206,000   $148,000
                                                                    ========  ========

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.   DEBT (CONTINUED)

     Principal maturities of long-term debt are as follows:


Year Ending December
--------------------
        2006                 $ 48,000
        2007                   40,000
        2008                   43,000
        2009                   47,000
        2010                   24,000
        Thereafter             52,000
                             --------
          Total              $254,000
                             ========

6.   RELATED PARTIES

     Debts with related parties at December 25, 2005 and December 26, 2004 consisted of:

                                                                   2005       2004
                                                                 --------  ----------
Uncollateralized note payable to officer/Board member/major
shareholder, with interest payable at a rate of 10% per annum.
 The note payable and interest is due on June 30, 2006.
Interest on this loan of $17,500 remains unpaid and is included
in accrued expenses.                                             $ 70,000  $   70,000

Uncollateralized subordinated note payable to officer/Board
member/major shareholder, with interest payable at a rate of
7.0% per annum.  The note payable and interest is due on
 June 30, 2006.  Interest on this loan of $33,431 remains
 unpaid and is included in accrued expenses.                       85,000      85,000

Collateralized subordinated note and mandatorily redeemable
capital payable to a member of Chicago - The Grill on the Alley
 LLC. The original principal amount of the note was $1,699,000.
 Although $1,190,000 of the note was converted to equity in
February 1999, the LLC is obligated to repay the capital on
terms similar to the original note.  The note and capital bear monthly payments of $20,972, including interest at 8% per
annum.  The note will mature on April 1, 2010.  The Company
guaranteed repayment of the loan and capital on behalf of
Chicago - The Grill on the Alley, LLC and issued 203,645
warrants to acquire common stock at $4.00 per share. The fair value of the warrants ($322,000) has been recorded as a
discount to the obligation which is being accreted to interest
expense over the term of the loan.                                828,000     968,000
                                                                 --------  ----------
                                                                  983,000   1,123,000

Less, Current portion of notes payable - related parties          312,000     294,000
                                                                 --------  ----------

             Long-term portion                                   $671,000  $  829,000
                                                                 ========  ==========

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES (CONTINUED)

     Principal maturities of debts with related parties are as follows:

                          2006           $  312,000
                          2007              179,000
                          2008              202,000
                          2009              228,000
                          2010               62,000
                          Thereafter              -
                                         ----------
                           Total         $  983,000
                                         ==========

     Interest expense incurred was $ 125,000, $174,000, and $193,000 in fiscal years 2005, 2004 and 2003 respectively.

     Two stockholders, who are also officers of the Company, have loaned the Company money. Interest accrues on these loans and is being paid quarterly. Interest accrued was $51,000, $104,000, and $91,000 for the fiscal years 2005, 2004 and 2003, respectively.

     The holder of all of the Company's preferred stock is also a current Member of our Board of Directors and is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. Lease payments made to the Fairmont Hotel were $257,000, $160,000, and $136,000 for the fiscal years 2005, 2004 and 2003, respectively. The holder of the preferred stock is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which was operated under a license agreement. The license agreement was terminated during 2004. Revenue related to the license and management agreement was zero, $4,000, and $6,000, for the fiscal years 2005, 2004 and 2003, respectively.

     In August 1998, the Company entered into an agreement (the "Agreement") with Hotel Restaurant Properties, Inc. ("HRP") in which HRP will assist the Company in locating hotel locations for the opening of Company restaurants. One of the two original owners of HRP is a family member of the above-referenced preferred stockholder of the Company. On May 11, 1999 the HRP agreement was amended under the same terms and conditions ("HRP II") except that HRP II is 100% owned by the family member. Both HRP and HRP II are referred to as HRP. There were $423,000, $290,000, and $235,000 of management fees paid to HRP on this Agreement for fiscal year 2005, 2004 and 2003, respectively. The Agreement also provides that HRP will repay to the Company amounts advanced to managed units on behalf of HRP. Receivable from HRP was $545,000 at December 25, 2005 and $396,000 at December 26, 2004.

     The operating agreement with HRP contains a clause whereby, HRP has the right to cause the Company to purchase HRP (the put option) at any time there is a change in control or after May 2004 subject to certain conditions and the Company has the right to purchase HRP (the call option) after May 2004 subject to certain conditions.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   RELATED PARTIES (CONTINUED)

     Under the respective put and call options, the purchase price ("APP") (principally paid in stock) of HRP will be 25% multiplied by 10 (Multiple) times the operating income of HRP (gross receipts for the prior twelve months less operating expenses which are averaged over a five year period), with certain allowed exclusions from operating income minus the principal balance of any outstanding loans (with certain allowed exclusions) to HRP. Under the put option the Multiple may change if 87.5% multiplied by the closing price of the Company's common stock divided by EBITDA per share is less than 10. If the Company sells assets or stock to certain third parties introduced by HRP which causes a change in control, then the purchase price will be the greater of: (A) $3,000,000 or (B) the APP, not to exceed $4,500,000. The Company concluded that the options relating to HRP would be defined as a derivative under FAS 133. However, because the purchase price was based on a floating price, it was determined that the value of the put and call would be identical so long as the formula resulted in a representative fair value of HRP.

     The Company concluded that the multiple was based on fair value because the original formula was negotiated between two parties. This fact was reconfirmed when the HRP agreement was amended approximately three years later at the time the Company entered into a development agreement with Starwood Hotels and the multiple for the HRP put and call options did not change. We believe the multiple used in the formula to be within a tolerable range of those found in the marketplace. Therefore, management believes that the formula is a reasonable approximation of fair value of the HRP business that results in the put and call options having similar values. Additionally, because fair market puts and calls have little value on their own, any asset and liability related to these would be insignificant. No derivative accounting is necessary in these circumstances and therefore, no accounting recognition has been made in the financial statements.

     The Company will continue to evaluate the appropriateness of formula to market conditions to ensure it represents fair market value, and will continue to evaluate the formula going forward and to the extent it no longer represents fair market value, will account for the derivative appropriately.

7.   STOCKHOLDERS' EQUITY

     In June 1997, the Company completed a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 187,500 five-year $8.00 warrants and 187,500 five-year $12.00 warrants. The aggregate sales price of those securities was $1,500,000. The warrants expired during 2002.

     The Series I Convertible Preferred Stock was convertible into common stock at $5.00 per share. In July 2000, the holder of the Series I convertible preferred stock converted all 1,000 shares of preferred stock into 200,000 shares of common stock.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company's common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company's option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 25, 2005. Accumulated dividends in arrears totaled $426,000 and $376,000 as of December 25, 2005 and December 26, 2004, respectively.

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

     WARRANTS

     As of December 25, 2005, there are outstanding warrants for the purchase of 1,359,896 common shares with a weighted average exercise price of $2.22.

     In February 1999, 177,083 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago - The Grill on the Alley, LLC. These warrants expired April 1, 2005.

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

     In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. A co-trustee for both investors became a member of our Board of Directors in June 2001. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In June 2004 all of these warrants were exercised in a cashless exercise. In July 2001, an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share. The fair value of these warrants was amortized over the life of the loan. These warrants were exercised in 2005.

     In October 2000, the Company issued 50,000 warrants to a professional advisor for services rendered. The warrants are exercisable for a period of four years at a price of $1.53 per share. The fair value of these warrants was expensed as general and administrative expense in the period issued. These warrants expired in October 2004.

     In connection with a guarantee of the Company's bank lending facility, the Company issued 150,000 warrants in July 2000 to two principal shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the Company's loan facility by two directors of the Company pursuant to the exemption from registration in
     Section 4(2) of the Securities Act of 1933, as amended. These warrants were exercised in March and June 2004 in cashless exercises. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the guaranty at a price of $2.12 per share. The fair value of the warrants was amortized over the life of the guarantee and was recorded as additional interest expense. These warrants were exercised in 2005.

     In July 2001, in conjunction with the sale of restricted common stock to Starwood Hotels and Resorts Worldwide, Inc. and other strategic investors, the company issued 666,667 $2.00 stock purchase warrants and 666,666 $2.25 stock purchase warrants. The warrants expire in July 2006.

     OPTIONS

     On June 1, 1995, the Company's Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the "1995 Plan") and on June 12, 1998 the 1998 Stock Option Plan (the "1998 Plan") was adopted. The Plans were approved at the 1996 and 1998 annual stockholders' meetings. These Plans provide for options to be issued to the Company's employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. In 2005, the 1995 Stock Option Plan expired.

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

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     On June 23, 2004, the Company's Compensation Committee, as administrators of the Company's stock option plans, resolved that the cashless exercise feature in the Company's stock option plan will be eliminated for all currently outstanding and future grants, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

     At December 25, 2005 a total of 862,500 common shares are reserved for issuance pursuant to these plans. Transactions during the fiscal years 2005, 2004 and 2003 under the Plans were as follows:

                                                   2005                   2004               2003
                                              --------------         --------------     ---------------
                                                       Weighted-            Weighted-           Weighted-
                                                        Average              Average             Average
                                                         Option               Option             Option
                                              Number    Exercise    Number   Exercise   Number   Exercise
                                            of Shares    Price    of Shares   Price   of Shares   Price
                                            ----------  --------  ----------  ------  ----------  ------
Options outstanding at
   Beginning of year                          678,425   $   2.69    716,625   $ 2.81    669,975   $ 2.89
Options granted - price
   equals fair value                          148,500       4.06    212,000     2.79     89,250     1.96
Options granted - price greater
   than fair value                                  -          -          -        -          -        -
Options exercised
                                              (13,200)      2.20    (50,000)    2.33          -        -
Options cancelled                            (101,450)      3.31   (200,200)    3.34    (42,600)    2.27
                                            ----------            ----------          ----------

Options outstanding at end of
   year                                       712,275       2.89    678,425     2.69    716,625     2.81
                                            ==========            ==========          ==========
Options exercisable at end of
   year                                       441,675               404,815             427,630
Options available for grant at
   end of year                                 87,025               394,075             355,875

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   STOCKHOLDERS' EQUITY (CONTINUED)

     The following table summarizes information about stock options outstanding at December 25, 2005:

                             Options Outstanding                        Options Exercisable
                 -------------------------------------------      ----------------------------
                    Number         Weighted-         Number
                 Outstanding at     Average         Weighted-     Outstanding at   Weighted-
   Range of      December 25,     Remaining          Average      December 25,      Average
Exercise Price       2005      Contractual Life  Exercise Price      2005        Exercise Price
---------------  -------------  ----------------  --------------    ------       ---------------
   $  1.25           1,750           4.5            $ 1.25          1,750             $1.25
   $  1.55          44,800           4.7            $ 1.55         44,800             $1.55
   $  1.65          96,900           5.5            $ 1.65         65,300             $1.65
   $  1.70          37,150           7.4            $ 1.70         14,500             $1.70
   $  2.19          52,850           5.7            $ 2.19         40,000             $2.19
   $  2.23          50,000           8.6            $ 2.23         10,000             $2.23
   $  2.46          19,000           2.5            $ 2.46         19,000             $2.46
   $  2.75           5,000            -             $ 2.75          5,000             $2.75
   $  2.86          70,450           6.7            $ 2.86         34,450             $2.86
$3.14 - $3.45      168,500           5.1            $ 3.22        123,500             $3.18
$4.00 to $4.68     148,250           6.9            $ 4.20         65,750             $4.17
$5.36 to $14.00     17,625           1.2            $ 6.40         17,625             $6.40

8.   PENSION PLAN

     Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the "Plan"), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company's contributions are discretionary. For the years 2005, 2004 and 2003, the Company made no contributions to the Plan.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases most of its restaurant facilities and corporate offices under non-cancelable operating leases. The restaurant leases generally include land and building, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Lease escalation clauses based on changes in the consumer price index are accounted for as contingent rentals.

     The aggregate minimum lease payments under non-cancelable operating leases are as follows:

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

Fiscal Year Ending
------------------

       2006           $ 3,647,000
       2007             3,751,000
       2008             3,573,000
       2009             3,273,000
       2010             2,788,000
       Thereafter      13,107,000
                       ----------

           Total      $30,139,000
                       ==========

     Rent expense was $3,898,000, $3,689,000, and $3,290,000 for fiscal years
     2005, 2004 and 2003, respectively, including $632,000, $712,000, and
     $565,000 for 2005, 2004 and 2003, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

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

     In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court on appealed cases of the same nature. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

     The Company has three suppliers which account for a majority of our purchases. The Company has a policy of strengthening its supplier relationships by concentrating its purchases over a limited number of suppliers in order to maintain quality, consistency, and cost controls and to increase the suppliers' commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers.

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   COMMITMENTS AND CONTINGENCIES (CONTINUED)

     The Company plans on new restaurant openings during 2006. The restaurants will be structured as owned, joint ventures, LLCs or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

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

10.  INCOME TAXES

     The provisions for income taxes for the fiscal years ended December 25, 2005, December 26, 2004 and December 28, 2003 are as follows:

                         2005     2004     2003
                       --------  -------  -------
 Current - federal     $577,000  $     -  $     -
 Current - state        179,000   65,000   89,000
                       --------  -------  -------
 Subtotal - current    $756,000  $65,000  $89,000
                       --------  -------  -------
 Deferred - federal    (577,000)       -        -
 Deferred - state             -        -        -
                       --------  -------  -------
 Subtotal - deferred   (577,000)       -        -
 Total provision       $179,000  $65,000  $89,000
                       ========  =======  =======

     The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

                                    2005        2004        2003
                                  ---------  ----------  ----------
Taxes at federal tax rate         $ 190,000 $ (243,000)  $(166,000)
State tax net of federal benefit    455,000      43,000      59,000
Variable incentive stock option         ---      29,000      77,000
Change in valuation allowance      (222,000)     22,000      76,000
General business and tip tax
   credit                          (160,000)    (48,000)   (181,000)
Minority Interests                 (190,000)    186,000     207,000
Other                               106,000      76,000      17,000
                                  ---------  ----------  ----------

Income tax provision              $ 179,000   $  65,000   $  89,000
                                  =========  ==========  ==========

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  INCOME TAXES (CONTINUED)

     Deferred tax assets and liabilities consist of the following as of December 25, 2005 and December 26, 2004:


                                                             2005                  2004
                                                     --------------------  --------------------
Deferred tax assets:
 Net operating loss                                  $           602,000   $            474,000
 Fixed Assets                                                  1,151,000                653,000
 Intangibles                                                      89,000                143,000
 General business credit                                       1,234,000              1,364,000
 Other                                                           991,000                936,000
                                                     --------------------  --------------------


Total gross deferred tax
   assets                                                      4,067,000              3,570,000

Less, Valuation allowance                                      3,348,000              3,570,000
                                                     --------------------  --------------------

   Net deferred tax assets                                       719,000                     --

Deferred tax liabilities:
Partnerships                                                    (142,000)                    --
                                                     --------------------  --------------------

   Net deferred tax assets
       and liabilities                               $           577,000   $                  -
                                                     ====================  ====================


     At December 25, 2005, the Company has available federal and state net operating loss carryforwards of $ 1,084,000 and $3,991,000 respectively that may be utilized to offset future federal and state taxable earnings. Federal net operating losses begin to expire in 2014. The remaining state net operating losses began expiring in 2003. At December 31, 2005, the Company has available federal general business credit carryforwards of $1,234,000 that may be utilized to offset future federal tax liabilities. These credits expire beginning in 2014 through 2024. Due to changes in the Company's state effective tax rate, the deferred tax assets were revalued at December 31, 2005 using a state effective tax rate, net of federal taxes, of 3.85%. At December 26, 2004 the deferred tax assets were valued using a state effective tax rate, net of federal taxes, of 6.6%. The state effective tax rate will vary from year to year as the Company's operations are conducted in numerous states with different tax rates. A valuation allowance has been established to reduce net deferred tax assets to the amount expected to be realized.

     Due to its history of losses, the Company does not believe that sufficient evidence exists to conclude that recoverability of its net deferred tax assets is more likely than not. Consequently, the Company has provided valuation allowances of $3,348,000 and $3,570,000 for the years ended December 25, 2005 and December 26, 2004, respectively, covering its deferred tax assets. Pursuant to Interal Revenue Code Sections 382 and 383, the annual use of Grill Concepts, Inc.'s net operating loss and credit carryforwards may be limited if there is a greater than 50% cumulative change in ownership. However, the Company believes that any such limitations would not have a material impact on the financial statements.

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

     The Company began management of a Long Beach, California hotel-based Daily Grill restaurant in November 2004.

     The Company signed a lease in April 2004 to open an owned Daily Grill in an office park in Santa Monica, California. The construction was financed by a $2.2 million tenant improvement allowance which was treated as a lease incentive and recorded as a long-term liability which will be amortized over the life of the lease. The restaurant opened March 14, 2005.

     In connection with the building of a new restaurant the 612 Flower Daily Grill, LLC was formed for the operation of a Daily Grill restaurant in downtown Los Angeles, California. The construction of the restaurant was funded through a combination of equity capital and tenant improvement allowances. The restaurant opened May 31, 2005.

     The Company signed a lease in September 2005 to open a owned Grill restaurant in a shopping mall in Dallas, Texas. Construction of the restaurant will be funded primarily through a tenant improvement allowance. The restaurant is scheduled to open in summer of 2006.

     CLOSINGS

     In July 2005, the lease for the La Cienega Daily Grill expired and was not renewed.

12.  SUBSEQUENT EVENTS

     NEW FINANCING AGREEMENT

     On March 10, 2006, Grill Concepts, Inc. (the "Company") entered into a credit agreement (the "Credit Agreement") with Diamond Creek Investment Partners LLC (the "Lender").

     The Credit Agreement provides for a revolving term loan (the "Loan") to the Company of the lesser of (1) $8.0 million, or (2) 2.25 times the Company's trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in minimum monthly advances of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of LIBOR based loans, equivalent to either (1) prime rate, but not less than 7%, plus an applicable margin, or (2) the London Interbank Offered Rate, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company's leverage ratio (funded debt to

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENTS (CONTINUED)

     EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The current interest rate is equal to 10.5% and will be adjusted quarterly commencing in the fourth quarter of 2006.

     The Credit Agreement provides that the Company will pay all expenses incurred in connection with the Loan, including expenses incurred by the Lender. By separate agreement, the Company agreed to pay certain fees associated with the Loan, including a loan fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly, a loan servicing fee of $3,000 per month.

     The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. The Company may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (1) 3% with respect to prepayments occurring on or before March 9, 2007, and (2) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

     The Company's obligations under the Credit Agreement are secured by a first lien on all of the Company's assets, including all of the capital stock and other equity interests held by the Company in its subsidiaries, subject to existing liens on such assets. The Loan requires the Company to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. The Company must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

     Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the Credit Agreement,
     (b) the failure to perform and not timely remedy certain covenants, (c) certain cross defaults or cross accelerations, (d) the occurrence of bankruptcy or insolvency events, (e) the failure to make certain payments, or the occurrence of certain events, relating to retirement plans, (f) certain adverse judgments against the Company or any of its subsidiaries,
     (g) certain changes in ownership of the Company's stock or the board of directors, or (h) the occurrence of, and failure to remedy, a Material Adverse Effect (as defined in the Credit Agreement). Upon the occurrence of an event of default, the Lender may terminate the loan commitment and declare the Loan due and payable in full.

     On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $930,132 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group ("MAG") by the Company's subsidiary Chicago - The Grill on the Alley LLC ("Chicago Grill LLC"), and guaranteed by the Company (Note 6), with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company's The Grill on the Ally restaurant in Chicago.

MANAGEMENT CHANGE; EMPLOYMENT AGREEMENT

     On March 3, 2006, Grill Concepts, Inc.'s Compensation Committee approved, and on March 13, 2006 Grill Concepts entered into, an amended employment agreement with Philip Gay, Executive Vice President and Chief Financial

                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  SUBSEQUENT EVENTS (CONTINUED)

     Officer of the company. The amended employment agreement will be effective as of, and was entered in contemplation of, Mr. Gay's pending assumption of the positions of President and Chief Executive Officer of the company to be effective following the company's annual shareholders meeting on June 22, 2006. The term of the amended employment agreement will run through December 31 2009.

     Under the terms of the employment agreement, effective June 22, 2006, Mr. Gay's compensation will consist of (1) a base annual salary of $275,000 during the first year, increasing to $300,000, $325,000 and $350,000 on each succeeding anniversary of the effective date; (2) performance-based bonuses in an amount up to 50% of his applicable salary based on metrics established annually by the Compensation Committee; (3) a stock option to purchase 50,000 shares of common stock at $3.19 per share over a period of ten years and vesting 1/3 on each of June 22, 2007, June 22, 2008 and June 22, 2009; (4) use of a company automobile plus payment of repair, maintenance and insurance costs with respect to such automobile in an amount not to exceed $10,000 annually; (5) a term life insurance policy in the amount of $1,000,000; (6) participation in all group life, health, accident, disability, liability or hospitalization insurance plans, pension plans, severance plans or retirement plans available to the highest level executives of the company; (7) five weeks of paid vacation; and (8) participation in any and all other benefit plans adopted from time to time by the company for the benefit of its employees.

     NEW CLASS ACTION LAWSUIT

     A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as "Tip-pooling." The company has not yet been served with this complaint.

13.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized unaudited quarterly financial data for fiscal years 2005 and 2004 is as follows:

                                                           Quarter Ended
                                                           -------------
                                     March 27,       June 26,      September 25,  December 25,
                                       2005           2005             2005          2005
Total revenues                       17,212,000      18,871,000      15,410,000    19,195,000

Income (loss) from operations           706,000          66,000        (117,000)       32,000

Net income (loss)                       682,000         125,000        (188,000)      320,000

Basic net income (loss) per share   $      0.12  $         0.02   $       (0.04)  $      0.05

Diluted net income (loss) per
share                               $      0.11  $         0.02   $       (0.04)  $      0.05


                     GRILL CONCEPTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                      March 28,     June 27,      September 26,   December 26,
                                        2004          2004            2004            2004
                                    -----------  ---------------  --------------  -----------
Total revenues                       16,499,000      15,390,000      14,644,000    17,126,000

Income (loss) from operations            59,000        (274,000)       (245,000)       21,000

Net income (loss)                       117,000        (131,000)       (178,000)      230,000

Basic net income (loss) per share   $      0.02  $        (0.02)  $       (0.03)  $      0.04

Diluted net income (loss) per
share                               $      0.02  $        (0.03)  $       (0.03)  $      0.04


Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year.