Form 10-Q
period 2006-03-26
GRILL CONCEPTS INC
filed 2006-05-08
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2006

OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACTS OF 1934

For the transition period from __________ to __________ .

Commission File No. 0-23226

GRILL CONCEPTS, INC.
(Exact name of registrant as specified in its charter)
Delaware	13-3319172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049
(Address of principal executive offices) (Zip Code)

(310) 820-5559
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐Accelerated filer ☐Non-accelerated filer ☒
As of May 5, 2006, 5,777,795 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC.

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Condensed Balance Sheets - March 26, 2006
and December 25, 2005	3

Consolidated Condensed Statements of Operations - For the three
months ended March 26, 2006 and March 27, 2005	5

Consolidated Condensed Statements of Cash Flows - For the three
months ended March 26, 2006 and March 27, 2005	6

Notes to Consolidated Condensed Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 6. Exhibits	23

SIGNATURES	24

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

	March 26,	December 25,
	2006	2005
	(unaudited)

Current assets:
Cash and cash equivalents	$2,247,000	$3,161,000
Inventories	703,000	727,000
Receivables, net of reserve ($238,000 in 2006 and 2005)	1,039,000	784,000
Reimbursable costs receivable	1,098,000	912,000
Prepaid expenses & other current assets	621,000	401,000

Total current assets	5,708,000	5,985,000

Furniture, equipment and improvements, net	13,270,000	13,372,000

Goodwill, net	205,000	205,000
Liquor licenses	426,000	426,000
Restricted cash	1,192,000	1,042,000
Deferred tax asset	756,000	577,000
Note receivable	91,000	90,000
Other assets	589,000	276,000

Total assets	$22,237,000	$21,973,000
The accompanying notes are an integral part of these consolidated condensed financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Continued)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

	March 26,	December 25,
	2006	2005
	(unaudited)
Current liabilities:
Accounts payable	$1,361,000	$1,457,000
Accrued expenses	4,018,000	4,533,000
Accrued managed outlet operating expenses	1,098,000	912,000
Current portion of long term debt	44,000	48,000
Current portion notes payable - related parties	316,000	312,000
Total current liabilities	6,837,000	7,262,000

Long-term debt	406,000	206,000
Notes payable - related parties	640,000	671,000
Other long-term liabilities	7,484,000	7,398,000
Total liabilities	15,367,000	15,537,000

Minority interest	1,537,000	1,630,000

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized,
995,935 shares undesignated in 2006 and 2005
Series II, 10% Convertible Preferred Stock, $.001 par
value; 500 shares authorized, 500 shares
issued and outstanding in 2006 and 2005	-	-
Common stock, $.00004 par value; 12,000,000 shares
authorized in 2006 and 2005, 5,770,195 issued
and outstanding in 2006 and 5,728,495 issued and outstanding in 2005	-	-

Additional paid-in capital	13,731,000	13,686,000

Accumulated deficit	(8,398,000)	(8,880,000)
Total stockholders’ equity	5,333,000	4,806,000

Total liabilities, minority interest and stockholders’ equity	$22,337,000	$21,973,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
	Three Months Ended
	March 26,	March 27,
	2006	2005

Revenues:
Sales	$15,062,000	$13,387,000
Cost reimbursements	3,818,000	3,469,000
Management and license fees	420,000	356,000
Total revenues	19,300,000	17,212,000

Operating expenses:
Cost of sales	4,174,000	3,738,000
Restaurant operating expenses	8,940,000	7,701,000
Reimbursed costs	3,818,000	3,469,000
General and administrative	1,241,000	1,046,000
Depreciation and amortization	531,000	461,000
Pre-opening costs	-	91,000
Total operating expenses	18,704,000	16,506,000

Income from operations	596,000	706,000
Interest expense, net	(21,000)	(37,000)
Income before provision for income taxes
and minority interest	575,000	669,000

Provision for income taxes	(68,000)	(78,000)
Minority interest in net (profit) loss of subsidiaries	(25,000)	91,000
Net income	482,000	682,000

Preferred dividends accrued	(13,000)	(13,000)

Net income applicable to common stock	$469,000	$669,000

Net income per share applicable to common stock:
Basic net income	$0.08	$0.12
Diluted net income	$0.08	$0.11

Weighted average shares outstanding:
Basic	5,752,766	5,650,146
Diluted	6,242,486	6,092,223

The accompanying notes are an integral part of these consolidated condensed financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2006	2005
Cash flows from operating activities:
Net income	$482,000	$682,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	531,000	461,000
Amortized deferred rent and lease incentives	(187,000)	(169,000)
Stock based compensation expense	38,000	-
Deferred income taxes	(179,000)	-
Provision for doubtful accounts	-	19,000
Minority interest in profit (loss) of subsidiaries	25,000	(91,000)
Changes in operating assets and liabilities:
Inventories	24,000	(7,000)
Receivables	(255,000)	(117,000)
Reimbursable costs receivable	(186,000)	(65,000)
Prepaid expenses and other current assets	53,000	79,000
Tenant improvement allowances	-	1,560,000
Other assets	-	2,000
Accounts payable	(96,000)	(667,000)
Accrued expenses	(546,000)	69,000
Accrued managed outlet operating expenses	186,000	65,000
Net cash provided by (used in) operating activities	(110,000)	1,821,000

Cash flows from investing activities:
Purchase of furniture, equipment and improvements	(424,000)	(1,457,000)
Restricted cash	(150,000)	(160,000)
Purchase of liquor license	-	(17,000)
Net cash used in investing activities	(574,000)	(1,634,000)

Cash flows from financing activities:
Capital contributions from minority interests in LLCs	-	145,000
Debt issuance costs	(318,000)	-
Proceeds from line of credit	210,000	-
Proceeds from exercise of stock options and warrants	7,000	-
Payments on notes payable - related parties	(27,000)	(34,000)
Payments on long-term debt	(14,000)	(66,000)
Return of capital and profits to minority shareholder	(88,000)	-
Net cash provided by (used in) financing activities	(230,000)	45,000

Net increase (decrease) in cash and cash equivalents	(914,000)	232,000
Cash and cash equivalents, beginning of period	3,161,000	1,407,000
Cash and cash equivalents, end of period	$2,247,000	$1,639,000

Supplemental cash flow information:
Cash paid during the period for:
Interest	$39,000	$27,000
Income taxes	$286,000	$-

The accompanying notes are an integral part of these consolidated condensed financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.	INTERIM FINANCIAL PRESENTATION

The interim consolidated financial statements are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 25, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's Form 10-K for the year ended December 25, 2005. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2006.

2.	STOCK-BASED COMPENSATION

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, consultants and non-employee directors.  To date, we have granted both qualified and non-qualified stock options under these plans.  Stock options are granted at the market price on the date of grant, generally vest at 20% per year, and generally expire ten years from the date of grant.  We issue new shares of common stock upon exercise of stock options.

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation was recognized for expense related to the options vesting in the first quarter of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, non-employee directors and consultants.  The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years.  Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

 As a result of adopting SFAS 123R, the impact to the Consolidated Statement of Operations for the quarter ended March 26, 2006 on income before income taxes and net income was $38,000 and $34,000, respectively, and $0.006 and $0.006 on basic and diluted earnings per share, respectively.

The pro forma table below reflects net income and basic and diluted net income per share for the first quarter of fiscal 2005, had we applied the fair value recognition provisions of SFAS 123:

March 27, 2005

Net income, as reported	$682,000
Deduct: stock compensation expense under fair value method, net of taxes	(40,000)
Net income, pro forma	$642,000
Net income per share, as reported:
Basic	$0.12
Diluted	$0.11
Net income per share, pro forma:
Basic	$0.11
Diluted	$0.10

Pro forma disclosure for the quarter ended March 26, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

 There were no options granted in the first quarter of either 2006 or 2005. For all of 2005 and 2006 we have utilized the Black-Scholes option pricing model for estimating our stock-based compensation cost.

The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future.

        Stock option activity during the quarter ended March 26, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	713,275	$2.89
Granted	-
Exercised	4,000	1.66
Cancelled	5,300	2.495
Outstanding at March 26, 2006	703,975	2.90	5.6	$440,821
Vested and expected to vest at March 26, 2006	656,121	2.63	7.7	$502,188
Exercisable at March 26, 2006	436,575	2.85	4.4	$288,732

 The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 26, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 26, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the quarter ended March 26, 2006 was zero.  As of March 26, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was approximately $0.4 million, which is expected to be recognized over a weighted average period of approximately 3 years.  As of March 26, 2006 there were 53,000 shares of common stock available for issuance pursuant to future stock option grants.

          Additional information regarding options outstanding as of March 26, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at March 26, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at March 26, 2006	Weighted- Average Exercise Price

$ 1.25	1,750	4.2	$1.25	1,750	$1.25
$ 1.55	44,800	4.5	$1.55	44,800	$1.55
$ 1.65	92,800	5.2	$1.65	62,200	$1.65
$ 1.70	35,150	7.2	$1.70	13,100	$1.70
$ 2.19	52,650	5.4	$2.19	39,600	$2.19
$ 2.23	50,000	8.3	$2.23	10,000	$2.23
$ 2.46	12,000	2.2	$2.46	12,000	$2.46
$ 2.75	5,000	0.1	$2.75	5,000	$2.75
$ 2.86	69,450	6.4	$2.86	34,250	$2.86
$ 3.14 - $3.45	168,500	5.1	$3.22	123,500	$3.18
$4.00 to $4.68	147,250	6.7	$4.19	65,750	$4.17
$5.36 to $14.00	17,625	1.0	$6.40	17,625	$6.40

3.	RESTRICTED CASH

In January 2006 a $1,010,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our worker’s compensation insurance policy. Other restricted cash consisted of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker’s compensation claims.

At December 25, 2005 restricted cash consisted of a $860,000 certificate of deposit serving as collateral for our Stand By Letter of Credit, $72,000 held in escrow for the Daily Grill at Continental Park and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker’s compensation claims.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Most lease agreements contain one or more of the following; tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when the Company enters the space and begins to make improvements in preparation for intended use. Tenant improvement allowances are also recognized on a straight- line basis over the lease term.

Prepaid expenses and other current assets at March 26, 2006 and December 25, 2005 were comprised of:

	2006	2005

Tenant improvement allowances receivable	$273,000	$-
Prepaid expenses, other	348,000	401,000
Total prepaid assets and other current assets	$621,000	$401,000

5.	LONG-TERM DEBT

In March 2006 we signed a new financing agreement with Diamond Creek Investment Partners, LLC, at which time the previous line was terminated. The Credit Agreement provides for a revolving term loan (the “Loan”) to the Company of the lesser of (1) $8.0 million, or (2) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in minimum monthly advances of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of LIBOR based loans, equivalent to either (1) prime rate, but not less than 7%, plus an applicable margin, or (2) the London Interbank Offered Rate, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The current interest rate is equal to 10.7% and will be adjusted quarterly commencing in the fourth quarter of 2006.

The Credit Agreement provides that the Company will pay all expenses incurred in connection with the Loan, including expenses incurred by the Lender. By separate agreement, the Company agreed to pay certain fees associated with the Loan, including a loan initiation fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly and a loan servicing fee of $3,000 per month.  In March 2006, we borrowed $210,000 under the line of credit to pay costs associated with obtaining the financing.

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

The Company’s obligations under the Credit Agreement are secured by a first lien on all of the Company’s assets, including all of the capital stock and other equity interests held by the Company in its subsidiaries, subject to existing liens on such assets. The Loan requires the Company to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. The Company must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the Credit Agreement, (b) the failure to perform and not timely remedy certain covenants, (c) certain cross defaults or cross accelerations, (d) the occurrence of bankruptcy or insolvency events, (e) the failure to make certain payments, or the occurrence of certain events, relating to retirement plans, (f) certain adverse judgments against the Company or any of its subsidiaries, (g) certain changes in ownership of the Company’s stock or the board of directors, or (h) the occurrence of, and failure to remedy, a Material Adverse Effect (as defined in the Credit Agreement). Upon the occurrence of an event of default, the Lender may terminate the loan commitment and declare the Loan due and payable in full.

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $930,132 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group (“MAG”) by the Company’s subsidiary Chicago - The Grill on the Alley LLC (“Chicago Grill LLC)”, and guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

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

Other Long-Term Liabilities at March 26, 2006 and December 25, 2005 were comprised of:

	2006	2005

Tenant Improvement Allowances	$5,283,000	$5,140,000
Deferred Rent	2,201,000	2,258,000
Total Other Long-Term Liabilities	$7,484,000	$7,398,000

7.	RECENTLY ISSUSED ACCOUNTING REQUIREMENTS

In November 2005, the FASB issued Staff Position ("FSP") FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payments Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In October 2005, the FASB posted FASB Staff Position (FSP) 13-1, which requires that rental costs incurred during and after a construction period for the right to control the use of a leased asset during and after construction of a lessee asset to be recognized as rental expense. The provisions of FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company’s existing accounting policy for rental costs incurred during and after the construction period conforms to FSP 13-1. The adoption of FSP 13-1 did not have a material impact on the Company’s consolidated financial statements.

.
8.	DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company’s San Jose Grill, Chicago - Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

The Universal CityWalk Daily Grill is owned by a partnership (“the CityWalk Partnership”) for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investments (“Return of Member Capital”).

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 26, 2006, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 26, 2006, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at March 26, 2006:

	San Jose		Chicago Grill On The Alley			The Grill On Hollywood LLC
	Members	Company	Members		Company	Members		Company
Distributions of profit and note repayments during the quarter ended March 26, 2006:	$89,000	$88,000	$42,000	(a)	-	-		-
Unreturned Initial Capital Contributions at March 26, 2006:	-	-	$874,000		-	$1,200,000		$250,000
Preferred Return rate:	10%	10%	8%			12%		12%
Accrued but unpaid Preferred Returns at March 26, 2006:	-	-	-			(b	)	(b	)

	South Bay Daily Grill (Continental Park LLC)			Universal Citywalk Daily Grill		Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members	Company		Members	Company	Members	Company (d)
Distributions of profit during the quarter ended March 26, 2006:	-	-		-	-	-	-
Unreturned Initial and Additional Capital Contributions at March 26, 2006:	$1,100,000	$450,000		$1,396,106	$296,106	$1,375,000	$275,000
Preferred Return rate:	10%	10	%(c)	-	-	9%	9%
Accrued but unpaid Preferred Returns at March 26, 2006:	(b)	(b)		(b)	-	$102,103	$25,029

(a)	Distribution of capital and note repayments as of March 26, 2006 includes $30,000 of capital and note repayments and $12,000 of interest and preferred return.
(b)
Due to the under performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $815,000 and the Company would have an accrued preferred return of $170,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $377,000 and the Company would have an accrued preferred return of $145,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $569,000.

(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

9.	PER SHARE DATA

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the quarters ended March 26, 2006 and March 27, 2005 follow:

	2006		2005
	Earnings	Shares	Earnings	Shares

Net income	$482,000		$682,000
Less: preferred stock dividend	(13,000)		(13,000)
Earnings available for common stockholders	469,000	5,752,776	669,000	5,650,146
Dilutive securities:
Stock options	-	90,161	-	85,875
Warrants	-	399,559	-	231,202
Convertible Stock		-		125,000
Dilutive earnings available to common stockholders	$469,000	6,242,486	$669,000	6,092,223

For the three months ended March 26, 2006, 315,375 options, 26,562 warrants and 500 shares of convertible preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive. For the three months ended March 27, 2005, 338,875 options, 235,703 warrants and 500 shares of convertible preferred stock were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

10.	LITIGATION CONTINGENCIES

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court of appealed cases of the same nature. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006.  The plaintiff and those similarly situated (Servers) complain that the company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service.  The complaint has labeled this act as "Tip-pooling."  The company has not yet been served with this complaint. There is a hearing scheduled in June to determine where the case will be heard within the court system.

11.	Subsequent Events

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. See Note 5 for complete discussion of the credit agreement.

On April 4, 2006 the Company signed a management agreement for a hotel-based Daily Grill to open at the Westin Memphis Beale Street in Memphis, Tennessee. The restaurant owner will pay all construction and pre-opening costs. The Company will receive a management fee with an annual guaranteed minimum fee. The restaurant is scheduled to open in the spring of 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company's actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company's Annual Report on Form 10-K for the year ended December 25, 2005.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s consolidated statements of operations expressed as a percentage of total operating revenues, except where otherwise noted. We typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

	Three Months Ended
	March 26,	March 27,
	2006	2005
	%	%
Revenues:
Company restaurant sales	78.0	77.8
Reimbursed managed outlet operating expenses	19.8	20.1
Management and license fees	2.2	2.1
Total revenues	100.0	100.0

Cost of sales	21.6	21.7
Restaurant operating expenses	46.3	44.8
Reimbursed managed outlet operating expenses	19.8	20.1
General and administrative expense	6.4	6.1
Depreciation and amortization	2.8	2.7
Pre-opening costs	-	0.5
Total operating expenses	96.9	95.9

Operating income	3.1	4.1
Interest expense, net	(0.1)	(0.2)
Income before taxes and minority interest	3.0	3.9
Provision for income taxes	(0.4)	(0.5)
Minority interest	(0.1)	0.5
Net income	2.5	3.9

The following table sets forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

	First Quarter Openings		Total open at End of Quarter
	FY 2006	FY 2005	FY 2006	FY 2005
Daily Grill Restaurants:
Company owned	-	1	12	12
Managed and/or licensed	-	-	8	8
Grill on the Alley restaurants:
Company owned	-	-	4	4
Other restaurants
Managed and/or licensed	-	-	-	-
Total	-	1	24	24

	Three Months Ended
	March 26, 2006	March 27, 2005

Weighted average weekly sales per company owned restaurant:
Daily Grill	$65,795	$61,850
Grill on the Alley	92,255	81,714

Change in comparable restaurants (1)
Daily Grill	3.9%	(1.0)%
Grill on the Alley	12.9%	6.0%

Total sales:
Daily Grill	$10,264,000	$9,138,000
Grill on the Alley	4,798,000	4,249,000
Total consolidated sales	$15,062,000	$13,387,000

(1)	When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	2006	2005
Sales
Managed Daily Grills	$5,299,000	$4,601,000
Licensed Daily Grills	1,697,000	1,809,000
	$6,996,000	$6,410,000

Management and license fees	$420,000	$356,000
Percent of gross sales	6.0%	5.6%

Material Changes in Results of Operations for the Three Months Ended March 26, 2006 as Compared to the Three Months Ended March 27, 2005

Revenues. Total revenues for the 2006 quarter increased 12.1% to $19.3 million from $17.2 million in the 2005 period. Sales revenues increased 12.5% to $15.1 million in 2006 from $13.4 million in 2005. Management and license fee revenues increased 18.0% to $420,000 in 2006 from $356,000 in 2005.

Sales for Daily Grill restaurants increased by 12.3% from $9.1 million in the 2005 quarter to $10.3 million in the 2006 period. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily attributable to the Santa Monica Daily Grill ($0.7 million) which opened in March 2005 and Downtown Daily Grill ($0.9 million) which opened in May 2005 and an increase in same store sales of 3.9% ($0.3 million) for restaurants open for 12 months in both years, partially off-set by the closure of the La Cienega Daily Grill ($0.7 million) in July 2005. Weighted average weekly sales at the Daily Grill restaurants increased 6.4% from $61,850 in 2005 to $65,795 in 2006 driven by new menu pricing put in place in November 2005, higher average checks at new restaurants and increased guest counts.

Sales for Grill restaurants increased by 12.9% from $4.2 million in the 2005 quarter to $4.8 million in 2006. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was attributable to a 10.5% increase in guest count combined with a small increase in average check. Weighted average weekly sales at the Grill restaurants increased 12.9% from $81,714 in 2005 to $92,255 in 2006.

Management and license fee revenues during the 2006 quarter were attributable to (1) hotel restaurant management services which accounted for $369,000 of management fees and (2) licensing fees from the LAX Daily Grill, and Skokie, Illinois Daily Grill which totaled $51,000. The increase in management fees during 2006 was attributable to sales increases of 11% to 36% at the Houston Daly Grill, San Francisco Daily Grill, Long Beach Daily Grill and Burbank Daily Grill.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursable costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 13.3% to $18.7 million in the 2006 quarter (representing 96.9% of revenues) from $16.5 million in 2005 (representing 95.9% of revenues).

Cost of Sales. While sales revenues increased by 12.5% ($1.7 million) in the 2006 quarter as compared to 2005, cost of sales increased by 11.7% ($0.4 million) and decreased as a percentage of sales from 27.9% in 2005 to 27.7% in 2006. The decrease in cost of sales was attributable to improved purchasing and menu modifications.

Restaurant Operating Expenses. Restaurant operating expenses increased 16.1% to $8.9 million in the 2006 quarter from $7.7 million in 2005. As a percentage of sales, restaurant operating expenses represented 59.4% in 2006 compared to 57.5% in 2005. The dollar increase in restaurant operating expenses was primarily attributable to the opening of Santa Monica ($352,000) and Downtown ($524,000), increased payroll and related benefits ($469,000), variable expenses ($204,000) and occupancy costs ($78,000) at comparable restaurants partially offset by the closure of La Cienega ($489,000). The increase in operating expenses as a percentage of revenues resulted from a 1.4% increase in payroll and related benefits along with a 0.7% increase in variable costs as a percentage of revenues.

Reimbursed Costs. Reimbursed costs increased 10.1% from $3.5 million in 2005 to $3.8 million in 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the increased restaurant operating expenses ($275,000) and cost of sales ($92,000).

General and Administrative. General and administrative expenses increased 18.6% to $1.2 million in the 2006 quarter compared to $1.0 million in 2005. General and administrative expenses represented 6.4% of revenues in 2006 as compared to 6.1% of revenues in 2005. The increase in general and administrative expense was attributable to payroll and related benefits ($71,000), one-time system implementation fees ($72,000), stock option compensation expense ($38,000) and travel ($22,000).

Depreciation and Amortization. Depreciation and amortization expense increased 15.2% for the 2006 quarter representing 2.8% of revenues in 2006 and 2.7% of revenues in 2005 primarily due to the addition of the Santa Monica and Downtown Daily Grills.

Pre-opening Costs. Pre-opening costs totaled $91,000 in the 2005 period with nothing in 2006. These pre-opening costs were attributable to the opening in January 2005 of the Santa Monica Daily Grill.

Interest Expense. Interest expense, net, totaled $21,000 during the 2006 quarter as compared to $37,000 in 2005. The decrease in interest expense was primarily attributable to reduction in the MAG loan due to repayment and increased interest income.

Provision for income taxes. The 2006 provision for income taxes is comprised of amounts for federal and state taxes reduced by the income tax benefit resulting from the recognition of deferred tax asset that is considered more likely than not to be realized of $0.2 million. The provision for income taxes differs from the amount of income tax expense that would result from applying the domestic federal statutory tax rates to pretax income primarily due to the change in the deferred income tax valuation allowance, minority interests’ share of net loss of subsidiaries and the impact of state income taxes.

Minority Interest. We reported a minority interest in the profit of our majority owned subsidiaries of $25,000 during the 2006 quarter as compared to a net loss of $91,000 during the 2005 quarter. The change in minority interest in loss was primarily attributable to improved operations at the San Jose Grill, the Downtown Daily Grill and CityWalk Daily Grill and having fully utilized our allocation of minority interest for the Hollywood Grill.

Net Income. We reported net income of $482,000 in the 2006 quarter as compared to a net income of $682,000 for 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At March 26, 2006 the Company had negative working capital of $1.1 million and a cash balance of $2.2 million compared to negative working capital of $1.3 million and a cash balance of $3.2 at December 25, 2005.

The increase in our cash position reflects the following cash flows:

	2006	2005
Net cash provided by (used in) operating activities	$(110,000)	$1,821,000
Net cash used in investing activities	(574,000)	(1,634,000)
Net cash provided by (used in) financing activities	(230,000)	45,000
Net increase (decrease) in cash and cash equivalents	$(914,000)	$232,000

Included in cash flows from operating activities were tenant improvement allowances of $1.6 million in 2005.

The positive change in working capital position was principally attributable a reduction of accrued expenses and an increase in receivables.

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

Financing Facilities. At March 26, 2006, the Company had $210,000 owing under our new line of credit (see note 5), $136,000 owing under equipment leasing financing transactions, a loan from a member of Chicago - The Grill on the Alley, LLC of $0.8 million, loans from stockholders-officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million.

Operating Leases and Contractual Obligations. At March 26, 2006, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $30.1 million over the life of those leases, with minimum annual rental payments of $3.6 million in 2006, $7.3 million between 2007 and 2008, $6.1 million between 2009 and 2010, and $13.1 million thereafter. There were no material changes in our obligations under operating leases or other contracts during the quarter ended March 26, 2006 as compared to those described in the Company’s Form 10-K for the year ended December 25, 2005.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 25, 2005. There were no material developments with respect to those agreements and arrangements during the quarter ended March 26, 2006.

Detailed information regarding the initial capital contributions to the LLCs and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K for the year ended December 25, 2005. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the quarter ended March 26, 2006, (2) the unreturned balance of the capital contributions of the Members and/or the Company at March 26, 2006, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at March 26, 2006:

	San Jose		Chicago Grill On The Alley			The Grill On Hollywood LLC
	Members	Company	Members		Company	Members	Company
Distributions of profit and note repayments during the quarter ended March 26, 2006:	$89,000	$88,000	$42,000	(a)	-	-	-
Unreturned Initial Capital Contributions at March 26, 2006:	-	-	$874,000		-	$1,200,000	$250,000
Preferred Return rate:	10%	10%	8%			12%	12%
Accrued but unpaid Preferred Returns at March 26, 2006:	-	-	-			(b)	(b)

	South Bay Daily Grill (Continental Park LLC)			Universal Citywalk Daily Grill		Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members	Company		Members	Company	Members	Company (d)
Distributions of profit during the quarter ended March 26, 2006:	-	-		-	-	-	-
Unreturned Initial and Additional Capital Contributions at March 26, 2006:	$1,100,000	$450,000		$1,396,106	$296,106	$1,375,000	$275,000
Preferred Return rate:	10%	10	%(c)	-	-	9%	9%
Accrued but unpaid Preferred Returns at March 26, 2006	(b)	(b)		(b)	-	$102,103	$25,029

a)	Distribution of capital and note repayments as of March 26, 2006 includes $30,000 of capital and note repayments and $12,000 of interest and preferred return.
b)
Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $815,000 and the Company would have an accrued preferred return of $170,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $377,000 and the Company would have a preferred return of $145,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $569,000.

(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. A description of the Company’s critical accounting policies is set forth in the Company’s Form 10-K for the year ended December 25, 2005.

With the adoption for stock-based compensation in accordance with the provisions of SFAS 123R at the beginning of fiscal 2006, we added a new critical accounting policy to the previous disclosure included in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005,

Stock-Based Compensation.  We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions. These assumptions include estimating the estimated volatility of the Company's common stock price over the vesting term and the number options that will ultimately not complete their vesting requirements ("forfeitures"). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the consolidated statements of operations. See Note 2 of the Notes to the Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

There have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form  10-K for the fiscal year ended December 25, 2005.

Certain Factors Affecting Future Operating Results

In addition to the opening of new restaurants during 2006 and the various factors described in the Company's Annual Report on Form 10-K for the year ended December 25, 2005, the following developments may impact future operating results and financial condition.

On April 4, 2006 the Company signed a management agreement for a hotel-based Daily Grill to open at the Westin Memphis Beale Street in Memphis, Tennessee. The restaurant owner will pay all construction and pre-opening costs. The Company will receive a management fee with an annual guaranteed minimum fee. The restaurant is scheduled to open in the spring of 2007.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. There were $210,000 borrowings outstanding under the Credit Line Facility at March 26, 2006. Borrowings under the Credit Facility bear interest at the LIBOR rate plus a margin ranging from 5.5% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

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

GRILL CONCEPTS, INC.

Dated: May 8, 2006	By:	/s/ Robert Spivak
Robert Spivak
President and Chief Executive Officer

By:	/s/ Philip Gay
Philip Gay
Principal Accounting Officer