Form 10-Q
period 2006-06-25
GRILL CONCEPTS INC
filed 2006-08-09
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2006

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

_______________________________________________________________
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of August 3, 2006, 6,388,212 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

INDEX

Page Number
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
June 25, 2006 (unaudited) and December 25, 2005	3

Condensed Consolidated Statements of Operations -
For the three months and six months ended June
25, 2006 and June 26, 2005 (unaudited)	5

Condensed Consolidated Statements of Cash Flows -
For the six months ended June 25, 2006 and
June 26, 2005 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Evaluation of Disclosure Controls and Procedures	34

PART II - OTHER INFORMATION

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 6. Exhibits	36

SIGNATURES	37

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands, except share data)

	June 25, 2006	December 25, 2005
	(Unaudited)
Current assets:
Cash	$2,648	$3,161
Inventories	744	727
Receivables, net of reserve ($278 in
2006 and $238 in 2005)	1,026	784
Note receivable - current portion	12	11
Reimbursable costs receivable	725	912
Prepaid expenses and other current assets	865	401

Total current assets	6,020	5,996

Furniture, equipment, and improvements, net	14,599	13,372

Restricted cash	1,192	1,042
Note receivable	65	79
Liquor licenses	394	426
Deferred tax asset	2,763	577
Other assets	599	276
Goodwill, net	205	205

Total assets	$25,837	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
(in thousands, except share data)
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY

	June 25, 2006	December 25, 2005
Current liabilities:	(unaudited)
Accounts payable	$2,531	$1,457
Accrued expenses	4,172	4,533
Accrued managed outlet operating expenses	725	912
Current portion of liability for debt extinguishment	50	-
Current portion of long-term debt	40	48
Current portion notes payable - related parties	155	312
Total current liabilities	7,673	7,262

Long-term debt	1,417	206
Notes payable - related parties	-	671
Liability for debt extinguishment	100	-
Other long-term liabilities	8,039	7,398
Total liabilities	17,229	15,537

Minority interest	1,516	1,630

Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized,
995,935 shares undesignated in 2006 and 2005	-	-
Series II, 10% Convertible Preferred Stock, $.001 par
value; 500 shares, authorized, 500 shares
issued and outstanding in 2006 and 2005	-	-
Common stock, $.00004 par value; 12,000,000 shares
authorized in 2006 and 2005, 6,159,384 shares
issued and outstanding in 2006, 5,728,495 shares
issued and outstanding in 2005	-	-
Additional paid-in capital	13,980	13,686
Accumulated deficit	(6,888)	(8,880)
Total stockholders' equity	7,092	4,806
Total liabilities, minority interest and
stockholders' equity	$25,837	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenues:
Sales	$14,512	$13,417	$29,574	$26,804
Cost reimbursements	3,796	3,120	7,614	6,589
Management and license fees	418	369	838	725
Total revenues	18,726	16,906	38,026	34,118

Operating expenses:
Cost of sales	4,104	3,814	8,278	7,552
Restaurant operating	8,639	8,047	17,579	15,748
Reimbursed costs	3,796	3,120	7,614	6,589
General and administrative	1,621	1,224	2,862	2,270
Depreciation and amortization	530	482	1,061	943
Pre-opening costs	124	153	124	244
Total operating expenses	18,814	16,840	37,518	33,346

Income (loss) from operations	(88)	66	508	772

Interest expense, net	(86)	(43)	(107)	(80)
Debt extinguishment costs	(279)	-	(279)	-

Income (loss) before provision for
income taxes and minority interest	(453)	23	122	692

Benefit (provision) for income taxes	2,043	(131)	1,975	(209)
Minority interest in net (profit)
loss of subsidiaries	(80)	233	(105)	324

Net income	1,510	125	1,992	807
Preferred dividends accrued	(12)	(12)	(25)	(25)

Net income applicable to
common stock	$1,498	$113	$1,967	$782

Net income per share applicable
to common stock:
Basic net income	$0.26	$0.02	$0.34	$0.14

Diluted net income	$0.23	$0.02	$0.31	$0.13

Weighted average shares outstanding:
Basic	5,837,306	5,652,230	5,795,036	5,651,188
Diluted	6,456,751	6,064,781	6,415,287	6,018,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended
	June 25, 2006	June 26, 2005
Cash flows from operating activities:
Net income	$1,992	$807
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,061	943
Amortized deferred rent and lease incentives	(318)	(329)
Amortization of debt issuance costs	35	-
Deferred tax asset	(2,186)	-
Stock based compensation	108	-
Provision for doubtful accounts	40	39
Loss on debt extinguishment	219	-
Gain on sale of assets	(19)	-
Minority interest in net profit (loss) of subsidiaries	105	(324)
Changes in operating assets and liabilities:
Inventories	(17)	(55)
Receivables	(282)	(63)
Prepaid expenses and other current assets	(158)	(75)
Tenant improvement allowances	653	1,772
Other assets	51	(4)
Accounts payable	1,074	(329)
Accrued expenses	(423)	419
Net cash provided by operating activities	1,935	2,801

Cash flows from investing activities:
Proceeds from sale of liquor license	55	-
Collections on note receivable	15	15
Restricted cash	(150)	(160)
Purchase of liquor license	-	(61)
Purchase of furniture, equipment and improvements	(2,283)	(3,248)
Net cash used in investing activities	(2,363)	(3,454)

Cash flows from financing activities:
Capital contributions from minority interests in LLCs	25	976
Debt issuance costs	(413)	-
Return of capital and profits to minority shareholder	(184)	(143)
Proceeds from line of credit and equipment financing	1,233	118
Proceeds from exercise of stock options and warrants	186	24
Payments on notes payable - to member of Chicago Grill	(902)	(68)
Payments on long-term debt	(30)	(124)
Net cash provided by financing activities	(85)	783
Net increase (decrease) in cash	(513)	130
Cash, beginning of period	3,161	1,407
Cash, end of period	$2,648	$1,537

Supplemental cash flow information:
Cash paid during the period for:
Interest	$113	$81
Income taxes	709	129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  INTERIM FINANCIAL PRESENTATION

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”) are prepared pursuant to the requirements for reporting on Form 10-Q. These financial statements have not been audited by our independent registered public accounting firm. The December 25, 2005 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 25, 2005. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 31, 2006.

Certain reclassifications have been made to the prior period financials to make them comparable.

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

In March 2006, the Company’s board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. At June 25, 2006, there were 346,250 shares available for grant under the 2006 Plan and an additional 35,825 shares available for grant under predecessor plans.

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in the first six months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, non-employee directors and consultants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Statement of Operations for the six months ended June 25, 2006 on income before income taxes and net income was $108,000 and $91,000, respectively, and $0.02 and $0.01 on basic and diluted earnings per share, respectively.

The pro forma table below reflects net income and basic and diluted net income per share for the three and six month periods ended June 26, 2005, had we applied the fair value recognition provisions of SFAS 123:

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 26, 2005	June 26,2005

Net income, as reported	$125	$807
Deduct: stock compensation expense under fair value method, net of taxes	(36)	(76)
Net income, pro forma	$89	$731
Net income per share, as reported:
Basic	$0.02	$0.14
Diluted	$0.02	$0.13
Net income per share, pro forma:
Basic	$0.01	$0.12
Diluted	$0.01	$0.12

Pro forma disclosure for the three and six months ended June 25, 2006 is not presented because the amounts are recognized in the consolidated financial statements.

There were 153,750 options granted in the second quarter of 2006 and none granted in the second quarter of 2005. There were no options granted in the first quarter of either 2006 or 2005. For all of 2005 and 2006 we have utilized the Black-Scholes option pricing model for estimating our stock-based compensation cost. The weighted average fair value cost for options granted in 2006 was $1.83 per share.

The Company has adopted the simplified method for determining the expected term of the options. For fiscal 2006, expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. The Company has not paid dividends in the past and does not currently plan to pay any dividends in the near future.

Stock option activity during the six months ended June 25, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 25, 2005	713,275	$2.89
Granted	153,750	3.17
Exercised	(17,400)	2.06
Cancelled	(6,700)	2.549
Outstanding at June 25, 2006	842,925	2.96	6.1	$386,906
Vested and expected to vest at June 25, 2006	769,277	2.71	6.2	$458,586
Exercisable at June 25, 2006	480,645	2.83	4.4	$284,291

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 25, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 25, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 25, 2006 was $16,110. As of June 25, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $543,619, which is expected to be recognized over a weighted average period of approximately 3 years. As of June 25, 2006 there were 382,075 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of June 25, 2006 is as follows:

	Options Outstanding .			Options Exercisable
Range of Exercise Price	Number Outstanding at June 25, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at June 25, 2006	Weighted- Average Exercise Price

$ 1.25	1,750	4.0	$1.25	1,750	$1.25
$ 1.55	41,000	4.2	$1.55	41,000	$1.55
$ 1.65	91,500	5.0	$1.65	74,600	$1.65
$ 1.70	34,750	6.9	$1.70	20,050	$1.70
$ 2.19	49,050	5.2	$2.19	38,520	$2.19
$ 2.23	50,000	8.1	$2.23	10,000	$2.23
$ 2.46	19,000	1.3	$2.46	19,000	$2.46
$ 2.86	69,250	6.2	$2.86	42,850	$2.86
$ 3.14	25,000	2.8	$3.14	10,000	$3.14
$ 3.16	203,750	6.9	$3.16	121,000	$3.16
$ 3.19	50,000	9.7	$3.19	-	$3.19
$ 3.30	18,500	0.0	$3.30	18,500	$3.30
$ 3.45	25,000	9.4	$3.45	-	$3.45
$ 4.00 to $ 4.68	146,750	6.5	$4.20	65,750	$4.17
$ 5.36 to $14.00	17,625	0.7	$6.40	17,625	$6.40

3.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

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

Prepaid expenses and other current assets at June 25, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005

Lease incentives receivable	$306	$-
Prepaid expenses, other	559	401
Total prepaid expenses and other current assets	$865	$401

4.  RESTRICTED CASH

In January 2006 a $1,010,000 certificate of deposit was established at Union Bank to act as collateral for the Standby Letter of Credit opened to support our workers compensation insurance policy. Other restricted cash consisted of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers compensation claims.

At December 25, 2005 restricted cash consisted of a $860,000 certificate of deposit serving as collateral for our Stand By Letter of Credit, $72,000 held in escrow for the Daily Grill at Continental Park and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers compensation claims.

5.  INCOME TAXES

During the quarter ended June 25, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of $2.043 million during the quarter ended June 25, 2006 and the Company’s balance sheet reflected a deferred tax asset of $2.763 million at June 25, 2006.

As of June 25, 2005, the amount of the valuation allowance is $1,322,000 , which represents a decrease of $2,026,000 from December 25, 2005, and consists of $722,000 for general business credits and $602,000 for net operating loss carryforwards (“NOLs”). These differences have been allowed for due to the limitations on usage. The NOLs have not been used to reduce current taxable income due to the Company not completing its analysis regarding limitations on usage. The Company intends to complete its analysis as to the portion of NOLs that can be utilized. The Company reviews all of the available evidence, both positive and negative, in evaluating adequacy of the valuation allowance each quarter.

6.  LIABILITY FOR DEBT EXTINGUISHMENT

In March 2006 the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC. As a result of the prepayment MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of June 25, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheet.

The penalty on early extinguishment will be deemed to be a cash distribution of the LLC to MAG if the lease for the restaurant location of the Chicago Grill on the Alley is renewed. After renewal, the Company will receive the next $200,000 of cash distributions from the Chicago Grill on the Alley, LLC, prior to any distributions being made to MAG. The Company will record this cash distribution when received.

7.  LONG-TERM DEBT

In March 2006 we signed a new financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the previous line was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (1) $8.0 million, or (2) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (1) prime rate, but not less than 7%, plus an applicable margin, or (2) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The current interest rate is equal to 10.7% and will be adjusted quarterly commencing in the fourth quarter of 2006.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners, LLC. The borrowed funds were primarily used to retire $930,132 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group (“MAG”) by the Company’s subsidiary Chicago Grill on the Alley, LLC (“Chicago Grill, LLC”), and guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

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

8.  OTHER LONG-TERM LIABILITIES

In connection with certain of the Company's leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, the Company records deferred rent where lease payments are lower than rental expense recognized on a straight-line basis.

Other Long-Term Liabilities at June 25, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005

Lease Incentives	$5,828	$5,140
Deferred Rent	2,211	2,258
Total Other Long-Term Liabilities	$8,039	$7,398

9.  RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation prescribes a  recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting  in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting  principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial  statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has until December 31, 2006 to make its election. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In October 2005, the FASB posted FASB Staff Position (“FSP”) 13-1, which requires that rental costs incurred during and after a construction period for the right to control the use of a leased asset during and after construction of a lessee asset to be recognized as rental expense. The provisions of FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company’s existing accounting policy for rental costs incurred during and after the construction period conforms to FSP 13-1. The adoption of FSP 13-1 did not have a material impact on the Company’s consolidated financial statements.

10.  RELATED PARTY TRANSACTIONS

Terms of the Michigan Avenue Group Obligations Extinguishment

In March 2006 the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC. As a result of the prepayment MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of June 25, 2006 is $150,000, which is included in current and long-term liabilities in the consolidated condensed balance sheet.

The penalty on early extinguishment will be deemed to be a cash distribution of the LLC to MAG if the lease for the restaurant location of the Chicago Grill on the Alley is renewed. After renewal, the Company will receive the next $200,000 of cash distributions from the Chicago Grill on the Alley, LLC, prior to any distributions being made to MAG. The Company will record this cash distribution when received.

Amendment to Starwood Development Agreement

On June 21, 2006, the Company entered into a First Amendment to the Development Agreement (the “First DA Amendment”) with Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). The First DA Amendment amends the Company’s July 27, 2001 Development Agreement with Starwood to (1) eliminate the Company’s obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants under the terms of the Development Agreement and (2) modify the exercise price of warrants issued following the opening of five restaurants under the terms of the Development Agreement.

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares. If the fifth restaurant is opened after April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

The warrants will have an exercise price equal to (1) if the fair market value of the common stock as of the date of issuance of the warrants (the “Threshold Date Value”) is greater than the fair market value of the common stock as of the date of the original Development Agreement (the “Closing Date Value”), the greater of (a) 75% of the Threshold Date Value, or (b) the Closing Date Value, or (2) if the Threshold Date Value of the common stock is less than the Closing Date Value, the Threshold Date Value.

Amendment to Starwood Stockholders’ Agreement

On June 21, 2006, the Company entered into a First Amendment to Stockholders’ Agreement (the “First SA Amendment”) with Starwood. The First SA Amendment amends the July 27, 2001 Stockholders’ Agreement between the Company, Starwood and certain stockholders of the Company to (1) eliminate the Company’s obligation to cause at least two nominees of Starwood to be elected to the Company’s board of directors if ten or more restaurants are operated under the Development Agreement, and (2) modify certain provisions limiting the size of the Company’s board of directors.

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of Company common stock, the Company shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

11.  DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company’s San Jose Grill, Chicago Grill on the Alley, The Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) in which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners (“members”) some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

The Universal CityWalk Daily Grill is owned by a partnership (the “CityWalk Partnership”) for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investment.

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the six months ended June 25, 2006, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 25, 2006, and (3) the accrued but unpaid preferred returns due to the Members and/or the Company at June 25, 2006:

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company
Distributions of profit and note repayments during the quarter ended June 25, 2006:	$184	$184	$972 (a	)	-	-		-
Unreturned Initial Capital Contributions at June 25, 2006:	-	-	-		-	$1,200		$250
Preferred Return rate:	10%	10%	8%		-	12%		12%
Accrued but unpaid Preferred Returns at June 25, 2006:	-	-	-		-	(b	)	(b	)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)
Distributions of profit during the quarter ended June 25, 2006:	-		-		-		-	-	-
Unreturned Initial and Additional Capital Contributions at June 25, 2006:	$1,100		$450		$1,396		$296	$1,400	$313
Preferred Return rate:	10%		10% (c	)	-		-	9%	9%
Accrued but unpaid Preferred Returns at June 25, 2006:	(b	)	(b	)	(b	)	-	$91	$23

(a)
Distribution of capital and note repayments as of June 25, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.

(b)
Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $866,000 and the Company would have an accrued preferred return of $180,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $427,000 and the Company would have an accrued preferred return of $167,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $611,000.

(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

(d)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the Manager of this restaurant

12.  PER SHARE DATA

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the six and three-month periods ended June 25, 2006 and June 26, 2005 follow:

Six months	2006		2005
(in thousands, except share data)	Earnings	Shares	Earnings	Shares
Net income	$1,992		$807
Less: preferred stock dividend	(25)		(25)
Earnings available for common stockholders	1,967	5,795,036	782	5,651,188
Dilutive securities:
Stock options	-	96,264	-	93,196
Warrants	-	398,988	-	274,124
Convertible Preferred Stock	-	125,000	-	-
Dilutive earnings available to common stockholders	$1,967	6,415,287	$782	6,018,508

For the six months ended June 25, 2006, 214,250 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive. For the six months ended June 26, 2005, 303,375 options, 58,620 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

Three months	2006		2005
(in thousands, except share data)	Earnings	Shares	Earnings	Shares
Net income	$1,510		$125
Less: preferred stock dividend	(12)		(12)
Earnings available for common stockholders	1,498	5,837,306	113	5,652,230
Dilutive securities:
Stock options	-	102,133	-	99,561
Warrants	-	392,312	-	312,990
Convertible preferred stock	-	125,000	-	-
Dilutive earnings available to common stockholders	$1,498	6,456,751	$113	6,064,781

For the three months ended June 25, 2006, 195,750 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended June 26, 2005, 303,375 options, 58,620 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

13.  ISSUANCES OF COMMON STOCK

During the six months ended June 25, 2006, the Company issued 413,489 shares of common stock pursuant to the exercise, by 8 holders, of 1,044,336 warrants originally issued in a 2001 private placement. The Company received $150,003 from the exercise of 66,668 warrants at $2.25 per share. The remaining 977,668 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 311,001 warrants at $2.25 per share.

During the six months ended June 25, 2006, the Company issued 52,500 shares of common stock pursuant to the exercise of stock options for aggregate consideration of $35,812.

14.  LITIGATION CONTINGENCIES

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested and were granted a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court of appealed cases of the same nature that is expected to happen in the first half of 2007. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as "Tip-pooling." The Company has filed Demurrers to the first amended complaint and a Motion to Strike All Causes of Action. The next hearing is scheduled for August 25, 2006.

15.  SUBSEQUENT EVENTS

Seattle Management Agreement

On June 27, 2006 the Company signed a management agreement to operate a hotel-based full service Daily Grill restaurant in the Sheraton Hotel in Seattle, Washington. The agreement has an initial term of ten years with two five-year options. The Company may contribute approximately $450,000 of the initial remodel costs if total construction costs exceed $1,500,000. The Company will earn a preferred return of 9% per annum on the contribution in addition to management and incentive fees. The restaurant is scheduled to open in the spring of 2007.

Issuance of Common Stock

Subsequent to June 25, 2006, the Company issued 228,828 shares of common stock pursuant to the exercise, by 9 holders, of 288,998 warrants originally issued in a 2001 private placement. The Company received $462,746 from the exercise of 205,665 warrants at $2.25 per share. The remaining 23,163 shares were issued pursuant to the cashless exercise of warrants at $2.25 per share.

Management Changes

In June 2006, following the Company’s annual stockholders meeting, Robert Spivak retired as the Company’s President and Chief Executive Officer and Philip Gay, the Company’s Chief Financial Officer, assumed the positions of President and Chief Executive Officer. In July 2006, Wayne Lipschitz was appointed as Chief Financial Officer.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company’s actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

Current Year Developments

Restaurant Openings, Leasing and Management. The Company opened no new restaurants during the six months ended June 25, 2006. At June 25, 2006, the Company continued the build-out of a Grill on the Alley restaurant in Dallas, Texas that opened in July 2006.

In April 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Westin Memphis Beale Street in Memphis, Tennessee. The restaurant owner will pay all construction and pre-opening costs. The Company will receive a management fee with an annual guaranteed minimum fee. The restaurant is scheduled to open in the spring of 2007.

In June 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by the Company if the total construction costs exceed $1,500,000 which contribution will be entitled to a 9% preferred return to the Company. The Company will receive management and incentive fees. The restaurant is scheduled to open in the spring of 2007.

Credit Facilities. During the six months ended June 25, 2006, the Company entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time the previous line was terminated. The Credit Agreement provides for a revolving term loan (the “Loan”) to the Company of the lesser of (1) $8.0 million, or (2) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of LIBOR based loans, equivalent to either (1) prime rate, but not less than 7%, plus an applicable margin, or (2) the London Interbank Offered Rate, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The current interest rate is equal to 10.7% and will be adjusted quarterly commencing in the fourth quarter of 2006.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group (“MAG”) by the Company’s subsidiary Chicago The Grill on the Alley, LLC (“Chicago Grill LLC)”, $5,940 of interest and $50,000 for the first annual penalty payment and guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

Management Changes. In June 2006, following the Company’s annual stockholders meeting, Robert Spivak retired as the Company’s President and Chief Executive Officer and Philip Gay, the Company’s Chief Financial Officer, assumed the positions of President and Chief Executive Officer. In July 2006, Wayne Lipschitz was appointed as Chief Financial Officer.

Income Taxes. During the quarter ended June 25, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of $2,043,000 during the quarter ended June 25, 2006 and the Company’s balance sheet reflected a deferred tax asset of $2,763,000 at June 25, 2006.

The Company still has a valuation allowance of $1,322,000 consisting of $722,000 for general business credits and $602,000 for net operating losses (“NOLs”). There is still some analysis to be done as to whether the Company can utilize all of the NOLs and the general business credits as both of these have limitations. The Company will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Stock Based Compensation Expense. Effective December 26, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in the first six months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, non-employee directors and consultants. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements as permitted by SFAS 123.

As a result of the adoption of SFAS 123R, during the six months ended June 25, 2006, the Company recorded compensation expense relating to stock option grants of $108,000. The Company recorded no compensation expense during the fiscal 2005 period relating to stock option grants. Had the Company reported stock based compensation expense under SFAS 123R during 2005, the Company’s pro forma compensation expense associated with options grants during the six months ended June 26, 2005 would have been $76,000.

There were no modifications made to outstanding share options prior to the adoption of SFAS 123R. There have been no changes made to the quantity or type of incentive awards granted since the adoption of SFAS 123R. Terms for incentive compensation awards have remained the same in 2006 as they were in 2005.

As of June 25, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $543,619, which is expected to be recognized over a weighted average period of approximately 3 years.

In March 2006, the Company’s board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. There were 153,750 and zero options granted in the first two quarters of 2006 and 2005 respectively. At June 25, 2006, there were 346,250 shares available for grant under the 2006 Plan and an additional 35,825 shares available for grant under predecessor plans.

Issuances of Common Stock. During the six months ended June 25, 2006, the Company issued 413,489 shares of restricted common stock pursuant to the exercise, by 8 holders, of 1,044,336 warrants originally issued in a 2001 private placement. The Company received $150,003 from the exercise of 66,668 warrants at $2.25 per share. The remaining 346,821 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 311,001 warrants at $2.25 per share.

During the six months ended June 25, 2006, the Company issued 52,500 shares of common stock pursuant to the exercise of stock options for aggregate consideration of $35,812.

Subsequent to June 25, 2006, the Company issued 228,828 shares of common stock pursuant to the exercise, by 9 holders, of 288,998 warrants originally issued in a 2001 private placement. The Company received $462,746 from the exercise of 205,665 warrants at $2.25 per share. The remaining 23,163 shares were issued pursuant to the cashless exercise of warrants at $2.25 per share.

Amendment of Starwood Agreements. On June 21, 2006, the Company entered into a First Amendment to the Development Agreement (the “First DA Amendment”) with Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). The First DA Amendment amends the Company’s July 27, 2001 Development Agreement with Starwood to (1) eliminate the Company’s obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants under the terms of the Development and (2) modify the exercise price of warrants issued following the opening of five restaurants under the terms of the Development Agreement.

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares. If the fifth restaurant is opened after April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

The warrants will have an exercise price equal to (1) if the fair market value of the common stock as of the date of issuance of the warrants (the “Threshold Date Value”) is greater than the fair market value of the common stock as of the date of the original Development Agreement (the “Closing Date Value”), the greater of (a) 75% of the Threshold Date Value, or (b) the Closing Date Value, or (2) if the Threshold Date Value of the common stock is less than the Closing Date Value, the Threshold Date Value.

On June 21, 2006, the Company entered into a First Amendment to Stockholders’ Agreement (the “First SA Amendment”) with Starwood. The First SA Amendment amends the July 27, 2001 Stockholders’ Agreement between the Company, Starwood and certain stockholders of the Company to (1) eliminate the Company’s obligation to cause at least two nominees of Starwood to be elected to the Company’s board of directors if ten or more restaurants are operated under the Development Agreement, and (2) modify certain provisions limiting the size of the Company’s board of directors.

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of Company common stock, the Company shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of operations expressed as a percentage of total revenues.

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26,2005	June 25, 2006	June 26, 2005
Revenues:	%	%	%	%
Sales	77.5	79.4	77.8	78.6
Cost reimbursements	20.3	18.5	20.0	19.3
Management and license fees	2.2	2.2	2.2	2.1
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of sales	21.9	22.6	21.8	22.1
Restaurant operating	46.1	47.6	46.3	46.2
Reimbursed costs	20.3	18.5	20.0	19.3
General and administrative	8.7	7.2	7.5	6.7
Depreciation and amortization	2.8	2.9	2.8	2.8
Pre-opening costs	0.7	0.9	0.3	0.7
Total operating expenses	100.5	99.6	98.7	97.7

Income (loss) from operations	(0.5)	0.4	1.3	2.3

Interest expense, net	(0.5)	(0.2)	(0.3)	(0.2)
Extinguishment of debt	(1.5)	-	(0.7)	-

Income (loss) before provision for income
taxes and minority interest	(2.4)	0.2	0.3	2.1

Benefit (provision) for income taxes	10.9	(0.7)	5.2	(0.6)
Minority interest in net (profit) loss of
subsidiaries	(0.4)	1.2	(0.3)	0.9

Net income	8.1	0.7	5.2	2.3

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated financial statements of operations expressed as a percentage of total restaurant sales.

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005
Revenues	%	%	%	%
Sales	100.0	100.0	100.0	100.0
Cost of sales	28.3	28.4	28.0	28.2
Restaurant operating expenses	60.0	60.0	59.5	58.8

The following tables set forth certain unaudited financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

	Second Quarter Openings		Year-to-date Openings		Total open at End of Quarter
	2006	2005	2006	2005	2006	2005

Daily Grill restaurants:
Company owned	-	1	-	2	12	13
Managed and/or licensed	-	-	-	-	8	8
Grill on the Alley restaurants:
Company owned	-	-	-	-	4	4
Total	-	1	-	2	24	25

	Three Months Ended		Six Months Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26,2005
Weighted average weekly sales
per company owned restaurant:
Daily Grill	$59,200	$58,824	$64,964	$61,792
Grill on the Alley	86,697	79,939	89,476	80,826

Change in comparable restaurant sales (1):
Daily Grill	6.8%	(1.5)%	5.3%	(1.3)%
Grill on the Alley	8.5%	13.4%	10.7%	9.5%

Total sales (in thousands):
Daily Grill	$10,004	$9,260	$20,269	$18,398
Grill on the Alley	4,508	4,157	9,305	8,406

Total consolidated sales	$14,512	$13,417	$29,574	$26,804

(1)	When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26,2005
Managed Daily Grills	$5,196	$4,512	$10,497	$9,113
Licensed Daily Grills	1,988	1,961	3,685	3,770
	$7,184	$6,473	$14,182	$12,883

Management and license fees	$418	$369	$838	$725
Percent of gross sales	5.8%	5.7%	5.9%	5.6%

Material Changes in Results of Operations for the Three and Six Months Ended June 25, 2006 as compared to the Three and Six Months Ended June 26, 2005

Revenues. Total revenues increased 10.8% to $18.7 million for the 2006 second quarter from $16.9 million in the 2005 second quarter and increased 11.5% to $38.0 million for the 2006 year-to-date period from $34.1 million for the 2005 year-to-date period. For the quarter, total revenues consisted of sales revenues of $14.5 million, up 8.2% from $13.4 million in the 2005 quarter, management and license fees of $418,000, up 13.3% from $369,000 in the 2005 quarter, and reimbursed managed outlet expenses of $3.8 million, up 21.7% from $3.1 million in the 2005 quarter. For the year-to-date period, total revenues consisted of sales revenues of $29.6 million, up 10.3% from $26.8 million in the 2005 year-to-date period, management and license fees of $838,000, up 15.6% from, $725,000 in the 2005 year-to-date period, and reimbursed managed outlet expenses of $7.6 million, up 15.6% from $6.6 million in the 2005 year-to-date period.

Sales for Daily Grill restaurants increased by 8.0% from $9.3 million in the 2005 quarter to $10.0 million in the 2006 period. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily attributable to a full six months of operations at the Downtown Daily Grill ($0.7 million) and an increase in same store sales of 6.8% ($0.5 million) for restaurants open for the entire 26 weeks in both 2005 and 2006 partially offset by a decrease in sales at the La Cienega Daily Grill ($0.5 million) due to closure of the restaurant in July 2005.

Sales for Daily Grill restaurants increased by 10.2% from $18.4 million for the six months in 2005 to $20.3 million in 2006. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily due to the 2005 opening of the Santa Monica Daily Grill and the Downtown Daily Grill ($2.2 million) combined with improved sales at the comparable restaurants of 5.3% ($0.9 million) partially offset by a decrease at the La Cienega Daily Grill ($1.2 million) due to closure of the restaurant in July 2005. Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants increased 5.1% from $61,792 in 2005 to $64,964 in 2006. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2006 reflected a menu price increase in November of 2005. The increase in same store sales was principally attributable to an increase in check averages partially offset by a decrease in guest counts.

Sales for Grill restaurants increased by 8.4% from $4.2 million in the 2005 quarter to $4.6 million in the 2006 quarter. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was primarily attributable to an increase in guest counts.

Sales for Grill restaurants increased 10.7% from $8.4 million for the six months in 2005 to $9.3 million for the six-months in 2006. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was attributable to improved guest counts. Weighted average weekly sales at the Grill restaurants increased 10.7% from $80,826 in 2005 to $89,476 in 2006.

Management and license fee revenues were attributable to hotel restaurant management services which accounted for $346,000 of management fees during the 2006 quarter as compared to $300,000 during the 2005 quarter and licensing fees of $72,000 during the 2006 quarter compared to $69,000 during the 2005 quarter. The increase in management and license fees during 2006 was attributable to improved sales at almost every restaurant.

For the year-to-date period, management and license fee revenues were attributable to hotel restaurant management services which accounted for $715,000 of management fees during the 2006 period as compared to $605,000 during the 2005 period and licensing fees of $123,000 during the 2006 period as compared to $120,000 during the 2005 period. The increase in management and license fees during 2006 was attributable to improved sales at almost every restaurant.

Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursement from the owner. The increase in revenues attributable to cost reimbursements for both the quarter and year-to-date periods were attributable to increased sales at managed restaurants.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, and pre-opening costs, increased 11.7% to $18.8 million in the 2006 quarter (representing 100.5% of revenues) from $16.8 million in 2005 (representing 99.6% of revenues). For the six months, total operating expenses increased 12.5% to $37.5 million (representing 98.7% of revenues) from $33.3 million in 2005 (representing 97.7% of revenues).

Cost of Sales. While sales revenues increased by 8.2% ($1.1 million) in the 2006 quarter and 10.3% ($2.8 million) for the six months as compared to 2005, total cost of sales increased by 7.6%, or $0.3 million, for the quarter and 9.61% or $0.7 million, for the six months ended June 25, 2006 as compared to the same periods in 2005. The dollar increase in cost of sales is primarily due to the increase in sales. Cost of sales as a percentage of restaurant sales was 28.3% for the quarter and 28.0% for the six months ended June 25, 2006 as compared to 28.4% for the second quarter and 28.2% for the year-to-date period in 2005.

Restaurant operating expenses. Restaurant operating expenses increased by $0.6 million, or 7.6%, for the quarter and $1.8 million, or 11.8%, for the six months as compared to the same periods in 2005. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Downtown Daily Grill ($0.4 million) and payroll and related costs at comparable restaurants ($0.3 million). The dollar increase in operating expenses for the six months was primarily attributable to a full 26 weeks of operations at the Downtown Daily Grill compared to 4 weeks in 2005, a full 26 weeks of operations at the Santa Monica Daily Grill compared to 15 weeks in 2005, and increased wages and related benefits at the comparable restaurants. Restaurant operating expenses, as a percentage of restaurant sales, were flat at 60.0% in the second quarter of 2006 and 2005. For the six months, the percentages were 59.5% in 2006 and 58.8% in 2005.

Reimbursed Costs. Reimbursed costs increased 21.7% from $3.1 million to $3.8 million for the quarter and 15.6% from $6.6 million in to $7.6 million in 2006 for the six months. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to increased cost of goods and variable expenses resulting from a 12.6% increase in sales.

General and Administrative. General and administrative expense increased 32.4% for the current quarter and 26.1% for the six months as compared to the same periods in 2005. As a percentage of revenues, general and administrative expense totaled 8.7% for the quarter and 7.5% for the six months as compared to 7.2% for the current quarter and 6.7% for the six months in 2005. The increase in total general and administrative expense of $0.3 million, or 32.4%, for the 2006 quarter was primarily attributable to increases in travel related to potential site visits and transition of management ($98,000), stock related compensation expenses ($70,000), outside accounting services ($59,000), establishment of the training department ($54,000), non-recurring legal fees ($41,000), as well as, salaries and related benefits ($31,000). The increase in total general and administrative expense of $592,000, or 26.1%, for the 2006 six month period is attributable to travel related to potential site visits and the transition of management ($125,000), salaries and related benefits ($132,000), stock related compensation expenses ($108,000), establishment of the training department ($93,000), consulting fees ($68,000), and non-recurring legal fees ($41,000).

Depreciation and Amortization. Depreciation and amortization expense increased by 10.0% for the current quarter and increased 12.5% for the six months of 2006 compared to 2005, representing 3.6% of restaurant sales for the six months of 2006 and 3.5% of sales in 2005. The increase in depreciation and amortization expense for the six months was primarily due to the opening of the Santa Monica and Downtown Daily Grills in 2005.

Pre-opening Costs. Pre-opening costs totaled $124,000 in the 2006 quarter as compared to $153,000 in the 2005 quarter and $124,000 in the 2006 six month period as compared with $244,000 in 2005. The 2006 pre-opening costs were attributable to the Dallas Grill opening and the 2005 costs were attributable to the opening of the Santa Monica and Downtown Daily Grills.

Interest Expense. Total net interest expense increased by $43,000, or 100.0%, during the current quarter and $27,000, or 33.85%, during the current six months compared to the same periods in 2005. The increase in interest expense was primarily attributable to the amortization of deferred loan costs related to the new line of credit.

Debt Extinguishment Costs. On March 31, 2006 the Company retired the collateralized subordinated note payable and mandatorily redeemable capital obligations payable to the Michigan Avenue Group. The Company recorded a debt extinguishment loss on retirement of $279,000. A condition of the early debt retirement was a $200,000 penalty to be paid out in four annual installments of $50,000 each. Additionally $69,000 of warrant costs and $10,000 of deferred loan costs associated with the debt were written off.

Income Tax Provision/Benefit. During the quarter and six months ended June 25, 2006, the Company reported a tax benefit of $2,043,000 and $1,975,000, respectively. During the quarter ended June 26, 2005, the Company reported a tax benefit of $35,500 and for the six months a tax provision of $210,500. The favorable change in taxes reported during 2006 was attributable to the elimination of the majority of the valuation allowance with respect to the Company’s deferred tax asset. The benefit realized by the Company during 2006 was attributable to the determination, based on its taxable income over the preceding three years and its taxable income projected for the next three years, that it is more likely than not that the Company will recover its existing net deferred tax asset.

Minority Interest. We reported a minority interest in the profit of consolidated affiliates of $80,000 during the 2006 second quarter as compared to a minority interest in the loss of our majority owned subsidiaries of $233,000 during the 2005 quarter. For the six months, we reported a minority interest in the profit of majority owned subsidiaries of $105,000 during 2006 as compared to a minority interest in the loss of consolidated affiliates of $324,000 during 2005. The change in minority interest for the quarter and six months was primarily attributable to improved operations at the San Jose Grill, the Downtown Daily Grill, the CityWalk Daily Grill and having fully utilized our allocation of minority interest for the Hollywood Grill.

Net Income. We reported net income of $1.5 million for the second quarter and net income of $2.0 million for the six months of 2006 as compared to net income of $0.1 million for the second quarter and $0.8 million for the six months in 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At June 25, 2006 we had negative working capital of $1.7 million and a cash balance of $2.6 million compared to negative working capital of $1.3 million and a cash balance of $3.2 million at December 25, 2005.

The change in our cash position reflects the following cash flows:

(in thousands)	2006	2005
Net cash provided by operating activities	$1,935	$2,801
Net cash used in investing activities	(2,363)	(3,454)
Net cash provided by (used in) financing activities	(85)	783
Net increase (decrease) in cash	$(513)	$130

Included in cash flows from operating activities were tenant improvement allowances of $0.7 million and $1.8 million in 2006 and 2005, respectively.

The negative change in working capital position was principally attributable a $1.1 million increase in accounts payable, a $0.5 million dollar increase in prepaid and other current assets offset by a $0.5 million decrease in cash, a $0.4 million dollar decrease in accrued expenses and a $0.2 million increase in accounts receivable.

Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $1.8 to $4.6 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

Issuances of Common Stock. During the six months ended June 25, 2006, the Company received aggregate proceeds of $185,815 from the sale of 119,168 shares of common stock pursuant to the exercise of outstanding warrants and options. The Company issued an additional 346,821 shares of common stock during the six months ended June 25, 2006 as a result of the exercise of 977,668 warrants pursuant to cashless exercise provisions by which the Company received no cash. The warrants exercised during the period were issued pursuant to a 2001 private placement and were exercisable at $2.00 or $2.25 per share. Subsequent to June 25, 2006, an additional 228,828 shares were issued pursuant to the exercise of the warrants resulting in net proceeds to the Company of $462,746 and after which no warrants remain outstanding.

Financing Facilities. At June 25, 2006, the Company had $1.2 million owing under our line of credit, $0.1 million owing under equipment lease financing transactions, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. As of June 25, 2006, $0.6 million of the tenant improvement allowance on the Dallas Grill has been received. These tenant incentive allowances have been recorded in other long-term liabilities and are being amortized against rent expense over the lease terms.

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to The Michigan Avenue Group (“MAG”) by the Company’s subsidiary Chicago - The Grill on the Alley LLC (“Chicago Grill LLC)”, $5,940 of interest and $50,000 for the first annual penalty payment and guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

Operating Leases and Contractual Obligations. At June 25, 2006, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as a lease on our executive office. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $30.1 million over the life of those leases, with minimum annual rental payments of $3.6 million in 2006, $7.3 million between 2007 and 2008, $6.1 million between 2009 and 2010, and $13.1 million thereafter.

The following table details our contractual obligations as of June 25, 2006:

	Payments due by period (in thousands)
	Total	2006	2007 - 2008	2009 - 2010	Thereafter
Long-term debt	$1,612	$193	$82	$1,299	$38
Capital lease obligations	-	-	-	-	-
Operating lease commitments	30,139	3,647	7,324	6,061	13,107
Other contractual purchase Obligations	-	-	-	-	-
Other long-term liabilities	-	-	-	-	-
Total	$31,751	$3,840	$7,406	$7,360	$13,145

Capital Expenditures. During the six months ended June 25, 2006, the Company’s capital expenditures totaled $2.3 million. Capital expenditures during the period related principally to the opening of a Grill restaurant in Dallas, Texas. $0.6 million of the capital expenditures during the period in connection with the Dallas Grill were funded by tenant improvement allowances.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 25, 2005. There were no material developments with respect to those agreements and arrangements during the quarter and six months ended June 25, 2006.

Detailed information regarding the initial capital contributions to the LLCs and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K for the year ended December 25, 2005. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the distributions of capital to the Members and/or the Company during the six months ended June 25, 2006, (2) the unreturned balance of the capital contributions of the Members and/or the Company at June 25, 2006, and the accrued but unpaid preferred returns due to the Members and/or the Company at June 25, 2006:

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company
Distributions of profit and note repayments during the quarter ended June 25, 2006:	$184	$184	$972 (a	)	-	-		-
Unreturned Initial Capital Contributions at June 25, 2006:	-	-	-		-	$1,200		$250
Preferred Return rate:	10%	10%	8%		-	12%		12%
Accrued but unpaid Preferred Returns at June 25, 2006:	-	-	-		-	(b	)	(b)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)
Distributions of profit during the quarter ended June 25, 2006:	-		-		-		-	-	-
Unreturned Initial and Additional Capital Contributions at June 25, 2006:	$1,100		$450		$1,396		$296	$1,400	$313
Preferred Return rate:	10%		10% (c	)	-		-	9%	9%
Accrued but unpaid Preferred Returns at June 25, 2006	(b	)	(b	)	(b	)	-	$91	$23

a)
Distribution of capital and note repayments as of June 25, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.

b)
Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $866,000 and the Company would have an accrued preferred return of $180,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $427,000 and the Company would have a preferred return of $167,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $611,000.

c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.

d)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

In addition to existing contractual and other commitments with respect to managed restaurants, the Company has entered into agreements to manage Daily Grill restaurants in Memphis, Tennessee and Seattle, Washington. Both of those restaurants are expected to open in the spring of 2007. The Company is obligated to contribute approximately $450,000, if construction exceeds $1,500,000, toward the initial remodeling cost of the Seattle Daily Grill. The Company has no required contribution to the Memphis Daily Grill.

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

We maintain a large deductible insurance policy related to workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued expenses and other liabilities include estimated costs to settle unpaid claims and estimated incurred, but not reported, claims using actuarial methodologies. During the quarter and six months ended June 25, 2006, we recorded a provision to increase the reserve for workers compensation claims of $26,000 and $358,000, respectively.

With the adoption for stock-based compensation in accordance with the provisions of SFAS 123R at the beginning of fiscal 2006, we added a new critical accounting policy to the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Stock-Based Compensation. We account for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the estimated volatility of the Company’s common stock price over the vesting term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Condensed Consolidated Statements of Operations. See Note 2 of the Notes to the Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of stock-based compensation.

Except as noted above, there have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures; national terrorist attacks; earthquakes in California; and, other risks described more fully in "Risk Factors" in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. There were $1,233,000 borrowings outstanding under the Credit Line Facility at June 25, 2006. Borrowings under the Credit Facility bear interest at the LIBOR rate plus a margin ranging from 5.5% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

PART II - OTHER INFORMATION
Item 1A. Risk Factors

There have been no material changes in our Risk Factors disclosed in our 2005 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June 25, 2006, the Company issued 413,489 shares of common stock (including 413,489 shares issued as previously reported on Form 8-K dated June 20, 2006 and filed June 26, 2006) pursuant to the exercise, by 8 holders, of 1,044,336 warrants originally issued in a 2001 private placement. The Company received $150,003 from the exercise of 66,668 warrants at $2.25 per share. The remaining 346,821 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 311,001 warrants at $2.25 per share.

Subsequent to June 25, 2006, the Company issued 228,828 shares of common stock pursuant to the exercise, by 9 holders, of 288,998 warrants originally issued in a 2001 private placement. The Company received $462,746 from the exercise of 205,665 warrants at $2.25 per share. The remaining 23,163 shares were issued pursuant to the cashless exercise of warrants at $2.25 per share.

The shares were issued pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder on the basis that such transaction did not involve a public offering and the offerees were sophisticated, accredited investors with access to the the kind of information that registration would provide. No sales were commissions were paid.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Grill Concepts, Inc. was held on June 21, 2006, at which the stockholders voted on three proposals: the election of directors, approval of the 2006 Equity Incentive Plan and ratification of the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm.

The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Glenn Golenberg, Stephen Ross, Bruce Schwartz, Richard Dantas and Philip Gay, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

	Votes For	Votes Against	Votes Abstained
Robert Spivak	3,678,508	261	304
Michael Weinstock	3,677,908	861	304
Glenn Golenberg	3,678,508	261	304
Stephen Ross	3,678,503	266	304
Bruce Schwartz	3,678,480	289	304
Richard Dantas	3,678,480	289	304
Philip Gay	3,678,480	289	304

In addition to the election of directors as noted above, the following matters were voted upon at such meeting:

The second matter voted on was a proposal to approve the 2006 Equity Incentive Plan was approved with 2,266,729 votes cast for, 45,754 votes cast against and 604 votes abstained.

The third matter votes on was a proposal to ratify the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm was approved with 3,669,501 votes cast for, 9,536 votes cast against, and 36 votes abstained.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of CEO

31.2	Section 302 Certification of Principal Financial Officer

32.1	Certification of CEO Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date
/s/ Philip Gay
Philip Gay	President and Chief	August 9, 2006
Executive Officer
(Principal Executive and Financial Officer)