Form 10-Q
period 2006-09-24
GRILL CONCEPTS INC
filed 2006-11-07
CIK 895041

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2006

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

Yes ☐  No ☒

As of October 31, 2006, 6,393,716 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

INDEX

Page Number

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets -
September 24, 2006 (unaudited) and December 25, 2005	3

Condensed Consolidated Statements of Operations -
For the three months and nine months ended September
24, 2006 and September 25, 2005 (both unaudited)	5

Condensed Consolidated Statements of Cash Flows -
For the nine months ended September 24, 2006 and
September 25, 2005 (both unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Evaluation of Disclosure Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 6. Exhibits	39

SIGNATURES	40

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
(in thousands, except share data)

	September 24, 2006	December 25, 2005
	(Unaudited)
Current assets:
Cash	$2,180	$3,161
Inventories	819	727
Receivables, net of reserve ($300 in
2006 and $238 in 2005)	747	784
Note receivable - current portion	12	11
Reimbursable costs receivable	853	912
Prepaid expenses and other current assets	855	401

Total current assets	5,466	5,996

Furniture, equipment, and improvements, net	15,454	13,372

Restricted cash	1,192	1,042
Note receivable	66	79
Liquor licenses	411	426
Deferred tax asset	3,945	577
Non-compete agreement, net	2,945	-
Other assets	589	276
Goodwill, net	205	205

Total assets	$30,273	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
(in thousands, except share data)

	September 24, 2006	December 25, 2005
	(unaudited)
Current liabilities:
Accounts payable	$1,582	$1,457
Accrued expenses	5,322	4,533
Accrued managed outlets operating expenses	853	912
Payable to Hotel Restaurant Properties, Inc.	3,020	—
Current portion of long-term debt	84	48
Current portion of notes payable - related parties	155	312
Current portion of liability for debt extinguishment	50	—

Total current liabilities	11,066	7,262

Long-term debt	1,612	206
Notes payable - related parties	—	671
Liability for debt extinguishment	100	—
Other long-term liabilities	8,831	7,398

Total liabilities	21,609	15,537

Minority interest	1,509	1,630

Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized,
995,935 shares undesignated in 2006 and 2005	—	—
Series II, 10% Convertible Preferred Stock, $.001 par
value; 500 shares authorized, 500 shares
issued and outstanding in 2006 and 2005	—	—
Common stock, $.00004 par value; 12,000,000 shares
authorized in 2006 and 2005, 6,403,212 shares
issued and outstanding in 2006, 5,728,495 shares
issued and outstanding in 2005	—	—
Additional paid-in capital	14,488	13,686
Accumulated deficit	(7,333)	(8,880)

Total stockholders' equity	7,155	4,806
Total liabilities, minority interest and
stockholders' equity	$30,273	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Revenues:
Sales	$14,792	$13,298	$44,366	$40,102
Cost reimbursements	3,921	3,675	11,535	10,264
Management and license fees	491	402	1,329	1,127
Total revenues	19,204	17,375	57,230	51,493

Operating expenses:
Cost of sales	4,298	3,743	12,576	11,295
Restaurant operating	9,039	8,256	26,544	23,987
Reimbursed costs	3,921	3,675	11,535	10,264
General and administrative	1,443	1,147	4,305	3,417
Depreciation and amortization	749	660	1,810	1,603
Pre-opening costs	242	11	440	272
Total operating expenses	19,692	17,492	57,210	50,838

Income (loss) from operations	(488)	(117)	20	655

Interest, net	(90)	(43)	(197)	(123)
Debt extinguishment costs	—	—	(279)	—

Income (loss) before benefit (provision) for
income taxes and minority interest	(578)	(160)	(456)	532

Benefit (provision) for income taxes	163	(68)	2,138	(277)
Minority interest in net (profit)
loss of subsidiaries	(30)	40	(135)	364

Net income (loss)	(445)	(188)	1,547	619
Preferred dividends accrued	(13)	(13)	(38)	(38)

Net income (loss) applicable to
common stock	$(458)	$(201)	$1,509	$581

Net income (loss) per share applicable
to common stock:
Basic net income (loss)	$(0.07)	$(0.04)	$0.25	$0.10
Diluted net income (loss)	$(0.07)	$(0.04)	$0.24	$0.09

Weighted average shares outstanding:
Basic	6,350,827	5,652,230	5,980,299	5,679,752
Diluted	6,350,827	5,652,230	6,474,678	6,217,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended
	September 24, 2006	September 25, 2005

Cash flows from operating activities:
Net income	$1,547	$619
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,810	1,603
Amortized deferred rent and lease incentives	(609)	(484)
Amortized debt issuance costs	57	—
Deferred tax asset	(3,368)	—
Stock based compensation	153	—
Provision for doubtful accounts	62	60
Loss on debt extinguishment	219	—
Gain on sale of assets	(19)	(5)
Minority interest in net profit (loss) of subsidiaries	135	(364)
Changes in operating assets and liabilities:
Inventories	(92)	(22)
Receivables	(25)	5
Prepaid expenses and other current assets	(244)	103
Tenant improvement allowances	1,832	1,962
Non-compete agreement and other assets	(43)	(65)
Accounts payable	125	(804)
Accrued expenses	686	619

Net cash provided by operating activities	2,226	3,227

Cash flows from investing activities:
Proceeds from disposal of assets	55	5
Collections on note receivable	15	15
Restricted cash	(150)	(160)
Purchase of liquor license	(16)	(71)
Purchase of furniture, equipment and improvements	(3,480)	(3,716)

Net cash used in investing activities	(3,576)	(3,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)
(Unaudited)
(in thousands)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s	$125	$1,274
Debt issuance costs	(413)	—
Return of capital and profits to minority shareholder	(282)	(186)
Proceeds from line of credit and equipment financing	1,233	118
Proceeds from exercise of stock options and warrants	649	33
Payments on notes payable - to member of Chicago Grill	(902)	(104)
Payments on long-term debt	(41)	(183)

Net cash provided by financing activities	369	952

Net increase (decrease) in cash	(981)	252
Cash, beginning of period	3,161	1,407

Cash, end of period	$2,180	$1,659

Supplemental cash flow information:
Cash paid during the period for:
Interest	$232	$141
Income taxes	709	263

Non-cash investing and financing items:
Non-compete agreement	$3,020	—
Capital lease equipment financing	250	—

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

All revenues reported in the condensed consolidated statements of operations are net of all sales and use taxes that are collected from customers and remitted to the appropriate taxing authorities.

Certain reclassifications have been made to the prior period financials to make them comparable to the current period results.

2.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Most lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

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

Prepaid expenses and other current assets at September 24, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005

Lease incentives receivable	$210	$—
Prepaid expenses, other	645	401
Total prepaid expenses and other current assets	$855	$401

3.	RESTRICTED CASH

In January 2006 a $1,010,000 certificate of deposit was established at Union Bank to act as collateral for the Stand By Letter of Credit opened to support our workers’ compensation insurance policy. Other restricted cash consisted of $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims.

At December 25, 2005 restricted cash consisted of a $860,000 certificate of deposit serving as collateral for our Stand By Letter of Credit, $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims.

4.	INCOME TAXES

During the nine months ended September 24, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of about $2.1 million during the nine months ended September 24, 2006 and the Company’s condensed consolidated balance sheets reflected a deferred tax asset of $3.9 million at September 24, 2006.

As of September 25, 2005, the amount of the valuation allowance was $1.3 million, which represents a decrease of about $2.0 million from December 25, 2005, and consists of $0.7 million for general business credits and $0.6 million for net operating loss carryforwards (“NOL’s”). These differences have been allowed for due to the limitations on usage. The NOL’s have not been used to reduce current taxable income due to the Company not completing its analysis regarding limitations on usage. The Company intends to complete its analysis by year-end as to the portion of NOL’s that can be utilized. The Company reviews all of the available evidence, both positive and negative, in evaluating adequacy of the valuation allowance each quarter.

5.	LONG-TERM DEBT

In March 2006, the Company signed a new financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at September 24, 2006 was equal to 11.2% and was adjusted to 10.8% effective October 13, 2006.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to MAG by the Company’s subsidiary, Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which were guaranteed by the Company, with the balance used for general working capital purposes. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. The Company may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (a) 3% with respect to prepayments occurring on or before March 9, 2007, and (b) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

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

6.	LIABILITY FOR DEBT EXTINGUISHMENT

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of September 24, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

The penalty on early extinguishment will be deemed to be a cash distribution of the Chicago Grill to MAG if the lease for the restaurant location of the Chicago Grill on the Alley is renewed. After renewal, the Company will receive the next $200,000 of cash distributions from the Chicago Grill, prior to any distributions being made to MAG. The Company will record this cash distribution when received.

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

Other Long-Term Liabilities at September 24, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005

Lease Incentives	$6,726	$5,140
Deferred Rent	2,105	2,258
Total Other Long-Term Liabilities	$8,831	$7,398

8.	PER SHARE DATA

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the three and nine-month periods ended September 24, 2006 and September 25, 2005 follows:

Three months	2006		2005
(in thousands, except share data)	Earnings	Shares	Earnings	Shares
Net loss	$(445)		$(188)
Less: preferred stock dividends	(13)		(13)
Earnings available for common stockholders	(458)	6,350,827	(201)	5,652,230
Dilutive earnings available to common stockholders	$(458)	6,350,827	$(201)	5,652,230

For the three months ended September 24, 2006; 857,925 options and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended September 25, 2005, 726,675 options; 1,359,896 warrants; and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

Nine months	2006		2005
(in thousands, except share data)	Earnings	Shares	Earnings	Shares
Net income	$1,547		$619
Less: preferred stock dividends	(38)		(38)
Earnings available for common stockholders	1,509	5,980,299	581	5,679,752
Dilutive securities:
Stock options	—	96,487	—	126,111
Warrants	—	272,892	—	411,422
Convertible Preferred Stocks	—	125,000	—	—
Dilutive earnings available to common stockholders	$1,509	6,474,678	$581	6,217,285

For the nine months ended September 24, 2006, 428,825 options were excluded from the calculation because they were anti-dilutive. For the nine months ended September 25, 2005, 324,625 options; 203,645 warrants; and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

9.	ISSUANCES OF COMMON STOCK

During the nine months ended September 24, 2006, the Company issued 642,317 shares of common stock pursuant to the exercise, by 17 holders, of 1,333,334 warrants originally issued in a 2001 private placement. The Company received $612,749 from the exercise of 272,333 warrants at $2.25 per share. The remaining 369,984 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 394,334 warrants at $2.25 per share.

During the nine months ended September 24, 2006, the Company issued 32,400 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $35,812.

10.	STOCK-BASED COMPENSATION

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

In March 2006, the Company’s board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. At September 24, 2006, there were 316,250 shares available for grant under the 2006 Plan and an additional 35,825 shares available for grant under predecessor plans.

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in the first nine months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors.  The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years.  Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Condensed Consolidated Financial Statements as permitted by SFAS 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts were recognized as the forfeitures occurred.

As a result of adopting SFAS 123R, the impact to the Condensed Consolidated Statement of Operations for the nine months ended September 24, 2006 on income before income taxes and net loss was $153,000 and $92,000, respectively, and $0.02 and $0.01 on basic and diluted earnings per share, respectively.

The pro forma table below reflects net income (loss) and basic and diluted net income (loss) per share for the three and nine month periods ended September 25, 2005, had we applied the fair value recognition provisions of SFAS 123R:

	Three Months Ended	Nine Months Ended
(in thousands, except per share amounts)	September 25, 2005	September 25, 2005

Net income (loss), as reported	$(201)	$581
Deduct: stock compensation expense under fair value method, net of taxes	(125)	(201)

Net income (loss), pro forma	$(326)	$380
Net income (loss) per share, as reported:
Basic	$(0.04)	$0.10
Diluted	$(0.04)	$0.09
Net income (loss) per share, pro forma:
Basic	$(0.06)	$0.07
Diluted	$(0.06)	$0.06

Pro forma disclosures for the three and nine months ended September 24, 2006 are not presented because the amounts are recognized in the condensed consolidated financial statements.

There were 30,000 options granted in the third quarter of 2006 and 122,250 granted in the third quarter of 2005. There were 183,750 options granted in the first nine months of 2006 and 122,250 options granted in the first nine months of 2005. For all of 2005 and 2006 we have utilized the Black-Scholes option pricing model for estimating our stock-based compensation cost.  The weighted average fair value cost for options granted in 2006 and 2005 was $2.13 and $3.09 per share, respectively.

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

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	For the nine months ended
	September 24, 2006	September 25, 2005

Expected volatility	68.40%	66.71%

Risk free interest rate	5.15%	4.05%

Expected option life	6.3 years	8.67 years

Dividend yield	0%	0%

Fair value cost of options granted	$2.13	$3.09

    Stock options activity during the nine months ended September 24, 2006 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value

Outstanding at December 25, 2005	713,275	$2.89

Granted	183,750	3.17

Exercised	(32,400)	2.18

Cancelled	(25,200)	3.10

Outstanding at September 24, 2006	839,425	$2.98	6.2	462,663

Exercisable at September 24, 2006	485,075	2.86	4.6	347,037

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 22, 2006 of $3.30 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 24, 2006.  This amount changes based on the fair market value of our stock.  Total intrinsic value of options exercised for the nine months ended September 24, 2006 was $36,258----.  As of September 24, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $543,412, which is expected to be recognized over a weighted average period of approximately 3 years.  As of September 24, 2006 there were 352,075 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of September 24, 2006 is as follows:

	Options Outstanding .			Options Exercisable .
Range of Exercise Price	Number Outstanding at September 24, 2006 .	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at September 24, 2006 .	Weighted- Average Exercise Price

$ 1.25	1,750	3.7	$1.25	1,750	$1.25
$ 1.55	41,000	4.0	$1.55	41,000	$1.55
$ 1.65	86,500	4.9	$1.65	70,800	$1.65
$ 1.70	34,750	6.7	$1.70	20,050	$1.70
$ 2.19	49,050	4.9	$2.19	49,050	$2.19
$ 2.23	50,000	7.8	$2.23	20,000	$2.23
$ 2.46	14,000	0.9	$2.46	14,000	$2.46
$ 2.86	64,250	6.2	$2.86	37,850	$2.86
$ 3.14	25,000	2.6	$3.14	10,000	$3.14
$ 3.16	203,750	3.6	$3.16	121,000	$3.16
$ 3.19	50,000	9.5	$3.19	—	$3.19
$ 3.20	30,000	9.8	$3.20	—	$3.20
$ 3.45	25,000	9.1	$3.45	—	$3.45
$ 4.00 to $ 4.68	146,750	6.2	$4.20	81,950	$4.17
$ 5.36 to $14.00	17,625	0.3	$6.40	17,625	$6.40

Total	839,425			485,075

11.	RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

In June 2006, the FASB ratified the Emerging Issues Task Force’s Abstract (“EITF”) 06-3 “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”). EITF 06-3 requires disclosure of the Company’s method for presenting the taxes in the income statement. This disclosure is required for interim and annual reporting periods beginning after December 15, 2006. The Company reports revenues net of all sales and use taxes (excluded from revenues). Adoption of EITF 06-3 will not impact the Company’s financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”.  This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R, Share-Based Payment, or the alternative transition method as described in the FSP.  An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP.  An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election.  This FSP became effective in November 2005. The Company has until December 31, 2006 to make its election.  We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In October 2005, the FASB posted FASB Staff Position (“FSP”) 13-1, which requires that rental costs incurred during and after a construction period for the right to control the use of a leased asset during and after construction of a lessee asset to be recognized as rental expense. The provisions of FSP 13-1 shall be applied to the first reporting period beginning after December 15, 2005. The Company’s existing accounting policy for rental costs incurred during and after the construction period conforms to FSP 13-1. The adoption of FSP 13-1 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. SFAS 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements.” The Company will adopt the provisions of SFAS 154, effective in 2007. Management currently believes that adoption of the provisions of SFAS 154 will not have a significant impact on the Company’s condensed consolidated financial statements.

12.	RELATED PARTY TRANSACTIONS

Terms of the Michigan Avenue Group Extinguishment Obligations

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of September 24, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

The penalty on early extinguishment will be deemed to be a cash distribution of the Chicago Grill to MAG if the lease for the restaurant location of the Chicago Grill on the Alley is renewed. After renewal, the Company will receive the next $200,000 of cash distributions from the Chicago Grill, prior to any distributions being made to MAG. The Company will record this cash distribution when received.

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

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares of the Company’s common stock. If the fifth restaurant is opened after April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

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

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of the Company’s common stock, the Company shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

Purchase of Contract Rights from Hotel Restaurant Properties

On September 1, 2006, the Company entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”), Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (collectively, the “Sellers”).

Pursuant to the terms of the Purchase Agreement, the Sellers agreed to sell to the Company and the Company agreed to purchase from the Sellers certain rights and interests of the Sellers relating to the current and future operation of Company restaurants in hotel properties pursuant to the terms of an Agreement, dated August 27, 1998, as amended (the “HRP Agreement”). Under the terms of the HRP Agreement, the Sellers had the exclusive right to obtain hotel-based locations for Company restaurants and were entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. The Company, at the date of the Purchase Agreement, operated seven restaurants subject to the HRP Agreement in Skokie, Illinois; San Francisco, California; Houston, Texas; Washington D.C.; Burbank, California; Portland, Oregon, and Long Beach, California.

Under the Purchase Agreement, the Sellers agreed to transfer to the Company all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the ”Effective Date”), to eliminate exclusivity provisions under which the Company would use the Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the Sellers could cause the Company to purchase HRP and the Company could acquire HRP. Under the Purchase Agreement, the Sellers also agreed to relinquish any rights to fees or other compensation relating to Company restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The Sellers will retain their rights in the management contracts relating to the Burbank, Skokie and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and subject to the rights of the Company to terminate operations of the Skokie and Long Beach restaurants.

The purchase price of the acquired assets under the Purchase Agreement is $2,771,133 (the “Purchase Price”). Closing of the purchase and sale shall occur on the effective date of June 30, 2006 (the “Closing Date”), and the Purchase Price is payable, on the earlier of June 30, 2007 (the “Outside Closing Date”) or a mutually agreeable date not more than 10 days after the date on which the aggregate payments (the “Income Stream Payments”) received by the Sellers, after the Effective Date and prior to closing, under the Transferred Agreements equal $294,151 (the “Maximum Income Stream Payments”). From and after the Effective Date the Income Stream Payments shall not exceed the Maximum Income Stream Payments after the payments of which no further payments shall be made to the Sellers with respect to the Transferred Agreements. In the event that the Sellers shall not have received the Maximum Income Stream Payments by the Outside Closing Date, the Purchase Price shall be increased by the excess of the Maximum Income Stream Payments over the actual Income Stream Payments as of the Closing Date.

On the Closing Date, the HRP Agreement will be further amended to eliminate the license granted thereunder for the Sellers to operate managed outlets under the HRP Agreement, eliminate restrictions on the Seller’s ability to provide similar hotel restaurant location services to parties other than the Company and to eliminate other provisions relating to the Transferred Agreements.

At closing, the Sellers shall enter into a Non-Competition Agreement pursuant to which the Sellers, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the Non-Competition Agreement, mean a restaurant operated in ten or more locations under a single brand name.

Pursuant to the Purchase Agreement, the Company has agreed to indemnify the Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

The Company recorded the Non-Compete Agreement as of June 30, 2006 as a noncurrent asset. The asset is being amortized on a straight-line basis over the five-year term of the agreement. A corresponding Payable to HRP was recorded and is presented in the condensed consolidated balance sheets net of amortization and Income Stream Payments made during the quarter.

The Company entered into the Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as the Company grows it business of hotel-based restaurants.

13.	DISTRIBUTION OF CAPITAL AND PREFERRED RETURNS

The Company’s San Jose Grill, Chicago Grill on the Alley, The Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLC’s”) in which the Company serves as manager and owns a controlling interest. Each of the LLC’s has minority interest owners (“Members”) some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLC’s, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

The Universal CityWalk Daily Grill is owned by a partnership (the “CityWalk Partnership”) for which we serve as manager. Our partner has certain rights to priority distributions of capital from the CityWalk Partnership until they have received their initial investment.

The following tables set forth a summary for each of the LLC’s and the CityWalk Partnership of (a) the distributions of capital to the Members and/or the Company during the nine months ended September 24, 2006, (b) the unreturned balance of the capital contributions of the Members and/or the Company at September 24, 2006, and (c) the accrued, but unpaid, preferred returns due to the Members and/or the Company at September 24, 2006:

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company

Distributions of profit and note repayments during the nine months ended September 24, 2006:	$255	$255	$972 (a	)	—	—		—
Unreturned Initial Capital Contributions at September 24, 2006:	—	—	—		—	$1,200		$250
Preferred Return rate:	10%	10%	8%		—	12%		12%
Accrued but unpaid Preferred Returns at September 24, 2006:	—	—	—		—	(b	)	(b	)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)

Distributions of profit during the nine months ended September 24, 2006:	—		—		—		—	$27	$9
Unreturned Initial and Additional Capital Contributions at September 24, 2006:	$1,100		$450		$1,496		$296	$1,373	$304
Preferred Return rate:	10%		10% (c	)	—		—	9%	9%
Accrued but unpaid Preferred Returns at September 24, 2006:	(b	)	(b	)	(b	)	—	$39	$7

(a)
Distribution of capital and note repayments as of September 24, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.

(b)
Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $950,000 and the Company would have an accrued preferred return of $198,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $466,000 and the Company would have an accrued preferred return of $183,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $627,000.

(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the manager of this restaurant.

14.	LITIGATION CONTINGENCIES AND COMMITMENTS

Litigation Contingencies

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against the Company in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court of appealed cases of the same nature that is expected to happen in the first half of 2007. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

A Class Action complaint was filed against us in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006.  The plaintiff and those similarly situated (Servers) complain that the Company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service.  The complaint has labeled this act as "Tip-pooling."  At a hearing on August 25, 2006 the case was dismissed without prejudice and the plaintiff’s counsel stipulated that an appeal will not be filed.

Commitments

In June 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by the Company if the total construction costs exceed $1.5 million. The Company will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. The restaurant is scheduled to open in the summer of 2007.

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

Current Year Developments

Restaurant Openings, Leasing and Management. The Company opened one new restaurant during the nine months ended September 24, 2006. On July 17, 2006, the Company opened a Grill on the Alley restaurant in Dallas, Texas. This was the first opening of a Grill on the Alley concept restaurant since 2001.

In April 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Westin Memphis Beale Street in Memphis, Tennessee. The restaurant owner will pay all construction and pre-opening costs. The Company will receive a management fee with an annual guaranteed minimum fee of $130,000. The restaurant is scheduled to open in the spring of 2007.

In June 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by the Company if the total construction costs exceed $1.5 million. The Company will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. The restaurant is scheduled to open in the summer of 2007.

Credit Facility. In March 2006, the Company entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of LIBOR based loans, equivalent to either (a) the prime rate, but not less than 7%, plus an applicable margin, or (b) the London Interbank Offered Rate, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at September 24, 2006 was equal to 11.2% and was adjusted to 10.8% effective October 13, 2006.

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

The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. The Company may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (a) 3% with respect to prepayments occurring on or before March 9, 2007, and (b) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to MAG by the Company’s subsidiary Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which amounts were guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

Management Changes. In June 2006, following the Company’s annual stockholders meeting, Robert Spivak retired as the Company’s President and Chief Executive Officer and Philip Gay, the Company’s Executive Vice President and Chief Financial Officer, assumed the positions of President and Chief Executive Officer. Mr. Spivak continues to provide services to the Company in a consulting capacity and as a director. In July 2006, Wayne Lipschitz was hired and appointed as Vice President and Chief Financial Officer.

Income Taxes. During the nine-months ended September 24, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of about $2.0 million during the nine-months ended September 24, 2006 and the Company’s condensed consolidated balance sheets reflected a deferred tax asset of $3.9 million at September 24, 2006.

The Company still has a valuation allowance of $1.3 million consisting of $0.7 million for general business credits and $0.6 million for net operating losses (“NOL’s”). There is still some analysis to be done as to whether the Company can utilize all of the NOL’s and the general business credits as both of these have limitations. The Company will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Issuances of Common Stock. During the nine months ended September 24, 2006, the Company issued 642,317 shares of restricted common stock pursuant to the exercise, by 17 holders, of 1,333,334 warrants originally issued in a 2001 private placement. The Company received $612,749 from the exercise of 272,333 warrants at $2.25 per share. The remaining 369,984 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 394,334 warrants at $2.25 per share.

During the nine months ended September 24, 2006, the Company issued 32,400 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $35,812.

Stock Based Compensation.. Effective December 26, 2005, the first day of the Company’s 2006 fiscal year, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in the first nine months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors.  The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-member directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the condensed consolidated financial statements as permitted by SFAS 123.

As a result of the adoption of SFAS 123R, during the nine months ended September 24, 2006, the Company recorded compensation expense relating to stock option grants of $153,000. The Company recorded no compensation expense during the fiscal 2005 period relating to stock option grants. Had the Company reported stock based compensation expense under SFAS 123R during 2005, the Company’s pro forma compensation expense associated with option grants during the nine months ended September 25, 2005 would have been $201,000.

There were no modifications made to outstanding share options prior to the adoption of SFAS 123R. There have been no changes made to the quantity or type of incentive awards granted since the adoption of SFAS 123R. Terms for incentive compensation awards have remained the same in 2006 as they were in 2005.

As of September 24, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $543,412, which is expected to be recognized over a weighted average period of approximately 3 years.

In March 2006, the Company’s board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. There were 183,750 and 122,250 options granted in the first three quarters of 2006 and 2005 respectively.  At September 24, 2006, there were 316,250 shares available for grant under the 2006 Plan and an additional 35,825 shares available for grant under predecessor plans.

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

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares of the Company’s common stock. If the fifth restaurant is opened after April 1, 2008, the Company will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

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

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of the Company’s common stock, the Company shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

Purchase of HRP Contract Rights. On September 1, 2006, the Company entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”), Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (collectively, the “Sellers”).

Pursuant to the terms of the Purchase Agreement, the Sellers agreed to sell to the Company and the Company agreed to purchase from the Sellers certain rights and interests of the Sellers relating to the current and future operation of Company restaurants in hotel properties pursuant to the terms of an Agreement, dated August 27, 1998, as amended (the “HRP Agreement”). Under the terms of the HRP Agreement, the Sellers had the exclusive right to obtain hotel-based locations for Company restaurants and were entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. The Company, at the date of the Purchase Agreement, operated seven restaurants subject to the HRP Agreement in Skokie, Illinois; San Francisco, California; Houston, Texas; Washington D.C.; Burbank, California; Portland, Oregon; and Long Beach, California.

Under the Purchase Agreement, the Sellers agreed to transfer to the Company all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the ”Effective Date”), to eliminate exclusivity provisions under which the Company would use the Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the Sellers could cause the Company to purchase HRP and the Company could acquire HRP. Under the Purchase Agreement, the Sellers also agreed to relinquish any rights to fees or other compensation relating to Company restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The Sellers will retain their rights in the management contracts relating to the Burbank, Skokie and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and subject to the rights of the Company to terminate operations of the Skokie and Long Beach restaurants.

The purchase price of the acquired assets under the Purchase Agreement is $2,771,133 (the “Purchase Price”). Closing of the purchase and sale shall occur on the Effective Date of June 30, 2006 (the “Closing Date”), and the Purchase Price is payable, on the earlier of June 30, 2007 (the “Outside Closing Date”) or a mutually agreeable date not more than 10 days after the date on which the aggregate payments (the “Income Stream Payments”) received by the Sellers, after the Effective Date, and prior to closing, under the Transferred Agreements equal $294,151 (the “Maximum Income Stream Payments”). From and after the Effective Date the Income Stream Payments shall not exceed the Maximum Income Stream Payments after the payments of which no further payments shall be made to the Sellers with respect to the Transferred Agreements. In the event that the Sellers shall not have received the Maximum Income Stream Payments by the Outside Closing Date, the Purchase Price shall be increased by the excess of the Maximum Income Stream Payments over the actual Income Stream Payments as of the Closing Date.

On the Closing Date, the HRP Agreement will be further amended to eliminate the license granted thereunder for the Sellers to operate managed outlets under the HRP Agreement, eliminate restrictions on the Seller’s ability to provide similar hotel restaurant location services to parties other than the Company and to eliminate other provisions relating to the Transferred Agreements.

At closing, the Sellers shall enter into a Non-Competition Agreement pursuant to which the Sellers, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the Non-Competition Agreement, mean a restaurant operated in ten or more locations under a single brand name.

Pursuant to the Purchase Agreement, the Company has agreed to indemnify the Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Revenues:	%	%	%	%
Sales	77.0	76.5	77.5	77.9
Cost reimbursements	20.4	21.2	20.2	19.9
Management and license fees	2.6	2.6	2.3	2.2
Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of sales	22.4	21.5	22.0	21.9
Restaurant operating	47.1	47.5	46.3	46.6
Reimbursed costs	20.4	21.2	20.2	19.9
General and administrative	7.5	6.6	7.5	6.6
Depreciation and amortization	3.9	3.8	3.2	3.1
Pre-opening costs	1.2	0.1	0.8	0.5
Total operating expenses	102.5	100.7	100.0	98.7

Income (loss) from operations	(2.5)	(0.7)	(0.0)	1.3

Interest, net	(0.5)	(0.3)	(0.3)	(0.2)
Debt extinguishment costs	(0.0)	—	(0.5)	—

Income (loss) before benefit (provision)
for income taxes and minority interest	(3.0)	(1.0)	(0.8)	1.1

Benefit (provision) for income taxes	0.8	(0.4)	3.7	(0.5)
Minority interest in net (profit) loss of
subsidiaries	(0.1)	0.3	(0.2)	0.7

Net income (loss)	(2.3)	(1.1)	2.7	1.3

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated financial statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Revenues:	%	%	%	%
Sales	100.0	100.0	100.0	100.0
Cost of sales	29.1	28.1	28.3	28.2
Restaurant operating expenses	61.1	62.1	59.8	59.8

The following tables set forth certain financial information and other restaurant data relating to Company owned restaurants and Company managed and/or licensed restaurants.

	Third Quarter Openings		Year-to-date Openings		Total open at End of Quarter
	2006	2005	2006	2005	2006	2005
Daily Grill restaurants:
Company owned	-	(1)	-	1	12	12
Managed and/or licensed	-	-	-	-	8	8
Grill on the Alley restaurants:
Company owned	1	-	-	-	5	4
Total	1	(1)	-	1	25	24

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Weighted average weekly sales
per Company owned restaurant:
Daily Grill	$59,814	$55,344	$63,248	$58,735
Grill on the Alley	87,167	81,969	85,867	81,207

Change in comparable restaurant sales (1):
Daily Grill	5.4%	1.1%	5.3%	0.0%
Grill on the Alley	12.1%	13.0%	11.2%	10.7%

Total sales (in thousands):
Daily Grill	$9,331	$9,036	$29,599	$27,434
Grill on the Alley	5,461	4,262	14,767	12,668
Total consolidated sales	$14,792	$13,298	$44,366	$40,102

(1)	When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

We also earn revenues from management and license fees based on a percentage of gross sales at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our condensed consolidated statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005

Managed Daily Grills	$5,444	$4,830	$15,941	$14,039
Licensed Daily Grills	1,801	2,173	5,486	5,943
	$7,245	$7,003	$21,427	$19,982

Management and license fees	$491	$402	$1,329	$1,127
Percent of gross sales	6.8%	5.7%	6.2%	5.6%

Material Changes in Results of Operations for the Three and Nine Months Ended September 24, 2006 as compared to the Three and Nine Months Ended September 25, 2005

Revenues. Total revenues increased 10.5% to $19.2 million for the 2006 third quarter from $17.4 million in the 2005 third quarter and increased 11.1% to $57.2 million for the 2006 year-to-date period from $51.5 million for the 2005 year-to-date period. For the quarter, total revenues consisted of sales revenues of $14.8 million, up 11.2% from $13.3 million in the 2005 quarter, management and license fees of $0.5 million, up 22.1% from $0.4 million in the 2005 quarter, and reimbursed managed outlet expenses of $3.9 million, up 6.7% from $3.7 million in the 2005 quarter. For the year-to-date period, total revenues consisted of sales revenues of $44.4 million, up 10.6% from $40.1 million in the 2005 year-to-date period, management and license fees of $1.3 million, up 17.9% from $1.1 million in the 2005 year-to-date period, and reimbursed managed outlet expenses of $11.5 million, up 12.4% from $10.3 million in the 2005 year-to-date period.

Sales for Daily Grill restaurants increased by 3.3% from $9.0 million in the 2005 quarter to $9.3 million in the 2006 period. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily attributable to an increase in same store sales of 5.4% ($0.4 million) for restaurants open for the entire 39 weeks in both 2005 and 2006 and an increase in sales at restaurants opened in 2005 ($0.1 million) partially offset by a decrease in sales at the La Cienega Daily Grill ($0.2 million) due to closure of the restaurant in July 2005 at the lease expiration.

Sales for Daily Grill restaurants increased by 7.9% from $27.4 million for the nine months in 2005 to $29.6 million in 2006. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily due to the 2005 opening of the Santa Monica Daily Grill and the Downtown Daily Grill ($2.3 million) combined with improved sales at the comparable restaurants of 5.3% ($1.3 million) partially offset by a decrease at the La Cienega Daily Grill ($1.4 million) due to closure of the restaurant in July 2005. Management considers performance of same store or comparable store sales to be an important measure of growth when evaluating performance. Weighted average weekly sales at the Daily Grill restaurants increased 7.7% from $58,735 in 2005 to $63,248 in 2006. Comparable restaurant sales and weighted average weekly sales at the Daily Grill restaurants in 2006 reflected a menu price increase in the spring of 2006. The increase in same store sales was principally attributable to an increase in check averages.

Sales for Grill restaurants increased by 28.1% from $4.3 million in the 2005 quarter to $5.5 million in the 2006 quarter. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was attributable to both the opening of the Dallas Grill in July 2006 ($0.7 million) and improved sales at comparable restaurants ($0.5 million). The improvement in same store sales was primarily attributable to increased guest counts.

Sales for Grill restaurants increased 16.6% from $12.7 million for the nine months in 2005 to $14.8 million for the nine-months in 2006. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was attributable to the opening of the Dallas Grill in July 2006 ($0.7 million) and improved sales at comparable restaurants ($1.4 million). The improvement in same store sales was primarily attributable to increased guest counts. Weighted average weekly sales at the Grill restaurants increased 5.7% from $81,207 in 2005 to $85,867 in 2006.

Management and license fee revenues were attributable to hotel restaurant management services which accounted for $438,000 of management fees during the 2006 quarter as compared to $348,000 during the 2005 quarter and licensing fees of $53,000 during the 2006 quarter compared to $54,000 during the 2005 quarter. The increase in management and license fees during 2006 was attributable to improved sales at managed restaurants. The fees earned from managing restaurants are higher rates than those for licensing restaurants resulting in fees being a higher percentage of sales with the increase all coming from management fees.

For the year-to-date period, management and license fee revenues were attributable to hotel restaurant management services and licensing arrangements which accounted for $1,153,000 of management fees during the 2006 period as compared to $954,000 during the 2005 period and licensing fees of $176,000 during the 2006 period as compared to $173,000 during the 2005 period. The increase in management and license fees during 2006 was attributable to improved sales at all of the managed restaurants.

Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements for both the quarter and year-to-date periods were attributable to increased sales at managed restaurants.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, and pre-opening costs, increased 12.6% to $19.7 million in the 2006 quarter (representing 102.5% of revenues) from $17.5 million in 2005 (representing 100.7% of revenues). For the nine months, total operating expenses increased 12.5% to $57.2 million (representing 100.0% of revenues) from $50.8 million in 2005 (representing 98.7% of revenues).

Cost of Sales. While sales revenues increased by 11.2% ($1.5 million) in the 2006 quarter and 10.6% ($4.3 million) for the nine months as compared to 2005, total cost of sales increased by 14.8%, or $0.6 million, for the quarter and 11.1% or $1.3 million, for the nine months ended September 24, 2006 as compared to the same periods in 2005. The dollar increase in cost of sales is primarily due to the increase in sales with a minimal amount due to increased prices. Cost of sales as a percentage of restaurant sales was 29.1% for the third quarter and 28.3% for the nine months ended September 24, 2006 as compared to 28.1% for the third quarter and 28.2% for the year-to-date period in 2005. The increase in cost of sales as a percentage of restaurant sales for the quarter is due to the opening of the Dallas Grill. Excluding the Dallas Grill the percentage would be 27.5%.

Restaurant operating expenses. Restaurant operating expenses increased by $0.8 million, or 9.5%, for the quarter and $2.6 million, or 10.7%, for the nine months as compared to the same periods in 2005. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Dallas Grill ($0.4 million), and increase in payroll and related costs at comparable restaurants ($0.4 million) and variable costs at comparable restaurants ($0.1 million). The dollar increase in operating expenses for the nine months was primarily attributable to a full 39 weeks of operations at the Downtown Daily Grill compared to 17 weeks in 2005 ($0.9 million), a full 39 weeks of operations at the Santa Monica Daily Grill compared to 28 weeks in 2005 ($0.5 million), the opening of the Dallas Grill in July 2006 ($0.5 million), increased wages and related benefits at the comparable restaurants ($1.1 million), variable costs at comparable restaurants ($0.5 million) and occupancy costs at comparable restaurants ($0.2 million) partially offset by the closure of the La Cienega Daily Grill in July 2005 ($1.1 million). Restaurant operating expenses, as a percentage of restaurant sales, were 61.1% in the third quarter of 2006 and 62.1% in the third quarter of 2005. For the nine months, the percentages were 59.8% in both 2006 and 2005.

Reimbursed Costs. Reimbursed costs increased 6.7% from $3.7 million to $3.9 million for the quarter and 12.4% from $10.3 million in 2005 to $11.5 million in 2006 for the nine months. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase is primarily due to increased cost of goods and variable expenses resulting from a 12.7% and 13.6% increase in sales for the quarter and year-to-date, respectively.

General and Administrative. General and administrative expense increased 25.8% for the current quarter and 26.0% for the nine months as compared to the same periods in 2005. As a percentage of total revenues, general and administrative expense totaled 7.5% for the quarter and nine months as compared to 6.6------% --for the third quarter and nine months in 2005. The increase in total general and administrative expense of $0.3 million, or 25.8%, for the 2006 quarter was primarily attributable to increases in stock related compensation expenses ($45,000), outside accounting services ($64,000), and salaries and related benefits ($194,000). The increase in total general and administrative expense of $0.9 million, or 26.0%, for the 2006 nine month period is attributable to travel primarily related to potential site visits ($134,000), salaries and related benefits ($347,000), stock related compensation expenses ($153,000), establishment of the training department ($93,000), outside accounting fees ($78,000), non-recurring legal fees ($41,000) and a system implementation fee ($30,000).

Depreciation and Amortization. Depreciation and amortization expense increased by 13.5% for the current quarter and increased 12.9% for the nine months of 2006 compared to 2005, representing 4.1% of restaurant sales for the nine months of 2006 and 4.0% of sales for the same period in 2005. The absolute dollar increase in depreciation and amortization expense for the nine months was primarily due to the opening of the Santa Monica and Downtown Daily Grills in 2005.

Pre-opening Costs. Pre-opening costs totaled $242,000 in the 2006 quarter as compared to $11,000 in the 2005 quarter and $440,000 in the 2006 nine month period as compared with $272,000 in 2005. The 2006 pre-opening costs were attributable to the Dallas Grill opening and the 2005 costs were attributable to the opening of the Santa Monica and Downtown Daily Grills.

Interest. Total net interest increased by $47,000, or 109.3%, during the current quarter and $74,000, or 60.2%, during the current nine months compared to the same periods in 2005. The increase in interest expense was primarily attributable to interest on the line of credit and the amortization of deferred loan costs related to the line of credit.

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

Income Tax Provision/Benefit. During the quarter and nine months ended September 24, 2006, the Company reported a tax benefit of $163,000 and $2.1 million, respectively. During the quarter ended September 25, 2005, the Company reported a tax provision of $68,000 and for the nine months a tax provision of $277,000. The favorable change in taxes reported during 2006 was attributable to the elimination of the majority of the valuation allowance with respect to the Company’s deferred tax asset. The benefit realized by the Company during 2006 was attributable to the determination, based on its taxable income over the preceding three years and its taxable income projected for the next three years, that it is more likely than not that the Company will recover its existing net deferred tax asset.

Minority Interest. We reported a minority interest in the profit of consolidated affiliates of $30,000 during the 2006 third quarter as compared to a minority interest in the loss of our majority owned subsidiaries of $40,000 during the 2005 quarter. For the nine months, we reported a minority interest in the profit of majority owned subsidiaries of $135,000 during 2006 as compared to a minority interest in the loss of consolidated affiliates of $364,000 during 2005. The change in minority interest for the quarter and nine months was primarily attributable to improved operations at the San Jose Grill, the Downtown Daily Grill, the CityWalk Daily Grill and having fully utilized our allocation of minority interest for the Hollywood Grill.

Net Income (Loss). We reported a net loss of $0.5 million for the third quarter and net income of $1.5 million for the nine months of 2006 as compared to net loss of $0.2 million for the third quarter and net income of $0.6 million for the nine months in 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 24, 2006 we had negative working capital of $5.6 million and a cash balance of $2.2 million compared to negative working capital of $1.3 million and a cash balance of $3.2 million at December 25, 2005.

The change in our cash position reflects the following cash flows:

(in thousands)	2006	2005
Net cash provided by operating activities	$2,226	$3,227
Net cash used in investing activities	(3,576)	(3,927)
Net cash provided by financing activities	369	952

Net increase (decrease) in cash	$(981)	$252

Included in cash flows from operating activities were tenant improvement allowances of $1.8 million and $2.0 million in 2006 and 2005, respectively.

The $4.3 million negative change in working capital position was principally attributable the recording of a $3.0 million payable to HRP related to the purchase of contract rights, $0.8 million increase in accrued expenses, and a $1.0 million decrease in cash, offset by a $0.5 million increase in prepaid and other current assets.

Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $1.8 to $4.6 million over the past three fiscal years. Growth has been funded through a combination of lines of credit, bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

Financing Facility. On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to MAG by the Company’s subsidiary the Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which amounts were guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

At September 24, 2006, the Company had $1.2 million owing under our line of credit, $0.4 million owing under equipment lease financing transactions, loans from stockholders/officers of $0.2 million, and loans/advances from a landlord, the SBA and others of $0.1 million. As of September 24, 2006, $1.8 million of the tenant improvement allowance for the Dallas Grill has been received. These tenant incentive allowances have been recorded in other long-term liabilities and are being amortized against rent expense over the lease terms.

  Issuances of Common Stock. During the nine months ended September 24, 2006, the Company received aggregate proceeds of $648,561 from the sale of 304,733 shares of common stock pursuant to the exercise of outstanding warrants and options. The Company issued an additional 369,984 shares of common stock during the nine months ended September 24, 2006 as a result of the exercise of 1,061,001 warrants pursuant to cashless exercise provisions by which the Company received no cash. The warrants exercised during the period were issued pursuant to a 2001 private placement and were exercisable at $2.00 or $2.25 per share.

Operating Leases and Contractual Obligations. At September 24, 2006, we were obligated under eighteen leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as a lease on our executive office. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $30.1 million over the life of those leases, with minimum annual rental payments of $3.6 million in 2006, $7.3 million between 2007 and 2008, $6.1 million between 2009 and 2010, and $13.1 million thereafter.

The following table details our contractual obligations as of September 24, 2006:

	Payments due by period (in thousands)
	Total	2006	2007 - 2008	2009 - 2010	Thereafter
Long-term debt	$1,481	$175	$18	$1,243	$45
Capital lease obligations	371	29	153	161	28
Operating lease commitments	30,139	3,647	7,324	6,061	13,107
Other contractual obligations	3,020	138	2,882	-	-

Total	$35,011	$3,989	$10,377	$7,465	$13,180

Capital Expenditures. During the nine months ended September 24, 2006, the Company’s capital expenditures totaled $3.7 million. Capital expenditures during the period related principally to the opening of a Grill restaurant in Dallas, Texas. With regards to capital expenditures during the period in connection with the Dallas Grill $2.0 million was funded by landlord tenant improvement allowances.

Commitments Relating to Managed Restaurants and LLCs. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 25, 2005. There were no material developments with respect to those agreements and arrangements during the quarter and nine months ended September 24, 2006.

Detailed information regarding the initial capital contributions to the LLC’s and the CityWalk Partnership, Preferred Returns for each, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K for the year ended December 25, 2005. The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (a) the distributions of capital to the Members and/or the Company during the six months ended September 24, 2006, (b) the unreturned balance of the capital contributions of the Members and/or the Company at September 24, 2006, and (c) the accrued, but unpaid, preferred returns due to the Members and/or the Company at September 24, 2006:

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company

Distributions of profit and note repayments during the nine months ended September 24, 2006:	$255	$255	$972 (a	)	-	-		-

Unreturned Initial Capital Contributions at September 24, 2006:	-	-	-		-	$1,200		$250

Preferred Return rate:	10%	10%	8%		-	12%		12%

Accrued but unpaid Preferred Returns at September 24, 2006:	-	-	-		-	(b	)	(b)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)

Distributions of profit during the nine months ended September 24, 2006:	-		-		-		-	$27	$9

Unreturned Initial and Additional Capital Contributions at September 24, 2006:	$1,100		$450		$1,496		$296	$1,373	$304

Preferred Return rate:	10%		10% (c	)	-		-	9%	9%

Accrued but unpaid Preferred Returns at September 24, 2006	(b	)	(b	)	(b	)	-	$39	$7

a)
Distribution of capital and note repayments as of September 24, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.

b)
Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $950,000 and the Company would have an accrued preferred return of $198,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $466,000 and the Company would have a preferred return of $183,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $627,000.

c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
d)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the manager of this restaurant.

In addition to existing contractual and other commitments with respect to managed restaurants, the Company has entered into agreements to manage Daily Grill restaurants in Memphis, Tennessee and Seattle, Washington. The Memphis restaurant is expected to open in the spring of 2007 and the Seattle restaurant in the summer of 2007. The Company is obligated to contribute approximately $450,000, if construction exceeds $1,500,000, toward the initial remodeling cost of the Seattle Daily Grill. The Company has no required contribution to the Memphis Daily Grill.

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

We maintain a large deductible insurance policy related to workers’ compensation coverage. Predetermined loss limits have been arranged with insurance companies to limit our per occurrence cash outlay. Accrued expenses and other liabilities include estimated costs to settle unpaid claims and estimated incurred, but not reported, claims using actuarial methodologies. During the quarter and nine months ended September 24, 2006, we recorded a provision to increase the reserve for workers compensation claims of $88,000 and $267,000, respectively.

With the adoption for stock-based compensation in accordance with the provisions of SFAS 123R at the beginning of fiscal 2006, we added a new critical accounting policy to the previous disclosure included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Stock-Based Compensation. The Company accounts for stock-based compensation in accordance with the provisions of SFAS 123R. We use the Black-Scholes option-pricing model, which requires the input of highly subjective assumptions. These assumptions include estimating the volatility of the Company’s common stock price over the vesting term and the number of options that will ultimately not complete their vesting requirements (“forfeitures”). Changes in the subjective assumptions can materially affect the estimated fair value of stock-based compensation and consequently, the related amount recognized on the Condensed Consolidated Statements of Operations. See Note 10 of the Notes to the condensed consolidated financial statements in this Form 10-Q for further discussion of stock-based compensation.

Except as noted above, there have been no material changes to the other critical accounting policies previously reported in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005.

Certain Factors Affecting Future Operating Results

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; food-borne illnesses from items supplied by vendors over which we have limited control; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures; national terrorist attacks; earthquakes in California; and, other risks described more fully in "Risk Factors" in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of this Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. There were $1.2 million borrowings outstanding under the Credit Line Facility at September 24, 2006. Borrowings under the Credit Facility bear interest at the Prime or LIBOR rates plus a margin ranging from 2.75% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on the Company's results of operations.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006.  The plaintiff and those similarly situated (Servers) complain that the Company has violated the labor code by having Servers "Tip Out" Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service.  The complaint has labeled this act as "Tip-pooling."  At a hearing on August 25, 2006 the case was dismissed without prejudice and the plaintiff’s counsel stipulated that an appeal will not be filed.

Item 1A. Risk Factors

There have been no material changes in our Risk Factors as disclosed in our 2005 Annual Report on Form 10-K.

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of CEO and Principal Executive Officer
31.2	Section 302 Certification of CFO and Principal Financial Officer
32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO and Principal Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay	President and Chief Executive Officer	November 7, 2006
Philip Gay

/s/ Wayne Lipschitz	Vice President and CFO	November 7, 2006
Wayne Lipschitz