Form 10-K
period 2006-12-31
GRILL CONCEPTS INC
filed 2007-03-30
CIK 895041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-23326

GRILL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3319172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

11661 San Vicente Blvd., Suite 404, Los Angeles, California 90049

(Address of Principal Executive Offices) (Zip Code)

Registrant’s Telephone Number, Include Area Code: (310) 820-5559

Securities Registered Under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.00004 par value	The Nasdaq Stock Market LLC

Securities Registered Under Section 12(g) of the Exchange Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check marked if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price on the NASDAQ Capital Market, as of the close of business June 25, 2006 was approximately $18.6 million.

Number of shares outstanding of the registrant’s common stock, $.00004 par value, as of March 10, 2007: 6,420,212 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive annual proxy statement to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2006 are incorporated by reference into Part III.

PART I

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 1A. Risk Factors.

ITEM 1. BUSINESS

Except as expressly indicated or unless the context otherwise requires, as used herein, the “Company”, “GCI”, “we”, “our”, or “us”, means Grill Concepts, Inc., a Delaware corporation and its subsidiaries.

General

Grill Concepts, Inc., and its subsidiaries, develops, owns, operates, manages and licenses full-service upscale casual dining restaurants under the name “Daily Grill” and fine dining restaurants under the name “The Grill on the Alley.”

The Company was incorporated under the laws of the State of Delaware in November of 1985. Since our acquisition of Grill Concepts, Inc., a California corporation, in March of 1995, we have focused principally on the expansion of the “Daily Grill” (the “Daily Grill”) and “The Grill on the Alley” (the “Grill”) restaurant formats of GCI.

At December 31, 2006, we owned and operated 17 restaurants (“Company Restaurants”) and managed or licensed 8 additional restaurants. 12 Daily Grill restaurants and 5 The Grill on the Alley restaurants are owned and operated, 6 Daily Grill restaurants are managed and we license 2 Daily Grill restaurants. With the exception of 3 The Grill on the Alley restaurants, and 3 Daily Grill restaurants that are operated by partnerships, all of the Daily Grill and The Grill on the Alley restaurants, which were owned and operated at December 31, 2006, were solely owned and operated by us.

In 2001, we entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. to jointly develop restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of additional restaurants in those markets.

Recent Developments

During 2006, we continued to pursue a strategic growth plan whereby the Company plans to open, and/or convert, and operate, and/or manage, Daily Grill and Grill on the Alley restaurants in hotel properties, and non-hotel based restaurants, in strategic markets throughout the United States. During 2006, we undertook efforts to expand the pace of our restaurant openings.

In order to provide financing to support the planned accelerated pace of restaurant openings, in March 2006, we entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time our previous line of credit was terminated. The Credit Agreement provides for a revolving term loan of the lesser of (a) $8.0 million, or (b) 2.25 times our trailing 12 month EBITDA. In December 2006, the Credit Agreement was amended to increase the available credit thereunder from $8.0 million to $12.0 million.

In June 2006, following our annual stockholders meeting, Robert Spivak retired as our President and Chief Executive Officer and Philip Gay, our Executive Vice President and Chief

Financial Officer, assumed the positions of President and Chief Executive Officer. In July 2006, we hired a new Chief Financial Officer.

In September 2006, we entered into an agreement with Hotel Restaurant Properties, Inc. and certain affiliates (“HRP”) pursuant to which we acquired certain rights and interests of HRP under an August 1998 agreement whereby HRP had the exclusive rights to identify hotel-based locations for our restaurants and received a portion of the profits from those restaurants. Pursuant to that agreement, effective June 30, 2006, substantially all rights of HRP relating to subject restaurants were terminated and we agreed to pay $2,771,133 on June 30, 2007 plus certain additional payments to be made until June 30, 2007 in the amount of $294,151.

During 2006, we opened one restaurant, a 100% owned Grill on the Alley, which opened in July 2006 in Dallas, Texas and announced the planned opening of two additional restaurants, including a managed hotel based Daily Grill in Memphis, Tennessee on which construction began in November 2006 and which is scheduled to open during the second quarter of 2007, and a managed hotel based Daily Grill in Seattle, Washington on which construction began in January 2007 and which is scheduled to open during the summer of 2007. In addition, during the first quarter of 2007, we announced the planned opening of three additional restaurants, including a 100% owned Daily Grill in Austin, Texas on which construction began in January 2007 and which is scheduled to open during the third quarter of 2007, a 100% owned Daily Grill in Dallas, Texas, which is scheduled to open in late 2008, and a 100% Daily Grill in Phoenix, Arizona, which is scheduled to open in late 2008.

Restaurant Data

The following table sets forth unaudited restaurant count information for all restaurants.

	2006	2005
Number of restaurants:
Daily Grill restaurants:
Company Restaurants:
Beginning of year	12	11
Restaurant opening	—	2
Restaurant closings	—	(1)

End of year	12	12

Managed or Licensed Restaurants:
Beginning of year	8	8
Restaurant openings	—	—
Restaurant closings	—	—

End of year	8	8

Total Daily Grill restaurants:
Beginning of year	20	19
Restaurant openings	—	2
Restaurants closings	—	(1)

End of year	20	20

Grill on the Alley restaurants:
Company Restaurants:
Beginning of year	4	4
Restaurant openings	1	—

End of year	5	4

Total Grill on the Alley restaurants:
Beginning of year	4	4
Restaurant openings	1	—

End of year	5	4

Total restaurants:
Beginning of year	24	23
Restaurant openings	1	2
Restaurants closings	—	(1)

End of year	25	24

The following table sets forth unaudited weekly sales per restaurant, comparable restaurant sales information for restaurants open twelve months in both periods, and total consolidated sales information during 2006 and 2005 by restaurant concept for Company Restaurants (as fiscal year 2006 consisted of 53 weeks, the results of this extra week are also shown):

	2006	2006
	(53 weeks)	(52 weeks)	2005
Weighted average weekly sales per restaurant:
Daily Grill restaurants:
Company Restaurants	$63,647	$63,731	$59,456
Grill on the Alley restaurants:
Company Restaurants	$92,180	$92,124	$85,110

Change in comparable restaurant sales:
Daily Grill restaurants
Company Restaurants	7.5%	5.5%	1.1%
Grill on the Alley restaurants
Company Restaurants	14.7%	12.3%	9.8%

Total consolidated sales: (in thousands)
Daily Grill	$40,479	$39,768	$37,003
Grill on the Alley	22,171	21,680	17,703

Total consolidated sales	$62,650	$61,448	$54,706

We earn management and license fee revenue based on a percentage of gross sales at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported gross sales at these restaurants. In addition to the base fee we also earn incentive fees based on net income that is reported as management and license fees revenue. The gross sales of managed and licensed restaurants are not included in our consolidated statements of operations. However, we consider the disclosure of these gross sales to be a key indicator of brand strength and important to understanding how changes in gross sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned GCI-branded restaurants, categorized as, managed and licensed restaurants were as follows:

(in thousands)	2006	2005
Gross Sales
Managed Daily Grill restaurants	$21,768	$19,242
Licensed Daily Grill restaurants	7,346	7,852

	$29,114	$27,094

Management and license fees	$1,940	$1,683

Percent of gross sales	6.7%	6.2%

Restaurant Concepts

Daily Grill Restaurants

Background. At December 31, 2006, we, through our subsidiaries, owned and operated, managed or licensed 20 Daily Grill restaurants in Southern and Northern California; the Washington, D.C. metropolitan region; Houston, Texas; Portland, Oregon; and Skokie, Illinois.

Daily Grill restaurants are patterned after “The Grill on the Alley” in Beverly Hills. See “The Grill on the Alley.” After successfully operating The Grill on the Alley for a number of years, in 1988, the founders of The Grill on the Alley decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. GCI emphasized those principles in an effort to create a loyal patron who will be a “regular” at its restaurants.

Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial and retail properties.

Daily Grill locations which are opened, or are scheduled to open in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

Location	Opened or Scheduled Opening	Ownership Interest, Licensed or Managed
Brentwood, California	September 1988	100%
Newport Beach, California	April 1991	100%
Studio City, California	August 1993	100%
Palm Desert, California	January 1994	100%
Irvine, California	September 1996	100%
Los Angeles International Airport	January 1997	Licensed
Washington, D.C.	March 1997	100%
Tysons Corner, Virginia	October 1998	100%
Burbank, California (Marriott Hotel)	January 1999	Managed
Washington, D.C. (Georgetown Inn)	April 1999	Managed
Universal CityWalk, California	May 1999	50%
Skokie, Illinois (North Shore Skokie Hotel)	September 2000	Licensed
San Francisco, California (Handlery Union Square Hotel)	February 2002	Managed
Houston, Texas (Westin Galleria)	July 2002	Managed
El Segundo (South Bay), California	January 2003	50.1%
Portland, Oregon (Portland Westin)	September 2003	Managed
Bethesda, Maryland (Hyatt Hotel)	January 2004	100%
Long Beach, California (Hilton Hotel)	November 2004	Managed
Santa Monica, California	March 2005	100%
Downtown Los Angeles, California	May 2005	58.4%
Memphis, Tennessee (Westin Hotel)	April 2007	Managed
Seattle, Washington (Sheraton Hotel)	Summer 2007	Managed
Austin, Texas	Summer 2007	100%
Dallas, Texas	Late 2008	100%
Phoenix, Arizona	Late 2008	100%

Of the restaurants operated at December 31, 2006, 8 were located in, or adjoin, hotel properties and, of the 12 restaurants owned at December 31, 2006, 9 were owned 100% and 3 were owned at levels ranging from 50% to 58.4%.

Existing non-hotel based Daily Grill restaurants range in size from 4,500 to 7,600 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 300 persons. Our costs for existing non-hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have averaged $375 per foot, less tenant improvement allowances.

Existing hotel based Daily Grill restaurants range in size from 3,600 to 8,000 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 270 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Our portion of opening costs of existing hotel restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from nothing to $513,000 per restaurant.

Menu and Food Preparation. Each Daily Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at American-style grill restaurants of the 1930’s and 1940’s. During 2005 we redesigned the menu placing a greater emphasis on steaks, chops and seafood. Daily Grill offers genuine Angus steaks and chops, as well as, such “signature” items as Cobb salad, Caesar salad, meatloaf with mashed potatoes, chicken pot pie, hamburgers, fresh fruit cobbler and key lime pie. The emphasis at the Daily Grill is on freshly prepared American food served in generous portions.

Entrees range in price, subject to regional differences, from $8.95 for a hamburger to $29.95 for a char-broiled filet steak with all the trimmings. The average lunch check is $16.98 per person and the average dinner check is $26.89 per person, including beverage. Daily Grill restaurants also offer a children’s menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 31, 2006, food and non-alcoholic beverage sales constituted approximately 83% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 17%.

Atmosphere and Service. Most Daily Grill restaurants are open for lunch and dinner seven days a week and for Sunday brunch. Several are open for breakfast as well, especially in hotel locations. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters for singles to feel comfortable. A number of the Daily Grill restaurants have private dining rooms for banquets or additional seating. Each restaurant emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a “high energy level”. Reservations are accepted but not required.

The Grill on the Alley Restaurants

Background. At December 31, 2006, we, through our subsidiaries, owned and operated 5 The Grill on the Alley restaurants (“Grill”).

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

Restaurant Sites. At December 31, 2006, we owned and operated 5 Grill restaurants, three of which were non-hotel based facilities and two of which were hotel-based facilities.

Grill locations opened, or scheduled to open, in the following months and years, are owned as indicated and, where indicated, in the referenced hotels:

Location	Opened	Ownership Interest
Beverly Hills, California	January 1984	100%
San Jose, California (Fairmont Hotel)	May 1998	50.05%
Chicago, Illinois (Westin Hotel)	June 2000	60%
Hollywood, California	November 2001	51%
Dallas, Texas	July 2006	100%

Existing non-hotel based Grill restaurants range in size from approximately 4,200 to 7,200 square feet of which approximately 35% is devoted to kitchen and service areas and seat 120 to 260 guests.

Existing hotel based Grill restaurants range in size from approximately 6,500 to 9,250 square feet of which approximately 35% to 38% is devoted to kitchen and service areas and seat 280 to 300 guests.

Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites will be unique to each location. Each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Total project costs of the existing hotel based restaurants, including leasehold improvements, furniture, fixtures and equipment and pre-opening expenses, have ranged from $2.1 million to $3.3 million.

Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930’s and 1940’s, featuring prime steaks, fresh seafood from all over the world, freshly prepared salads and vegetables served in generous portions.

Entrees range in price from $13.50 for a cheeseburger to $42.50 for a prime porterhouse steak. The average lunch check is $25.54 per person and the average dinner check is $51.65 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 31, 2006, food and non-alcoholic beverage sales constituted approximately 70% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 30%.

Atmosphere and Service. Each Grill restaurant is open, at least, for lunch six days a week and dinner seven days a week. Each Grill location is designed to provide the sense and feel of comfort and elegance. In the tradition of an old-time American-style grill, the setting is an open kitchen adjacent to tables and booths. The open kitchen setting emphasizes the quality and freshness of food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a “high energy level”. Reservations are accepted but are not required.

Operating Principles

All GCI employees are trained to treat each person who visits our restaurants as a “guest” and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each employee is taught that at our restaurants “the guest is always right.” Our policy is to accommodate all reasonable guest requests, ranging from substitutions of menu items to take-out orders.

In order to assure that our philosophy of guest service is adhered to, all employees from the kitchen staff to the serving staff undergo extensive training making each employee knowledgeable not only in our procedures and policies but in every aspect of operations. Our policy of promoting from within and providing access to senior management for all employees has produced a work force which works in a cooperative team approach and has resulted in an employee turnover rate of just over 58% per year for all employees, considerably below the industry average which management believes to be approximately 109%.

We believe that the familiarity and feeling of comfort, which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become “regulars.” Management believes that at the restaurants which have been open for over a year repeat business is significantly greater than the industry average, with many guests becoming “regulars” in the tradition of the neighborhood restaurant.

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

Each Daily Grill restaurant has up to 7 cooks and each Grill has up to 8 cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a “point-of-sale” computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

Restaurant Management

We strive to maintain quality and consistency in our restaurants through the careful hiring, training and supervision of personnel and the adherence to standards relating to food and beverage preparation, maintenance of facilities and conduct of personnel. We believe that our concept and high sales volume enable us to attract quality, experienced restaurant management and hourly personnel. We have experienced a relatively low turnover at every level at our Daily Grill and Grill restaurants. See “Operating Principles” above.

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

We maintain financial and accounting controls for each Daily Grill and Grill restaurant through the use of a “point-of-sale” computer system integrated with centralized accounting and management information systems. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. Revenue and cost reports, including food and labor costs, are produced every night reflecting that day’s business. The restaurant general manager, as well as home office management, receives these daily reports to ensure that problems can be identified and resolved in a timely manner. All employees receive appropriate training relating to cost, revenue and cash control. Financial management and accounting policies and procedures are developed and maintained by our Corporate Controller, Director of Information Systems, and Chief Financial Officer.

All managers participate in a comprehensive eight-week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, guest service, food and beverage service, safety policies and employee relations. In addition, we have developed training courses for assistant managers and chefs. We typically have a number of employees involved in management training, so as to provide qualified management personnel for new restaurants. Our senior management meets regularly with each restaurant management team to discuss business issues, new ideas and revisit the manager’s manual. Overall performance at each location is also monitored with shoppers’ reports, guest comment cards and third party quality control reviews.

Servers at each restaurant participate in approximately eight days of training during which the employee works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and guest satisfaction. Certified trainers are given responsibility for training new employees and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach that contributes to a lower turnover rate among employees. Representatives of home office management regularly visit the restaurants to ensure that our philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

Purchasing

We have developed proprietary recipes for substantially all the items served at our Daily Grill and Grill restaurants. In order to assure quality and consistency at each of the Daily Grill and Grill restaurants, ingredients approved for the recipes are ordered on a unit basis by each restaurant’s head chef from a supplier designated by our Culinary and Purchasing Departments. Because of the emphasis on cooking from scratch, virtually all food items are purchased “fresh” rather than frozen or pre-cooked, with one exception being bread, which is ordered from a central supplier that prepares the bread according to a proprietary recipe and delivers it daily to assure freshness. In order to reduce food preparation time and labor costs while maintaining consistency, we work with outside suppliers to produce a limited number of selected proprietary items such as salad dressings, soups and seasoning combinations.

We utilize our point-of-sale computer system to monitor inventory levels and expected sales, then order food ingredients daily based on such levels. We employ contract purchasing in order to lock in food prices and reduce short-term exposure to price increases. Our Director of Purchasing establishes general purchasing policies and is responsible for controlling the price and quality of all ingredients. The Director of Purchasing, the Senior Vice President—Culinary and the Director of Research and Development, constantly monitor the quality, freshness and cost of all food ingredients. All essential food and beverage products are available, or upon short notice can be made available, from alternative qualified suppliers.

Advertising and Marketing

Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Grill on the Alley and the Daily Grill concepts have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill names before the public. Such activities include media advertising, direct mail promotions, a birthday club, e-mail marketing, as well as holiday and special interest events. We also support and participate in local charity campaigns. These activities are managed by a full time Director of Marketing. A toll free phone-in guest survey is utilized to gather guest feelings on their dining experience. During 2006, expenditures for advertising and promotion were approximately 1.3% of total consolidated sales revenues.

Restaurant Management and Licensing Activities

In addition to owning and operating Daily Grills and Grills, we, at December 31, 2006, provided contract management services for six hotel based Daily Grill restaurants at the Burbank Marriott, the Georgetown Inn, the Handlery Hotel, the Westin Galleria, the Portland Westin and the Long Beach Hilton and had granted licenses to operate two Daily Grill restaurants (at LAX and the North Shore Skokie Hotel in Skokie, Illinois).

Under the terms of our management agreements, we are responsible for all aspects of the restaurant’s operation for which we earn a fee, however, we have no ownership in the restaurant. Restaurant management services include overseeing the design, development, construction, equipping, furnishing and operation of the restaurant. Once the restaurant is open to the public, the manager is responsible for rendering and performing all services in connection with the operation of the restaurant. Those services include employing, training and supervising personnel, and purchasing and maintaining adequate inventory, etc. We are liable for all debts and obligations that we incur on behalf of the managed outlets including payroll and related costs of the restaurant staff who are our employees. All such costs are included as reimbursed costs in our consolidated statements of operations and we also record revenue for those costs that are reimbursed by the restaurants as cost reimbursements.

Each management agreement is individually negotiated and may include an investment on our part, a management fee and a profit sharing interest. For restaurants under management at December 31, 2006, we had made investments ranging from $0 to $500,000, are entitled to management fees ranging from 5% to 8.5% of gross revenues and entitled to 25% to 35% of annual restaurant profits.

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

Hotel Property Agreement

In order to facilitate our efforts to open restaurants on a large scale basis in hotel properties, in August of 1998, we entered into the Hotel Property Agreement (the “HRP Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”) pursuant to which HRP agreed to assist us in locating suitable hotel locations for the opening of our restaurants. At the time the HRP Agreement was entered, HRP was considered a related party as one of its owners is a family member of a director and preferred stock holder. In May 1999 the HRP Agreement was amended under the same terms and conditions except that it became 100% owned by the family member. HRP was responsible for identifying suitable hotel locations in which a Grill or Daily Grill could be operated (“Managed Outlets”) and negotiating and entering into leases or management agreements for those properties. We, in turn, would enter into management agreements with HRP or the hotel owners, as appropriate. We would, in some instances, advance certain pre-opening costs and certain required advances (“Manager Loans”) and would manage and supervise the day-to-day operations of each Managed Outlet. From the gross management fee, we were entitled to receive a base overhead fee equal to $1,667 per month per Managed Outlet. The remaining fee income, less any expenses and after repayments required on Manager Loans from each Managed Outlet, were allocated 75% to us and 25% to HRP.

In July 2001, in conjunction with an investment in the Company by Starwood Hotels, the HRP Agreement was amended to limit, for so long as we were subject to the exclusivity provisions of a Property Development Agreement with Starwood, the amounts payable to HRP to $400,000 annually plus 12.5% of the amounts otherwise payable to HRP with respect to the Burbank, Georgetown and San Jose Hilton restaurants.

The operating agreement with HRP contained a clause whereby, HRP had the right to cause us to purchase HRP (the put option) at any time in the event of a change in control or after May 2004 subject to certain conditions and we had the right to purchase HRP (the call option) after May 2004 subject to certain conditions.

Under the respective put and call options, the purchase price (“APP”) (principally paid in stock) of HRP would be 25% multiplied by 10 (Multiple) times the operating income of HRP (gross receipts for the prior twelve months less operating expenses which are averaged over a five year period), with certain allowed exclusions from operating income minus the principal balance of any outstanding loans (with certain allowed exclusions) to HRP. Under the put option the multiple may change if 87.5% multiplied by the closing price of our common stock divided by EBITDA per share was less than 10. If we sold assets or stock to certain third parties introduced by HRP which caused a change in control, then the Purchase Price would be the greater of: (A) $3,000,000 or (B) the APP, not to exceed $4,500,000.

On September 1, 2006, we entered into an Agreement for Purchase and Sale of Assets (the “HRP Purchase Agreement”) with HRP and certain affiliates (collectively, the “HRP Sellers”).

Pursuant to the terms of the HRP Purchase Agreement, the HRP Sellers agreed to sell to us and we agreed to purchase from the HRP Sellers certain rights and interests of the HRP Sellers relating to the current and future operation of GCI restaurants in hotel properties pursuant to the terms of the HRP Agreement. At the date of the HRP Purchase Agreement, we operated 7 restaurants subject to the HRP Agreement in San Francisco, California; Houston, Texas; Washington D.C.; Portland, Oregon; Burbank, California; Skokie, Illinois; and Long Beach, California.

Under the HRP Purchase Agreement, the HRP Sellers agreed to transfer to us all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the HRP Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the “HRP Sale Effective Date”), to eliminate exclusivity provisions under which we would use the HRP Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the HRP Sellers could cause us to purchase HRP and we could acquire HRP. Under the HRP Purchase Agreement, the HRP Sellers also agreed to relinquish any rights to fees or other compensation relating to GCI restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The HRP Sellers will retain their rights in the management contracts relating to the Burbank, Skokie and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and it is also subject to our rights to terminate operations of the Skokie and Long Beach restaurants.

The purchase price of the acquired assets under the HRP Purchase Agreement is $2,771,133 (the “HRP Purchase Price”). The HRP Purchase Price is payable on a date (the “Closing Date”) that is the earlier of June 30, 2007 (the “Outside Closing Date”) or a mutually agreeable date not more than 10 days after the date on which the aggregate payments (the “Income Stream Payments”) received by the HRP Sellers, after the HRP Sale Effective Date, under the Transferred Agreements equal $294,151 (the “Maximum Income Stream Payments”). From and after the HRP Sale Effective Date the Income Stream Payments shall not exceed the Maximum Income Stream Payments after the payments of which no further payments shall be made to the HRP Sellers with respect to the Transferred Agreements. In the event that the HRP Sellers shall not have received the Maximum Income Stream Payments by the Closing Date, the HRP Purchase Price shall be increased by the excess of the Maximum Income Stream Payments over the actual Income Stream Payments as of the Closing Date.

On the HRP Sale Effective Date, the HRP Agreement was further amended to eliminate the license granted thereunder for the HRP Sellers to operate managed outlets under the HRP Agreement, eliminate restrictions on the HRP Seller’s ability to provide similar hotel restaurant location services to parties other than GCI and to eliminate other provisions relating to the Transferred Agreements.

At the Closing Date, the HRP Sellers are required to enter into a non-competition agreement for a period of 5 years from the Closing Date, under which the HRP Sellers will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the HRP Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the HRP Sellers or affiliates of the HRP Sellers and managed by the HRP Sellers or the affiliates of the HRP Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the Non-Competition Agreement, mean a restaurant operated in ten or more locations under a single brand name.

Pursuant to the HRP Purchase Agreement, we agreed to indemnify the HRP Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

Business Expansion

Our expansion plans focus on the addition of both Daily Grill and Grill restaurants.

Management continually reviews possible expansion into new markets and within existing markets. Such reviews entail careful analysis of potential locations to assure that the demographic make-up and general setting of new restaurants is consistent with the patterns that have proven successful at the existing Daily Grills and Grills. While the general appearance and operations of future Daily Grills and Grill restaurants are expected to conform generally to those of existing facilities, we intend to monitor the results of any modifications to our existing restaurants and to incorporate any successful modifications into future restaurants. All future restaurants are expected to feature full bar service.

Our future expansion efforts are expected to concentrate on expansion into new and existing markets through a combination of Company owned restaurants and hotel based restaurants. We expect to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a market presence in a market, we intend to construct and operate clusters of restaurants within those markets. Management intends to limit the construction and operation of Grill restaurants to one restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

Our primary operating markets during 2006 were restaurants in Southern California, principally the greater-Los Angeles market, and metropolitan Washington, D.C. During 2006, we opened one Grill restaurant in Dallas, Texas in July 2006.

At December 31, 2006, we had announced the planned opening of two Daily Grill restaurants during 2007, consisting of a managed hotel based Daily Grill in Memphis, Tennessee on which construction began in November 2006 and which is scheduled to open during the second quarter of 2007 and a managed hotel based Daily Grill in Seattle, Washington on which construction began in January 2007 and which is scheduled to open during the summer of 2007. In January 2007, we announced the execution of a lease relating to a planned 100% owned Daily Grill in Austin, Texas on which construction began in January 2007 and which is scheduled to open during the third quarter of 2007, and planned 100% owned Daily Grill in Dallas, Texas expected to open during 2008. In March 2007, we announced the execution of a lease relating to a planned 100% owned Daily Grill in Phoenix, Arizona expected to open during 2008. Management is continuously involved in evaluation of potential sites for both hotel based and non-hotel based restaurant in existing markets and in other major metropolitan areas.

Management anticipates that the cost to open additional Daily Grill and Grill restaurants will average $350 to $450 per square foot, less tenant improvement allowances, with each restaurant expected to be approximately 6,500 to 7,500 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which we pursue expansion.

Each hotel restaurant arrangement will be negotiated separately and the size of the restaurants, ownership and operating arrangements and capital investment on our part may vary widely.

Starwood Development Agreement

On July 27, 2001, in conjunction with the purchase by Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) of shares of our common stock and warrants to purchase common stock, we and Starwood entered into a Development Agreement (the “Development Agreement”) under which we and Starwood agreed to jointly develop our restaurant properties in Starwood hotels.

Under the Development Agreement, either we, or Starwood, may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

Under the Development Agreement, provided that Starwood met certain development thresholds, we were prohibited from developing, managing, operating or licensing our restaurants in any hotel owned, managed or franchised by a person or entity, other than Starwood, with more than 50 locations operated under a single brand. Following the events of September 11, 2001, Starwood substantially curtailed new development activities, including development of restaurants under the Starwood Development Agreement. As a result, the exclusivity provisions of the Development Agreement terminated.

The Development Agreement obligated us to issue to Starwood warrants to acquire a number of shares of our common stock equal to four percent of the outstanding shares upon the attainment of certain development milestones. Such warrants were issuable upon execution of management agreements and/or license agreements relating to the development and operation, and the commencement of operation, of an aggregate of five, ten, fifteen and twenty of our branded restaurants.

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

On June 21, 2006, we entered into a First Amendment to the Development Agreement (the “First DA Amendment”). The First DA Amendment amends the Development Agreement to (1) eliminate our obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants under the terms of the Development Agreement and (2) modify the exercise price of warrants issued following the opening of five restaurants under the terms of the Development Agreement.

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares. If the fifth restaurant is opened after April 1, 2008, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

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

On June 21, 2006, we also entered into a First Amendment to Stockholders’ Agreement (the “First SA Amendment”) with Starwood. The First SA Amendment amends the July 27, 2001 Stockholders’ Agreement between us, Starwood and certain of our stockholders to (1) eliminate our obligation to cause at least two nominees of Starwood to be elected to our board of directors if ten or more restaurants are operated under the Development Agreement, and (2) modify certain provisions limiting the size of our board of directors.

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of our common stock, we shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

At December 31, 2006, we operated two restaurants under the terms of the Development Agreement. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity, called Eaturna LLC, in which Starwood holds a non-controlling interest.

Competition

The Daily Grill restaurants compete within the full-service upscale casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory, PF Chang’s and Houston’s, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national and regional fine dining chains, such as Capital Grille, Morton’s, Ruth’s Chris Steak House and Del Frisco’s, as well as selected local owner-operated fine dining establishments. Competition for our hotel-based restaurants is primarily limited to restaurants within the immediate proximity of the hotels.

The restaurant business is highly competitive with respect to price, service, restaurant location and food quality and is affected by changes in consumer tastes, economic conditions and population and traffic patterns. We believe that we compete favorably with respect to these factors. We believe that our ability to compete effectively will continue to depend in large measure on our ability to offer a diverse selection of high quality, fresh food products with an attractive price to value relationship, served in a friendly atmosphere.

Employees

We, and our subsidiaries, employ approximately 1,800 people, of which about 30 are home office personnel and about 140 are restaurant managers, assistant managers and chefs. The remaining employees are restaurant personnel. Of our employees, approximately 69% are full-time employees, with the remainder being part-time employees.

Management believes that its employee relations are good at the present time. An anonymous employee survey is taken each year and the results are disseminated to keep home office and restaurant management aware of the level of employee satisfaction.

With the exception of the Chicago Grill on the Alley, none of our employees are represented by labor unions or are subject to collective bargaining or other similar agreements. The union contract in Chicago was extended in July 2006 for an additional three-year term expiring on August 31, 2008. The union contract extension was effective retroactive to September 1, 2005. Management believes that its employee relations at this union location are good at the present time.

Trademarks and Service Marks

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered our “Daily Grill” mark and “The Grill on the Alley” and “Think Daily” marks and logos as well as other marks with the United States Patent and Trademark Office as service marks for restaurant service. Our “The Grill on the Alley” mark and logo is also secured in California. Our policy is to pursue registration of our marks and to oppose and defend strenuously any infringement.

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

We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which served alcoholic beverages to such person. In addition to potential liability under “dram-shop” statutes, a number of states recognize a common-law negligence action against persons or establishments that serve alcoholic beverages where injuries are sustained by a third party as a result of the conduct of an intoxicated person. We presently carry liquor liability coverage as part of our existing comprehensive general liability insurance.

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

Executive Officers

Our executive officers as of December 31, 2006, and their ages and positions as of that date, are as follows:

Name	Age	Position
Philip Gay	49	President and Chief Executive Officer
Michael Weinstock	64	Executive Vice President and Chairman of the Board
John Sola	54	Senior Vice President—Culinary
Wayne Lipschitz	41	Vice President—Finance and Chief Financial Officer
Louie Feinstein	54	Vice President—Operations

PHILIP GAY has served as our President and Chief Executive Officer since July 2006. From July 2004 to June 2006, Mr. Gay served as Executive Vice President and Chief Financial Officer. From March 2000 until he joined Grill Concepts in July 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy. Previously he has served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994), Chief Financial Officer and Interim Chief Executive Officer for Wolfgang Puck Food Company (1994 to 1996), Chief Executive Officer for Color Me Mine and has held various Chief Operating Officer and Chief Executive Officer positions with Diversified Food Groups from 1996 to 2000. Mr. Gay sits on the board of the California Restaurant Association and is on the Board of Motor Car Parts of America, a publicly traded company that remanufactures starters and alternators. He is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics.

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

JOHN SOLA has served as our Senior Vice President—Culinary since July 2003. Previously, Mr. Sola served as Vice President—Operations and Development from 2001 to 2003, Vice President—Executive Chef from 1995—2001 and Executive Chef from 1988 until 1995. Mr. Sola oversees all kitchen operations, including personnel, food preparation and food costs, as well as monitoring and maintaining the overall performance of the kitchens and establishing procedures and policies in connection with the opening of new Daily Grill restaurants. Mr. Sola, along with Mr. Robert Spivak (one of our co-founders and previous CEO), created the Daily Grill menu. Prior to joining GCI, Mr. Sola served as opening chef at The Grill on the Alley from inception in 1984 to 1988. Previously, Mr. Sola served in various positions, including Executive Chef, at a wide range of restaurants.

WAYNE LIPSCHITZ has served as our Vice President and Chief Financial Officer since July 2006. From March 2004 until he joined GCI in July 2006, Mr. Lipschitz served as Corporate Controller for the San Manual Band of Mission Indians, where he oversaw the Tribe’s financial and economic development areas, which included a casino, restaurants, hotels and a water bottling plant. Mr. Lipschitz was also a Board Member of the Tribe’s Twin Palms Restaurant in Pasadena, California. Mr. Lipschitz previously served as Chief Financial Officer of International Coffee & Tea (the owner and operator of the Coffee Bean and Tea Leaf retail stores), Corporate Controller of The Cheesecake Factory and Controller of the Wolfgang Puck Food Company. He is also a Certified Public Accountant and a graduate of California State University, Northridge.

LOUIE FEINSTEIN has served as Vice President—Operations since July 2003. Mr. Feinstein served as Director of Operations from 2002 to 2003, Area Director from 1999 to 2002, and General Manager of various Daily Grill locations from 1992 to 1999. Previously, Mr. Feinstein served as President of California Saloons, where he owned and operated PJ Mulligans, a Bar & Grill.

There are no family relationships among the executive officers and directors. Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board of Directors.

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

Our ability to accelerate the pace of our restaurant openings is dependent upon the availability of adequate financing sources on acceptable terms.

Our efforts to accelerate the pace at which we open restaurants are subject to our ability to finance such restaurant openings. We established a new credit facility during the first quarter of 2006 to provide additional availability of financing for restaurant openings, among other purposes, and enlarged that financing facility in December 2006. While that credit facility, combined with our projected operating cash flows, is expected to support a moderately more rapid expansion of our restaurant base, those sources may not be adequate to support the opening of all restaurants that we desire to open at a pace determined to be optimal by management. In the event current financing resources are inadequate to support all of the planned restaurant openings from time to time, we may be required to seek additional financing to support such expansion efforts. Such additional financing may take the form of new or expanded credit facilities or the sale of additional equity securities, among other forms. We presently have no commitments to provide any additional financing should we determine that additional financing is required. In the event that management determines that additional financing is required to support restaurant expansion, there is no assurance that we will be able to secure such financing on acceptable terms, or at all. If we are unable to secure needed additional financing to support planned expansion, our expansion efforts may be curtailed and we may have to forego certain planned restaurant openings.

Our relative small size makes us vulnerable to risks associated with lack of diversification and risks associated with managing and supporting growing operations.

We operated 23 restaurants and licensed 2 additional restaurants at December 31, 2006. Due to this relatively small number of restaurants, poor operations at any one restaurant could materially affect our overall profitability. Even though our revenues have grown over the last decade, our current restaurant field supervision and home office support infrastructures remain relatively small. Accordingly, we remain vulnerable to a variety of business risks generally associated with smaller, growing companies. Any failure to continue to upgrade operating, financial, and restaurant support systems or unexpected difficulties encountered during expansion could adversely affect our business, financial condition, and results of operations. Although we believe that our systems and controls are adequate to address our current needs and we are in the process of upgrading certain of our operating and financial systems and processes, there can be no assurance that such upgraded systems and processes will be adequate to sustain future growth, and that further upgrades will not be necessary.

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

The success of our business is highly dependent upon the services of our senior executive team. Robert Spivak, our co-founder and President and Chief Executive Officer retired during 2006 and Philip Gay, our then Executive Vice President and Chief Financial Officer, was promoted to the position of President and Chief Executive Officer. Mr. Spivak agreed to continue providing services as a part time consultant following his retirement. In conjunction with the promotion of Mr. Gay, we hired a new Chief Financial Officer. Our success will be dependent, during the period immediately following Mr. Spivak’s retirement, upon our ability to successfully transition our senior management team under the leadership of Mr. Gay and our new Chief Financial Officer. Further, our success will be dependent upon the continued services of our senior management team and our ability to attract and retain skilled management employees at all levels of operations. Poor execution in our transition of senior management personnel or the loss of services of key personnel could have a material adverse effect upon our business.

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

Our business is subject to seasonal fluctuations. Historically, our highest earnings have occurred in the fourth quarter of the fiscal year, as our sales in most of our restaurants have typically been higher during the fourth quarter of the fiscal year. As a result of these factors, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new restaurant openings and their respective pre-opening costs.

Our California based restaurants have in the past been, and may in the future be, subject to temporary closure due to energy shortages or earthquakes.

High energy costs and consumption and constrained energy supplies have periodically resulted in rolling blackouts in California, particularly during summer months. Earthquakes have periodically resulted in damage to our locations in California. We have experienced periodic temporary restaurant closures in the past as a result of such rolling blackouts and earthquake damage and may experience similar closures in the future. Any such closures will result in loss of revenues from the effected restaurants and potentially higher occupancy and operating costs.

Our business is subject to extensive government regulations that may adversely affect our existing or planned operations or result in additional costs or potential liabilities.

Our business is subject to extensive state and local government regulation in the various jurisdictions in which our restaurants are located, including regulations relating to alcoholic beverage control, public health and safety and fire codes. The failure to obtain or retain food and liquor licenses could adversely affect the operation of our restaurants. Any difficulties, delays or failures in obtaining and/or retaining licenses, permits or other regulatory approvals could delay or prevent the opening and/or continued operation of a restaurant in a particular area. We may also be subject to “dram shop” statutes in certain states that generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person.

We are subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions, along with the Americans With Disabilities Act, various family leave mandates and a variety of other laws enacted, or rules and regulations promulgated, by federal, state and local governmental authorities that govern these and other employment matters. We expect periodic increases in payroll expenses as a result of federal, state and local mandated increases in the minimum wage. While the timing and amount of any such increases cannot be predicted, such increases could have a material adverse affect on our operating results. In addition, our vendors may be affected by higher minimum wage standards, which may increase the price of goods and services supplied to us.

We are subject to pending litigation, and potential liability, regarding application of employment regulations.

Complex issues relating to the interpretation and application of various labor regulations may result in our incurring unforeseen costs and/or liabilities relating to compliance with such regulations. Many restaurant operators in California have been subject to litigation over recent years relating to non-compliance with California labor provisions mandating that employees be provided meal and break periods. A former employee has filed a class action lawsuit against us asserting violation of the applicable California regulations regarding meal and break periods. While we believe that all of our employees were provided with the opportunity to take all required meal and rest breaks, many restaurant operators in California have incurred substantial expenses in settling similar claims and we may incur substantial expenses in connection with defending or settling the pending litigation.

We may be subject to increased liability resulting from our partial self-insurance of workers compensation claims.

In order to better manage the cost of our workers compensation expense, commencing in 2004 through November 2006, we altered our workers compensation coverage to substantially increase our per event and aggregate deductibles. As a result, we reduced our recurring cost of workers compensation insurance but are exposed to substantially higher potential losses that could result from claims that might have arisen during that period of time. In December 2006, we changed back to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002. Those provisions provide for, among other things, the identification of material weaknesses in internal control that could indicate a lack of adequate controls to generate accurate financial statements. Though we routinely assess our internal controls, there can be no assurance that we will be able to timely remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. Because we are not an “accelerated filer”, as defined in the Securities Exchange Act of 1934, certain provisions of Section 404 relating to the provision of a report of management and accompanying auditor’s report on a company’s internal controls over financial reporting will not be applicable until our fiscal year 2007. Based on the experiences of other issuers currently subject to the full requirements of Section 404, we expect that we will incur substantial additional costs in order to prepare for our first required report under Section 404 and increased recurring costs thereafter.

Our stock price is subject to volatility associated with market fluctuations as well as our operating performance and limited trading volume in our stock.

The price at which our common stock trades is determined in the marketplace and may be influenced by many factors, including our performance, investor expectations, the trading volume in our common stock, general economic and market conditions and competition.

The market price of our common stock could fluctuate substantially due to a variety of factors, including our quarterly operating results and those of other restaurant companies, changes in general conditions in the economy, the financial markets or the restaurant industry, natural disasters, terrorist attacks or other developments affecting our business or our competitors. In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

Our directors, executive officers and significant shareholders hold a substantial portion of our stock that may lead to conflicts with other shareholders over corporate governance.

Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. At March 10, 2007, directors and members of senior management held in excess of 975,285 shares of our common stock, representing approximately 15.2% our outstanding shares, and a major shareholder affiliated with Starwood held 923,873 shares of our common stock, representing approximately 14.4% of our outstanding shares. Such persons, acting together, and each acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations.

Conversion of our outstanding convertible securities could substantially dilute common stock prices because the conversion prices of those securities are below our current market price.

We have issued, and may issue in the future, various securities that are convertible or exercisable at prices that are lower than the current market price of our common stock or are subject to adjustment due to a variety of factors, including fluctuations in the market price of our common stock and the issuance of securities at an exercise or conversion price less than the then-current exercise or conversion price of those securities. For example, at March 10, 2007, we had issued and outstanding 26,562 warrants to purchase shares of our common stock at a price of $7.00 per share, 811,100 options to purchase shares of our common stock at prices ranging from $1.55 to $14.00, and shares of Series II Convertible Preferred Stock that are convertible into 125,000 shares of our common stock. On March 10, 2007, the closing price of our common stock on the Nasdaq Capital Market was $7.28.

The value of our common stock could, therefore, experience substantial dilution as a result of the conversion or exercise of our outstanding derivative securities or as a result of any issuance of additional securities at prices lower than the conversion prices of such securities.

Our business may be adversely affected by conflicts of interest associated with doing business with affiliates of certain former directors and principal shareholders.

We are presently party to business arrangements with affiliates of a former director and a former principal shareholder that continues to have board representation. We are party to agreements with two entities affiliated with Lewis Wolff, a former director and a substantial shareholder. We lease the site of the San Jose Grill restaurant from an entity in which Mr. Wolff is a part owner. Similarly, we are party to an agreement with HRP, an entity controlled by a member of Mr. Wolff’s family, pursuant to which HRP previously assisted in locating hotel locations for restaurants and pursuant to which HRP was entitled to a portion of the fees or profits from those restaurants. During 2006, we paid rents of $387,000 with respect to the San Jose Grill and paid management fees of $214,000 to HRP. During 2006, we entered into the HRP Purchase Agreement pursuant to which we agreed to purchase substantially all of the rights of HRP under the HRP Agreement for $2,771,133 plus additional payments of up to $294,151, payable in June 2007. We are also party to various agreements with Starwood Hotels and Resorts, the employer of one of our directors, Richard Dantas, and a former principal shareholder. Under the Development Agreement, we agreed to work with Starwood to identify potential restaurant locations in Starwood properties and, subject to negotiating acceptable terms, develop and operate restaurants in Starwood properties under management or license arrangements. Pursuant to the Development Agreement, we agreed to grant certain warrants to Starwood based on restaurant openings. As of December 31, 2006, we operated two restaurants pursuant to management agreements with Starwood. Our business dealings with Starwood and affiliates of Mr. Wolff create potential conflicts of interest that could result in our securing terms that are less favorable than might otherwise be available in the absence of such conflicts.

Our future leverage could adversely affect our operations.

During 2006, we established a new and expanded credit facility to support our planned growth, among other reasons. Unless we secure additional equity financing or otherwise generate adequate operating cash flows, we anticipate that we will be required to draw upon our credit facility to pay amounts due in June 2007 under the HRP Purchase Agreement and to support our planned expansion. In the event that we make any substantial borrowings under our credit facility, we may be required to devote substantial portions of our operating cash flow to service indebtedness incurred under such facility. The incurrence of such indebtedness could also result in reduced flexibility in operations and financing.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

With the exception of certain properties that may be operated pursuant to management arrangements or partnership or joint venture arrangements, all of our restaurants are located in space leased from unaffiliated third parties. The leases have initial terms ranging from 10 to 25 years, with varying renewal options on all but one of such leases. Most of the leases provide for a base rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See “Business.”

The Grill restaurant in San Jose is located in space leased from a hotel management company that may be deemed to be controlled by one of our former directors and a significant shareholder, Lewis Wolff.

Our executive offices are located in approximately 5,200 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in April 2008.

Management believes that our existing restaurant and executive office space is adequate to support current operations. We intend to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support our future growth plans.

ITEM 3. LEGAL PROCEEDINGS

Restaurants such as those we operate are subject to litigation in the ordinary course of business, most of the related costs of which we expect to be covered by our general liability insurance. However, punitive damages awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against us. There can be no assurance that punitive damages will not be given with respect to any actions that may arise in the future.

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested, and were granted,

a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California for the County of Los Angeles in December 2004. The plaintiff alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court of appealed cases of the same nature that is expected to happen in the first half of 2007. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

A Class Action complaint was filed against us in the Superior Court of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complained that the Company violated the labor code by having Servers “Tip Out” Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as “Tip-pooling.” This matter was dismissed on September 12, 2006 by the court after we filed demurrals and a motion to strike the case.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded in the over-the-counter market and is quoted on the Nasdaq Capital Market (“Nasdaq”) under the symbol “GRIL”.

The following table sets forth the high and low bid price per share for our common stock for each quarterly period during the last two fiscal years:

		High	Low

2006 —	First Quarter	3.74	2.71
	Second Quarter	3.65	3.07
	Third Quarter	3.68	2.90
	Fourth Quarter	3.70	2.80

2005 —	First Quarter	3.05	1.81
	Second Quarter	4.23	1.85
	Third Quarter	4.60	3.01
	Fourth Quarter	4.84	3.01

The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

At March 10, 2007, the closing bid price of our Common Stock was $7.28.

As of March 10, 2007, there were approximately 409 holders of record of our Common Stock.

We have never declared or paid any cash dividend on our Common Stock and do not expect to declare or pay any such dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere herein.

	Fiscal Year Ended December
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$62,650	$54,706	$49,938	$45,858	$41,826
Cost reimbursements	16,072	14,299	12,439	9,728	7,270
Management and license fees	1,940	1,683	1,282	1,037	901

Total revenues	80,662	70,688	63,659	56,623	49,997

Operating expenses:
Cost of sales	17,764	15,446	14,465	13,274	11,927
Restaurant operating	37,242	32,844	30,552	28,050	25,649
Reimbursed costs	16,072	14,299	12,439	9,772	7,557
General and administration	6,115	4,868	4,472	3,696	3,426
Depreciation and amortization	2,635	2,248	2,005	1,816	1,868
Pre-opening costs	440	301	167	182	69
Gain on sale of assets	(20)	(5)	(2)	(11)	(71)

Total operating expenses	80,248	70,001	64,098	56,779	50,425

Income (loss) from operations	414	687	(439)	(156)	(428)
Interest, net	(258)	(128)	(272)	(331)	(364)
Debt extinguishment costs	(279)	—	—	—	—

Income (loss) before taxes and minority interest	(123)	559	(711)	(487)	(792)
Benefit (provision) for income taxes	3,406	(179)	(65)	(89)	(37)
Minority interest	(254)	559	814	704	422

Net income (loss)	3,029	939	38	128	(407)

Preferred dividends accrued	(50)	(50)	(50)	(50)	(50)

Net income (loss) applicable to common stock	$2,979	$889	$(12)	$78	$(457)

Net income (loss) per share applicable to common stock:
Basic	$0.49	$0.16	$0.00	$0.01	$(0.08)

Diluted	$0.48	$0.14	$0.00	$0.01	$(0.08)

Average-weighted shares outstanding
Basic	6,093	5,692	5,609	5,537	5,537

Diluted	6,323	6,251	5,609	5,641	5,537

	Fiscal Year Ended December
	2006	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital surplus (deficit)	$(3,522)	$(1,262)	$209	$378	$(1,045)
Total assets	32,235	21,973	19,749	17,047	16,579
Long-term debt, less current portion	1,600	877	977	1,254	1,743
Stockholders’ equity	8,687	4,806	3,830	3,744	3,616

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Risk Factors” beginning on page of 18 of this Form 10-K.

General

Grill Concepts, Inc. develops, owns, operates, manages and licenses full-service upscale casual dining restaurants under the name “Daily Grill” and fine dining restaurants under the name “The Grill on the Alley.”

Our revenues are derived from sales at company-owned restaurants, management and license fees from restaurants managed or licensed by us and reimbursements of operating expenses of managed outlets.

During the fiscal year ended December 31, 2006, we owned and operated, for the full fiscal year, 16 restaurants (12 Daily Grill and 4 Grill restaurants), including 3 Daily Grill and 3 Grill restaurants owned in partnership with third parties. During fiscal 2006, we also operated one fully owned Grill restaurant that opened in July.

Also during fiscal 2006, we managed or licensed, for the full fiscal year, 8 Daily Grill restaurants.

During the fiscal year ended December 25, 2005, we owned and operated, for the full fiscal year, 14 restaurants (10 Daily Grill and 4 Grill restaurants), including 2 Daily Grill and 3 Grill restaurants owned in partnership with third parties. During fiscal 2005, we also operated one fully owned Daily Grill that opened in March, one Daily Grill owned in partnership that opened in May and one fully owned Daily Grill which closed in July.

Also during fiscal 2005, we managed or licensed, for the full fiscal year, 8 Daily Grill restaurants.

During the fiscal year ended December 26, 2004, we owned and operated, for the full fiscal year, 14 restaurants (10 Daily Grill and 4 Grill restaurants), including 2 Daily Grill and 3 Grill restaurants owned in partnership. During 2004, we also operated one owned Daily Grill that opened in January.

Also during fiscal 2004, we managed or licensed, for the full fiscal year, 7 Daily Grill restaurants. During fiscal 2004, we commenced management of one Daily Grill that opened in November and terminated our license relating to the San Jose City Bar and Grill.

Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 78% of combined 2006 sales were food and non-alcoholic beverages and 22% were alcoholic beverages. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

Management and license fees revenues are derived from individually negotiated arrangements by which we manage restaurants on behalf of third parties or license to third parties the right to operate Daily Grill restaurants. Management and license fees are primarily influenced by the number of management and license arrangements in place, the negotiated management or license fee and the revenues of the managed or licensed restaurants. Management and license fees typically range from five to eight percent of gross sales of the subject restaurants. Management and license fee revenues also include incentive fees we receive which are based on a percentage of net income.

Revenues derived from reimbursement of operating expenses of managed outlets relate to contractual undertakings relating to managed restaurants wherein we assume responsibility for some or all operating expenses of managed restaurants and the restaurant owner undertakes to reimburse all of those expenses. Pursuant to the guidance of EITF 01-14 and EITF 99-19, we are considered to be the primary obligor with respect to the reimbursed expenses and, as such, report the reimbursed expenses as revenues with the expenses being reported as “Reimbursed Costs” under operating expenses.

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

In addition to restaurant operating expenses, we pay certain general and administrative expenses that relate primarily to operation of our home office. Home office general and administrative expenses consist primarily of salaries of officers, management personnel and clerical personnel, rent, legal and accounting costs, travel, insurance and office expenses. Also included in general and administrative expenses are the costs of SOX implementation, stock based compensation expense (in accordance with SFAS No. 123R) and other public company costs.

Recent Developments

Restaurant Openings, Leasing and Management. We opened one new restaurant during 2006. On July 17, 2006, we opened a Grill on the Alley restaurant in Dallas, Texas. This was the first opening of a Grill on the Alley concept restaurant since 2001.

In April 2006, we signed a management agreement for a hotel-based Daily Grill to open at the Westin Memphis Beale Street in Memphis, Tennessee. The restaurant owner will pay all construction and pre-opening costs. We will receive a management fee with an annual guaranteed minimum fee of $130,000. The restaurant is scheduled to open in the second quarter of 2007.

In June 2006, we signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by us if the total construction costs exceed $1.5 million. We will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. The restaurant is scheduled to open in the summer of 2007.

Credit Facility. In March 2006, we entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time our previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan”) to us of the lesser of (a) $8.0 million, or

(b) 2.25 times trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at our option and subject to certain limitations on the use of LIBOR based loans, equivalent to either (a) the prime rate, but not less than 7%, plus an applicable margin, or (b) the London Interbank Offered Rate, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon our leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at December 31, 2006 was equal to 10.85%.

In December 2006, the Credit Agreement was amended to increase the credit available under the Loan from $8.0 million to $12.0 million.

The Credit Agreement provides that we will pay all expenses incurred in connection with the Loan, including expenses incurred by the Lender. By separate agreement, we agreed to pay certain fees associated with the Loan, including a loan initiation fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly and a loan servicing fee of $3,000 per month. In March 2006, we borrowed $210,000 under the line of credit to pay costs associated with obtaining the financing.

The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. We may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (a) 3% with respect to prepayments occurring on or before March 9, 2007, and (b) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

Our obligations under the Credit Agreement are secured by a first lien on all of our assets, including all of the capital stock and other equity interests held in our subsidiaries, subject to existing liens on such assets. The Loan requires us to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. We must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

On March 31, 2006, we borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to MAG by our subsidiary Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which amounts were guaranteed by us, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to our Grill restaurant in Chicago.

Management Changes. In June 2006, following our annual stockholders meeting, Robert Spivak retired as our President and Chief Executive Officer and Philip Gay, our Executive Vice President and Chief Financial Officer, assumed the positions of President and Chief Executive Officer. Mr. Spivak continues to provide services to us in a consulting capacity and as a director. In July 2006, Wayne Lipschitz was hired and appointed as Vice President and Chief Financial Officer.

Income Taxes. During 2006, we determined, based on an analysis of our taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that we will recover the majority of our existing net deferred tax asset. Accordingly, during 2006, most of the previously recorded valuation allowance with respect to our deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, we realized a net tax benefit of about $3.4 million during 2006 and our consolidated balance sheets reflected a deferred tax asset of $4.8 million at December 31, 2006.

We still have a valuation allowance of $1.3 million consisting of $1.1 million for general business credits and $0.2 million for net operating losses (“NOL’s”). There is still some analysis to be done as to whether we can utilize all of the NOL’s and the general business credits as both of these have limitations. We will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Issuances of Common Stock. During 2006, we issued 642,317 shares of restricted common stock pursuant to the exercise, by 17 holders, of 1,333,334 warrants originally issued in a 2001 private placement. We received $613,000 from the exercise of 272,333 warrants at $2.25 per share. The remaining 369,984 shares were issued pursuant to the cashless exercise of 666,667 warrants at $2.00 and 394,334 warrants at $2.25 per share.

During 2006, we issued 35,250 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $40,000.

Stock Based Compensation. Effective December 26, 2005, the first day of the Company’s 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the condensed consolidated financial statements as permitted by SFAS No. 123.

As a result of the adoption of SFAS No. 123R, during 2006, we recorded compensation expense relating to stock option grants of $199,000. We recorded no compensation expense during the fiscal 2005 period relating to stock option grants. Had we reported stock based compensation expense under SFAS No. 123R during 2005, our pro forma compensation expense associated with option grants during 2005 would have been $151,000.

There were no modifications made to outstanding share options prior to the adoption of SFAS No. 123R. There have been no changes made to the quantity or type of incentive awards granted since the adoption of SFAS No. 123R. Terms for incentive compensation awards have remained the same in 2006 as they were in 2005.

As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $498,000, which is expected to be recognized over a weighted average period of approximately 5.8 years.

In March 2006, our board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006

Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. There were 183,250 and 147,250 options granted 2006 and 2005, respectively. At December 31, 2006, there were 318,250 shares available for grant under the 2006 Plan and an additional 77,300 shares available for grant under predecessor plans.

Amendment of Starwood Agreements. On June 21, 2006, we entered into a First Amendment to the Development Agreement (the “First DA Amendment”) with Starwood. The First DA Amendment amended the Development Agreement to (1) eliminate our obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants under the terms of the Development Agreement and (2) modify the exercise price of warrants issued following the opening of five restaurants under the terms of the Development Agreement.

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement before April 1, 2008, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the then outstanding shares. If the fifth restaurant is opened after April 1, 2008, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005.

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

On June 21, 2006, we entered into a First Amendment to Stockholders’ Agreement (the “First SA Amendment”) with Starwood. The First SA Amendment amends the July 27, 2001 Stockholders’ Agreement between us, Starwood and certain of our stockholders to (1) eliminate our obligation to cause at least two nominees of Starwood to be elected to our board of directors if ten or more restaurants are operated under the Development Agreement, and (2) modify certain provisions limiting the size of our board of directors.

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of our common stock, we shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

At December 31, 2006, we operated two restaurants under the terms of the Development Agreement. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity in which Starwood holds a non-controlling interest.

Purchase of HRP Contract Rights. On September 1, 2006, we entered into an Agreement for Purchase and Sale of Assets (the “HRP Purchase Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”), Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (collectively, the “HRP Sellers”).

Pursuant to the terms of the Purchase Agreement, the HRP Sellers agreed to sell and we agreed to purchase certain rights and interests of the HRP Sellers relating to the current and future operation of Company restaurants in hotel properties pursuant to the terms of an Agreement, dated August 27, 1998, as amended (the “HRP Agreement”). Under the terms of the HRP Agreement, the HRP Sellers had the exclusive right to obtain hotel-based locations for GCI restaurants and were entitled to receive a portion of the net income, management fees, licensing fees or similar fees of GCI from the operation of such hotel-based restaurants. At the date of the HRP Purchase Agreement, we operated seven restaurants subject to the HRP Agreement in San Francisco, California; Houston, Texas; Washington D.C.; Portland, Oregon; Burbank, California; Skokie, Illinois; and Long Beach, California.

Under the HRP Purchase Agreement, the HRP Sellers agreed to transfer to us all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the HRP Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the “Effective Date”), to eliminate exclusivity provisions under which we would use the HRP Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the HRP Sellers could cause us to purchase HRP and we could acquire HRP. Under the HRP Purchase Agreement, the HRP Sellers also agreed to relinquish any rights to fees or other compensation relating to restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The HRP Sellers will retain their rights in the management contracts relating to the Burbank, Skokie and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and subject to our rights to terminate operations of the Skokie and Long Beach restaurants.

The purchase price of the acquired assets under the Purchase Agreement is $2,771,133 (the “HRP Purchase Price”). The Purchase Price is payable, on a date (the “Closing Date”) that is the earlier of June 30, 2007 (the “Outside Closing Date”) or a mutually agreeable date not more than 10 days after the date on which the aggregate payments (the “Income Stream Payments”) received by the HRP Sellers, after the Effective Date, under the Transferred Agreements equal $294,151 (the “Maximum Income Stream Payments”). From and after the Effective Date the Income Stream Payments shall not exceed the Maximum Income Stream Payments after the payments of which no further payments shall be made to the HRP Sellers with respect to the Transferred Agreements. In the event that the HRP Sellers shall not have received the Maximum Income Stream Payments by the Closing Date, the Purchase Price shall be increased by the excess of the Maximum Income Stream Payments over the actual Income Stream Payments as of the Closing Date.

On the Effective Date, the HRP Agreement was further amended to eliminate the license granted thereunder for the HRP Sellers to operate managed outlets under the HRP Agreement, eliminate restrictions on the HRP Seller’s ability to provide similar hotel restaurant location services to parties other than GCI and to eliminate other provisions relating to the Transferred Agreements.

At the Closing Date, the HRP Sellers shall enter into a Non-Competition Agreement pursuant to which the HRP Sellers, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the HRP Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the HRP Sellers or affiliates of the HRP Sellers and managed by the HRP Sellers or the affiliates of the HRP Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the Non-Competition Agreement, mean a restaurant operated in ten or more locations under a single brand name.

Pursuant to the HRP Purchase Agreement, we agreed to indemnify the HRP Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

Results of Operations

The following table sets forth certain items as a percentage of total revenues from our Consolidated Statements of Operations during 2006, 2005 and 2004. As noted above, we typically analyze our operating expenses as a percentage of sales revenues, not total revenues.

	Fiscal Year Ended December
	2006	2005	2004
Sales revenues	77.7%	77.4%	78.5%
Cost reimbursements	19.9	20.2	19.5
Management and licensing fees	2.4	2.4	2.0

Total revenues	100.0	100.0	100.0
Cost of sales	22.0	21.8	22.7
Restaurant operating expenses	46.2	46.5	48.0
Reimbursed costs	19.9	20.2	19.5
General and administrative expenses	7.6	6.9	7.0
Depreciation and amortization	3.3	3.2	3.2
Pre-opening costs	0.5	0.4	0.3

Total operating expenses	99.5	99.0	100.7

Operating income (loss)	0.5	1.0	(0.7)
Interest, net	(0.3)	(0.2)	(0.4)
Debt extinguishment costs	(0.3)	—	—

Income (loss) before income tax and minority interest	(0.1)	0.8	(1.1)
Benefit (provision) for income taxes	4.2	(0.3)	(0.1)
Minority interest	(0.3)	0.8	1.3

Net income	3.8%	1.3%	0.1%

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues. Revenues for 2006 increased 14.1% to $80.7 million from $70.7 million in 2005. Sales revenues increased 14.5% to $62.7 million in 2006 from $54.7 million in 2005. Reimbursed managed outlet operating expenses increased 12.4% to $16.1 million from $14.3 million in 2005. Management and license fee revenues increased 15.3% to $1.9 million in 2006 from $1.7 million in 2005. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees.

Excluding the $0.7 million impact of the 53rd week of operations in 2006, sales for Daily Grill restaurants increased by 7.6% from $37.0 million in 2005 to $39.8 million in 2006. The increase in sales revenues for the Daily Grill restaurants from 2005 to 2006 was primarily attributable to opening of the Downtown Daily Grill in May 2005 ($1.6 million) and the Santa Monica Daily Grill in March 2005 ($0.8 million), and an increase in same-store sales of 5.5% ($1.7 million) for restaurants open for 12 months in both 2006 and 2005 offset by a decrease in sales at the LaCienega Daily Grill which closed in July 2005 ($1.4 million). Weighted average weekly sales at the Daily Grill restaurants increased 7.2% from $59,456 in 2005 to $63,731 in 2006.

Excluding the $0.5 million impact of the 53rd week of operations in 2006, sales for Grill restaurants increased by 22.6% from $17.7 million in 2005 to $21.7 million in 2006. The increase in sales revenues for the Grill restaurants from 2005 to 2006 was primarily attributable to the opening of the Dallas Grill in July 2006 ($1.8 million) and an increase in same-store sales of 12.3% ($2.2 million) for restaurants open for 12 months in both 2006 and 2005. Weighted average weekly sales at the Grill restaurants increased 8.2% from $85,110 in 2005 to $92,124 in 2006.

Price increases were implemented during the second and forth quarters of 2006 for several of the menu items. Selected price increases may be implemented from time to time in the future, consistent with the casual dining industry and how the economy fares. Future revenue growth is expected to be driven principally by a combination of expansion into new markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in guest count at existing restaurants and selected price increases. When entering new markets where we have not yet established a market presence, sales levels are expected to be initially lower than in existing markets where we have a concentration of restaurants and high customer awareness. Although our experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales could result.

Cost reimbursements increased in 2006 primarily due to increased sales at all managed locations.

Management and license fee revenues increased 15.3% ($0.2 million) from $1.7 million in 2005 to $1.9 million in 2006. Management and license fee revenues during 2006 were attributable to (1) restaurant management services relating to six hotel based restaurants which accounted for $1.7 million of management fees, and (2) licensing fees from the two licensed Daily Grill restaurants which totaled $0.2 million.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 14.6% to $80.2 million in 2006 from $70.0 million in 2005. The impact of the 53rd week of operations in 2006 on operating expenses was $1.0 million.

Cost of Sales. Cost of sales consists exclusively of the cost of food and beverages sold. Cost of sales increased by 15.0% ($2.3 million) and as a percentage of sales revenues increased to 28.4% in 2006 compared to 28.2% in 2005. The increase in cost of sales was attributable to the opening of new restaurants and increased sales generally. The increase in cost of sales as a percentage of sales is primarily due to price increases on purchases. Cost of sales were $0.3 million higher in 2006 due to the 53rd week of operations.

Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 13.4% to $37.2 million in 2006 from $32.8 million in 2005. As a percentage of sales revenues, restaurant operating expenses represented 59.4% in 2006 and 60.0% in 2005. Excluding the $0.6 million impact of the 53rd week of operations in 2006, the increase in restaurant operating expenses was primarily attributable to the opening of one restaurant in 2006 and two restaurants in 2005 ($2.6 million), partially offset by the closing of one restaurant in 2005 ($1.2 million). For comparable restaurants the expenses as a percentage of sales increased slightly to 59.6% from 59.1% in 2005.

Reimbursed Costs. Reimbursed costs increased 12.4% from $14.3 million in 2005 to $16.1 million in 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to increased sales at all managed locations.

General and Administrative. General and administrative expenses rose to $6.1 million in 2006 compared to $4.9 million in 2005. General and administrative expenses represented 7.6% of total revenues in 2006 as compared to 6.9% of total revenues in 2005. The dollar increase was primarily the result of an increase in home office compensation costs ($0.5 million), increased professional services ($0.3 million), stock based compensation expense ($0.2 million), office expenses ($0.2 million), increased travel expenses ($0.1 million) and the impact of the 53rd week of operations in 2006 ($0.1 million), offset by a legal settlement expense in 2005 ($0.2 million). The increase in home office compensation costs relates principally to the promotion of our prior Chief Financial Officer to the Chief Executive Officer position and the hiring of a new Chief Financial Officer while our prior Chief Executive Officer continued to provide services following his retirement from such position.

Depreciation and Amortization. Depreciation and amortization expense increased 17.2% to $2.6 million in 2006 compared to $2.2 million in 2005. The increase was due primarily to the opening of a Grill restaurant in 2006 and two Daily Grill restaurants during 2005, partially offset by the closing of one Daily Grill restaurant in 2005.

Pre-opening costs. Pre-opening costs totaled $0.4 million in 2006 as compared with $0.3 million in 2005. These pre-opening costs were attributable to the opening of the Dallas Grill on the Alley in 2006 and the opening of the Downtown Daily Grill and Santa Monica Daily Grill in 2005.

Interest, Net. Interest expense, net, totaled $0.3 million during 2006 as compared to $0.1 million in 2005. The increase in interest expense was primarily attributable to an increase in the amount drawn on our credit facility in 2006.

Debt extinguishment Costs. In March 2006 we retired the collateralized subordinated note payable and mandatorily redeemable capital obligations payable to the Michigan Avenue Group. We recorded a debt extinguishment loss on retirement of $0.3 million. A condition of the early debt retirement was a $0.2 million penalty to be paid out in four annual installments of $50,000 each. Additionally $69,000 of warrant costs and $10,000 of deferred loan costs associated with the debt was written off.

Benefit/Provision for income taxes. During 2006, we reported a tax benefit of $3.4 million compared to a provision for income taxes of $0.2 million in 2005. The favorable change in taxes reported during 2006 was attributable to the elimination of the majority of the valuation allowance with respect to the Company’s deferred tax asset. The benefit realized by the Company during 2006 was attributable to the determination, based on its taxable income over the preceding three years and its taxable income projected for the next three years, that it is more likely than not that the Company will recover its existing net deferred tax asset.

Minority Interest. We reported a minority interest in the income of our majority owned subsidiaries of $0.3 million during 2006, consisting of minority interest in the earnings of San Jose Grill on the Alley, LLC of $0.3 million and 612 Flower Daily Grill, LLC of $0.1 million, partially offset by a minority interest in the loss from The Daily Grill at Continental Park, LLC of $0.1 million and a partnership loss in the Universal CityWalk Daily Grill of less than $0.1 million. During 2005 we reported a minority interest in the loss of our majority owned subsidiaries of $0.6 million, consisting of a minority interest in the losses of The Grill on Hollywood, LLC of $0.1 million, The Daily Grill at Continental Park of $0.2 million, the 612 Flower Daily Grill LLC of $0.1 million and partnership loss in the Universal CityWalk Daily Grill of $0.3 million, partially offset by a minority interest in the earnings of San Jose Grill on the Alley, LLC of $0.2 million. We allocate profits and losses to the minority interest in our partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, we utilize a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture’s assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors’ share of the income or loss.

Net Income. We reported net income of $3.0 million in 2006 as compared to a net income of $0.9 million in 2005.

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

Price increases were implemented during the fourth quarter of 2005 for several of the menu items.

Cost reimbursements increased in 2005 primarily due to the full year operation of the Long Beach Daily Grill and improved sales at other managed restaurants.

Management and license fee revenues during 2005 were attributable to (1) restaurant management services relating to six hotel based restaurants which accounted for $1.5 million of management fees, and (2) licensing fees from the two licensed Daily Grill restaurants which totaled $0.2 million. The increase in management and license fees during 2005 was attributable to (1) management of one Daily Grill open a full year compared to 6 weeks in 2004, (2) 10% or more increases in sales at three managed Daily Grills and (3) a 10% sales increase at one licensed Daily Grill, partially offset by the termination in 2004 of our licensed San Jose City Bar and Grill operation.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 9.2% to $70.0 million in 2005 from $64.1 million in 2004.

Cost of Sales. Cost of sales consists exclusively of the cost of food and beverages sold. Cost of sales increased by 6.8% ($1.0 million) and decreased almost a full percentage point to 28.2% as a percentage of sales revenues in 2005 compared to 29.0% in 2004. The increase in cost of sales was attributable to the opening of new restaurants and increased sales generally. The decrease in cost of sales as a percentage of sales reflects a combination of improved cost controls, purchasing efficiencies and price increases.

Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 7.5% to $32.8 million in 2005 from $30.6 million in 2004. As a percentage of sales revenues, restaurant operating expenses represented 60.0% in 2005 and 61.2% in 2004. The increase in restaurant operating expenses was primarily attributable to the opening during 2005 of two Daily Grills accounting for $2.5 million of the increased costs partially offset by the closing of one restaurant resulting in a decrease of $0.8 million. For comparable restaurants the expenses as a percentage of sales improved to 59.1% from 60.2% in 2004.

Reimbursed Costs. Reimbursed costs increased 15.0% from $12.4 million in 2004 to $14.3 million in 2005. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to the full year operations of one Daily Grill that was open for only six weeks in 2004 and improved sales at other restaurants.

General and Administrative. General and administrative expenses rose to $4.9 million in 2005 compared to $4.5 million in 2004. General and administrative expenses represented 6.9% of total revenues in 2005 as compared to 7.0% of total revenues in 2004. The dollar increase was primarily the result of home office level bonuses ($375,000), a reserve for settlement of the meals and breaks lawsuit ($150,000) and increased professional services ($27,000), offset by decreased office expenses ($87,000), travel expenses ($36,000) and bad debt due to continued under performance at the Portland Daily Grill ($23,000).

Depreciation and Amortization. Depreciation and amortization expense was $2.2 million during 2005 and $2.0 million in 2004. The increase was due primarily to the addition of two Daily Grills during 2005.

Pre-opening costs. Pre-opening costs totaled $0.3 million in 2005 as compared with $0.2 million in 2004. These pre-opening costs were attributable to the opening of two Daily Grills in 2005 and the opening of one Daily Grill in 2004.

Interest, net. Interest expense, net, totaled $0.1million during 2005 as compared to $0.3 million in 2004. The decrease in interest expense was primarily attributable to substantially reduced warrant amortization in 2005 and lower interest on maturing debt combined with interest earned on funds in restricted accounts.

Benefit/Provision for income taxes. The 2005 provision for income taxes is comprised of amounts for federal and state taxes reduced by the income tax benefit resulting from the recognition of deferred tax asset that is considered more likely than not to be realized of $0.6 million. The provision for income taxes differs from the amount of income tax expense that would result from applying the domestic federal statutory tax rates to pretax income primarily due to the change in the deferred income tax valuation allowance, minority interests’ share of net loss of subsidiaries and the impact of state income taxes.

Minority Interest. We reported a minority interest in the loss of our majority owned subsidiaries of $0.6 million during 2005, consisting of a minority interest in the losses of The Grill on Hollywood, LLC of $0.1 million, The Daily Grill at Continental Park, LLC of $0.2 million, the 612 Flower Daily Grill LLC of $0.1 million and a partnership loss in the Universal CityWalk Daily Grill of $0.3 million, partially offset by a minority interest in the earnings of San Jose Grill on the Alley, LLC of $0.2 million. During 2004 we reported a minority interest in the loss of our majority owned subsidiaries of $0.8 million, consisting of a minority interest in the loss of The Grill on Hollywood, LLC of $0.4 million, The Daily Grill at Continental Park of $0.5 million and a partnership loss in the Universal CityWalk Daily Grill of $0.1 million, partially offset by a minority interest in the earnings of San Jose Grill on the Alley, LLC of $0.2 million. We allocate profits and losses to the minority interest in our partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, we utilize a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture’s assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors’ share of the income or loss.

Net Income. We reported a net income of $0.9 million in 2005 as compared to a net income of less than $0.1 million in 2004.

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity. At December 31, 2006, we had a working capital deficit of $3.5 million and a cash balance of $3.0 million as compared to a working capital deficit of $1.3 million and a cash balance of $3.2 million at December 25, 2005.

The decrease in our cash position reflects the following cash flows:

(in thousands)	2006	2005	2004
Net cash provided by operating activities	$3,781	$3,293	$3,272
Net cash used in investing activities	(4,226)	(2,673)	(2,843)
Net cash provided (used in) financing activities	333	1,134	(518)

Net (decrease) increase in cash	$(112)	$1,754	$(89)

Included in cash flows from operating activities were tenant improvement allowances of $1.8 million in 2006, $0.6 million in 2005, and $1.3 million in 2004.

The increased deficit in working capital was principally attributable to our entry into the HRP Purchase Agreement during 2006, under which we are obligated to pay an aggregate of $2.9 million by the end of June 2007.

Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from a $3.3 million to $3.8 million over the past three fiscal years. Growth has been funded through a combination of bank borrowing, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

Financing Facilities. At December 31, 2006, we had $1.2 million drawn on our line of credit, $0.4 million owing under equipment leasing financing transactions and loans/advances from a landlord of $0.1 million.

Our principal financing facility at December 31, 2006 consisted of our Credit Agreement with Diamond Creek Investment Partners, entered into in March 2006 and amended in December 2006, under which we have an available line of credit of the lesser of (a) $12.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. At December 31, 2006, $1.2 was owing under the Credit Agreement and the effective interest rate was 10.85%.

The Credit Agreement provides that we will pay all expenses incurred in connection with the Loan, including expenses incurred by the Lender. By separate agreement, we agreed to pay certain fees associated with the Loan, including a loan initiation fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly and a loan servicing fee of $3,000 per month.

The Loan matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the Loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events. We may prepay amounts owing under the Credit Agreement subject to payment of a prepayment premium of (a) 3% with respect to prepayments occurring on or before March 9, 2007, and (b) 1% with respect to prepayments occurring after March 9, 2007 and on or before March 9, 2008.

Our obligations under the Credit Agreement are secured by a first lien on all of our assets, including all of the capital stock and other equity interests held in our subsidiaries, subject to existing liens on such assets. The Loan requires us to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. We must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

Events of default in the Credit Agreement include, among others, (a) the failure to pay when due the obligations owing under the Credit Agreement, (b) the failure to perform and not timely remedy certain covenants, (c) certain cross defaults or cross accelerations, (d) the occurrence of bankruptcy or insolvency events, (e) the failure to make certain payments, or the occurrence of certain events, relating to retirement plans, (f) certain adverse judgments against us or any of our subsidiaries, (g) certain changes in ownership of our stock or the board of directors, or (h) the occurrence of, and failure to remedy, a Material Adverse Effect (as defined in the Credit Agreement). Upon the occurrence of an event of default, the Lender may terminate the Loan commitment and declare the Loan due and payable in full.

In conjunction with the establishment of our Credit Agreement with Diamond Creek Investment Partners, in March 2006 we terminated our prior line of credit facility with Union Bank while maintaining the equipment financing portion of that facility. At December 31, 2006, available credit totaled $600,000 under the equipment leasing facility with Union Bank, of which $350,000 had been utilized. Amounts borrowed under the equipment financing facility with Union Bank bear interest at rates ranging from 7.49% to 9.63% and mature between December 2009 and August 2011.

The Union Bank credit facility is collateralized by the subject equipment financed. In connection with this facility, we are required to comply with a number of restrictive covenants, including meeting certain debt service coverage and liquidity requirements.

Operating Leases. During 2006, we, and our subsidiaries, were obligated under 20 leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our executive offices. Such restaurant leases and the executive office lease contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $3.6 million in 2006 and percentage rent obligations, above and beyond minimum rent, of $0.9 million. Our minimum rent obligations for 2007 are $4.0 million.

Contractual Obligations. Our only material contractual obligations requiring determinable future payments on our part are various notes payable, amounts payable to the HRP Sellers under the HRP Purchase Agreement and our leases relating to our executive offices and restaurants, each of which is described above.

The following table details our contractual obligations as of December 31, 2006:

(in thousands)	Payments due by period
	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Long-term debt(1)	$1,682	$82	$188	$1,372	$40
Operating lease commitments	30,618	3,966	7,955	6,467	12,230
Other contractual obligations(2)	2,951	2,951	—	—	—

Total	$35,251	$6,999	$8,143	$7,839	$12,270

(1)	Excludes other long term liabilities of $8.7 million at December 31, 2006 consisting of tenant improvement allowances and deferred rents each of which is amortized over the life of the respective leases.
(2)	Consists of amounts payable as of December 31, 2006 under the HRP Purchase Agreement. Excludes any potential liability that may arise as a result of our agreement to indemnify HRP against any potential increase in tax liability that might result from a reallocation of the purchase price under the HRP Purchase Agreement.

Commitments Relating to Managed Restaurants and LLCs. We are party to various arrangements by which we either manage restaurants or operate restaurants in partnership with investors. Certain of these arrangements include undertakings on our part to provide capital or financing or entail certain guarantees on our part.

With respect to managed restaurants, we are typically contractually obligated to pay operating expenses of those restaurants but funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurant. Sales from these outlets are deposited directly into an agency account belonging to the owners and we pay the outlet operating expenses, including our fee, from this agency account.

The agreements and arrangements under which we may be required, as of December 31, 2006, to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

CityWalk. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations. Each time funds were necessary, we have agreed with our partner, to consider the advances additional capital contributions rather than loans. As of December 31, 2006, we had made additional capital contributions to the CityWalk Partnership of $396,000.

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

Portland Daily Grill. The management agreement for the Portland Daily Grill stipulates that the Owner shall provide working capital of no less than $50,000 or more than $150,000. If during any month there is insufficient working capital to pay for operating expenses, the Owner agreed to advance the required working capital until the balance of the Owner Working Capital Advance equals $150,000. Thereafter if additional working capital is necessary we as the manager will be required to loan necessary working capital. Any advances we make will earn interest at a rate of 12% per annum and will be repaid as second priority behind owner’s working capital advances but before any owner’s return of capital. At December 31, 2006 the owner had advanced $150,000. We had made no advances as of December 31, 2006.

612 Flower Daily Grill (Downtown). The Operating Agreement for the 612 Flower Daily Grill, LLC stipulates that each member is entitled to a preferred return on their capital contribution. If there is insufficient working capital to pay for operating expenses both the minority member and GCI are required to provide a working capital additional capital contribution up to a maximum of $100,000 to fund working capital shortfalls. No working capital additional capital contributions have been necessary to date. We have also guaranteed the fifteen-year lease for this restaurant.

Chicago—The Grill on the Alley. We had previously guaranteed the repayment of the senior promissory note as well as the contributed capital for Chicago—The Grill on the Alley totaling $904,000 at December 25, 2005. All amounts guaranteed with respect to Chicago—The Grill on the Alley were reflected on our balance sheet as liabilities. In March 2006, the amounts owing on the senior promissory note were paid in full from funds provided under our credit facility. For the next three years, on each anniversary of the repayment, we are required to make a $50,000 payment to the holder of the note as an early termination payment.

Our San Jose Grill, Chicago—Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) for which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

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

San Jose Grill. Distributions from the San Jose Grill are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to us, as manager, and (b) 50.05% of 90% to us and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to us, as manager, and (b) 50.05% of 83.33% to us and 49.95% to the investor members.

Chicago—The Grill on the Alley. Distributions from Chicago—The Grill on the Alley are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to us and 60% to the investor members.

Grill on Hollywood. Distributions from Grill on Hollywood are allocated as follows: (1) until the return of the investor member’s initial capital contributions, 10% to us, as manager, and 90% to the investor members, (2) thereafter and until the return of our initial capital contributions, 90% to us and 10% to the investor members, (3) thereafter and until return of the preferred returns, 10% to us and 90% to the investor members, and (4) thereafter, 51% to us and 49% to the investor members.

South Bay Daily Grill. Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to us, as manager, (2) thereafter, until return of any additional capital contributions, ratably between us and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.3% to us and 66.67% to the investor members, (4) thereafter, until return of investor member’s preferred return, 10% to us and 90% to the investor members, (5) thereafter, until the return of all investor member’s capital contributions, 10% to us and 90% to the investor members, (6) thereafter, until return of our preferred return, 90% to us and 10% to the investor members, (7) thereafter, until return of all of our capital contributions, 90% to us and 10% to the investor members, and (8) thereafter, 50.1% to us and 49.9% to the investor members.

Downtown Daily Grill. Distributions from Downtown Daily Grill are allocated as follows: (1) until return of all initial capital contributions, (a) 10% to us, as manager, and (b) 15.03% to us, as a member, and 74.97% to the investor members, (2) thereafter, until the return of all additional capital contributions, ratably among us and the investor members based on their additional capital contributions, (3) thereafter, until repayment of long term working capital loans by us, 100% to us, and (4) thereafter, (a) 8.335% to us, as manager, and (b) 50% to us, as a member, and 41.665% to the investor members.

Universal CityWalk Daily Grill. Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions 50% to us and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to us until return of initial capital contribution and (5) thereafter, 50% to us and 50% to the partner.

The following tables set forth a summary for each of the LLCs and the partnership of (1) the initial capital contributions of us and the minority LLC members or partner (the “Members”), (2) additional capital contributions, (3) the distributions of capital to the Members and/or us during the year ended December 31, 2006, (4) the unreturned balance of the capital contributions of the Members and/or us at December 31, 2006, (5) the Preferred Return rate to Members and/or us, (6) the accrued but unpaid preferred returns due to the Members and/or us at December 31, 2006, and (7) the management incentive fees, if any, payable to us.

(in thousands)	San Jose Grill			Chicago Grill On The Alley			The Grill On Hollywood
	Members		Company	Members		Company	Members		Company
Initial Capital Contribution:	$1,150	(a)	$350	$1,700	(b)	$—	$1,200		$250

Distributions of profit and note repayments during the year ended December 31, 2006:	$299		$299	$904		$—	$—		$—

Unreturned Initial Capital Contributions at December 31, 2006:	$—		$—	$—		$—	$1,200		$250

Preferred Return rate:	10%		10%	8%			12%		12%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—		$—	$—		$—	$—	(d)	$— (d)

Management Fee:			5%			5%			5%

	South Bay Daily Grill (Continental Park LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company(e)
Initial Capital Contribution:	$1,000		$350		$1,100		$—	$1,375	$275

Additional capital contributions	$100		$100		$396		$396	$25	$39

Distributions of profit during the year ended December 31, 2006:	$—		$—		$—		$—	$30	$10

Unreturned Initial and Additional Capital Contributions at December 31, 2006:	$1,100		$450		$1,496		$396	$1,370	$304

Preferred Return rate:	10%		10	%(c)	—		—	9%	9%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—	(d)	$—	(d)	$—	(d)	$—	$33	$7

Management Fee:			5%				5%		5%

(a)	The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b)	The initial capital contributions of the Members of Chicago—Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and we guaranteed the joint venture’s payment of these obligations. Distributions of capital and note repayments for the year ended December 31, 2006 includes $904,000 of capital and note repayments and $17,842 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk.
(c)	Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)

Due to the poor performance of the restaurant the preferred return is not being accrued. We are not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $1,015,000 and we would have an accrued preferred return of $212,000. If preferred returns were accrued for South Bay Daily Grill, the Member would have an accrued preferred return of $505,000 and we would have an accrued preferred return of $193,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued return of $663,000.

(e)	We are a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

Off-Balance Sheet Arrangements. At December 31, 2006, we had no off-balance sheet arrangements of the nature described in Item 303(a)(4) of Regulation S-K.

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

Capital expenditures were $4.1 million in 2006, $2.5 million in 2005 and $2.1 million in 2004. Capital expenditures in fiscal 2007 are expected to be approximately $6.7 million, primarily for the development of new restaurants, capital replacements and refurbishing or remodeling existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on our part. In addition, if we open more or less restaurants or remodel more or less restaurants than we currently anticipate, our capital requirements will increase or decrease, accordingly.

In January 2007 we signed a lease to open an owned Daily Grill restaurant in Austin, Texas. The new restaurant will be featured along the upscale Main Street center of The Domain, a mixed-use retail, residential and office village. The restaurant is currently scheduled to open in the third quarter of 2007. Construction of the restaurant is being paid for through a $0.7 million tenant improvement allowance, existing cash and our credit facility.

In January 2007 we signed a lease agreement to open an owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is current scheduled to open in late 2008. Construction of the restaurant is being paid for through a $1.3 million tenant improvement allowance, existing cash and our credit facility.

In March 2007, we signed a lease agreement to open an owned Daily Grill restaurant in Phoenix, Arizona. The restaurant is currently scheduled to open in late 2008.

Convertible Securities and Warrants. We previously issued various convertible securities, warrants and common stock to finance restaurant openings in 1997 and 1998. 500 shares of Series II, 10% Convertible Preferred Stock issued in that transaction remained outstanding at December 31, 2006. All warrants issued in that transaction expired in 2002.

The Series II, 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of our common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at our option, in common stock at the then applicable conversion price. The Series II, Convertible Preferred Stock is subject to redemption, in whole or in part, at our option on or after the second anniversary of issuance at $1,000 per share. Accrued dividends in arrears total $476,000 at December 31, 2006 and $426,000 at December 25, 2005.

In 1999, in connection with the funding and opening of the Chicago—The Grill on the Alley, we issued a series of warrants to the member investor of Chicago—The Grill on the Alley consisting of (1) 177,083 warrants exercisable at $4.00 per share which expired in 2005; (2) 17,708 warrants exercisable at $4.00 per share if and when we exercise the first renewal option on the restaurant lease and expire in June 2010; and (3) 8,854 warrants exercisable at $4.00 per share if and when we exercise the second renewal option on the restaurant lease and expire in June 2015.

In July 2001, we completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which we sold 666,667 shares of restricted common stock and 666,667 stock purchase warrants exercisable at $2.00 to Starwood for $1,000,000. Concurrently, we sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants exercisable at $2.25 to other strategic investors for $1,000,000. During 2006, we issued 642,317 shares of common stock pursuant to the exercise of the warrants. We received $612,749 from the exercise of 272,333 of the $2.25 warrants. The remaining shares were issued under cashless exercise provisions of the $2.00 warrants and the balance of the $2.25 warrants.

Starwood Alliance

In conjunction with the July 2001 investment by Starwood, we and Starwood entered into the Development Agreement under which we and Starwood agreed to jointly develop our restaurant properties in Starwood hotels.

Under the Development Agreement, either we or Starwood may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principal to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

Under the Development Agreement, as amended by the First DA Amendment in 2006, upon the opening of a fifth restaurant pursuant to the Development Agreement, we are obligated to issue to Starwood warrants to acquire (1) a number of shares of our common stock equal to 4% of the outstanding shares upon opening of the fifth restaurant provided that such restaurant opens on or before April 1, 2008 or (2) if the fifth restaurant does not open until after April 1, 2008, a number of shares of our common stock equal to 4% of the shares outstanding at December 25, 2005.

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

Short-Term Financing Requirements

Management believes that we have adequate resources on hand and operating cash flow to sustain operations for at least the following 12 months through mid-2008. We project increased operating cash flows in 2007 which, when added to existing cash balances and our credit facility, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same-store sales. In the event of a decline in sales, as a result of deterioration of the economy or the hospitality industry or other factors, management believes it can respond to such a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment or loan arrangements, or a combination thereof.

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

Principals of Consolidation and Minority Interests. Our restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through five majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders’ equity.

We allocate profits and losses to the minority interest in our majority-owned subsidiaries based on the underlying economics of the investment. These may or may not reflect our ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, we utilize a hypothetical liquidation model to allocate profits and losses. Under this model, all of the ventures’ assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors’ share of the income or loss.

Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors that lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

Management has assessed all entities that are not wholly owned by us to determine if these entities would be considered VIEs and whether we would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago—The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, 612 Flower Daily Grill LLC and the Universal CityWalk Daily Grill joint partnership. We determined that we are the primary beneficiary for all these entities.

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

Based on our review of our presently operating restaurants and other long-lived assets, during the fiscal year ended December 31, 2006, we recorded no impairments of our long-lived assets.

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

Based on our review at December 31, 2006, the current reserve for uncollectable accounts receivable is adequate.

Recording Reimbursable Costs. We operate a number of restaurants under management agreements whereby we are responsible for all aspects of restaurant operation. For our services, we typically receive a management fee based on a percentage of revenue and an incentive fee that is usually a profit sharing arrangement. Under the terms of the management agreements, we are hired as an independent contractor and are responsible for all debts and liabilities of the restaurant. Additionally, all employees are employees of Grill Concepts, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EIFT 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we consider ourselves the primary obligor in these arrangements. Accordingly, we recognize restaurant expenses of the managed outlets in our financial statements and record the reimbursement for such expenses as revenues.

HRP. We were party to mirroring put and call options whereby HRP had the right to require us to buy HRP and we had the right to buy HRP on substantially identical terms. We concluded that the options relating to HRP would be defined as a derivative under FAS 133. However, because the purchase price was based on a floating price, it was determined that the value of the put and call would be identical so long as the formula resulted in a representative fair value of HRP.

We concluded that the multiple was based on fair value because the original formula was negotiated between two parties. This fact was reconfirmed when the HRP agreement was amended approximately three years later at the time we entered into a development agreement with Starwood Hotels and the multiple for the HRP put and call options did not change. We believe the multiple used in the formula to be within a tolerable range of those found in the marketplace. Therefore, management believes that the formula was a reasonable approximation of fair value of the HRP business that results in the put and call options having similar values. Additionally, because fair market puts and calls have little value on their own, any asset and liability related to these would be insignificant. No derivative accounting is necessary in these circumstances and therefore, no accounting recognition has been made in the financial statements.

The put and call options were terminated in 2006 pursuant to the HRP Purchase Agreement. As a result, we no longer are required to evaluate the appropriateness of the formula to assure that it represents fair market value.

New Accounting Requirements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company interprets that the evaluation of a tax position is a two step process. The first step is recognition. The Company is required to determine whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the merits of the position. In making the more likely than not examination, the presumption is the position will be examined and the tax authorities will have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is in the process of quantifying and determining the Company’s federal and state tax positions. The Company will disclose any tax issues in accordance with the Financial Interpretation No. 48 in its Form 10Q for the quarter ended April 1, 2007.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are significant, an entity should disclose its policy of presenting taxes and the amounts of taxes. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact its method for presenting sales taxes in its financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R, Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected not to use the alternative transition method as described in the FSP.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. SFAS No. 154 also requires that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The Company will adopt the provisions of SFAS No. 154, effective in 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a significant impact on the Company’s consolidated financial statements.

Impact of Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers. We do not believe that inflation has materially affected our operating results during the past two years.

A majority of our employees are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Our cost of operations have been affected by several increases in the federal and state minimum wage in recent years. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although we have been able to and will continue to attempt to pass along some increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in our prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at its restaurants.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. At December 31, 2006, borrowings under the credit line totaled approximately $1.2 million. Borrowings under the credit facility bear interest at variable rates based on either the lender’s prime rate or LIBOR. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of independent registered public accounting firm appear herein. See Index to Consolidated Financial Statements on page F-1 immediately following the signature page of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

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

In connection with the preparation of this Annual Report on Form 10-K, as of December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).

Based on the totality of the aforementioned, we concluded that our disclosure controls and procedures were effective as of December 31, 2006.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as a part of this Report:

(1) Consolidated Financial Statements: See Index to Financial Statements on page F-1 of this report for financial statements and supplementary data filed as part of this report.

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Allowances

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended, of Grill Concepts, Inc. (3)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (4)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (8)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (14)

3.5	Bylaws, as amended, of Grill Concepts, Inc. (1)

3.6	Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)

4.1	Certificate of Designation fixing terms of Series II Preferred Stock (4)

4.2	Specimen Common Stock Certificate (1)

10.1	Operating Agreement for San Jose Grill LLC, dated June 1997 (5)

10.2	Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (5)

10.3	Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (6)

10.4	License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C. (6)

10.5	Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (6)

10.6	Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (6)

10.7	Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (7)

+10.8	Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan, as amended February 27, 2001 (9)

10.9	Chicago - Grill on the Alley First Extension Warrant (10)

10.10	Chicago - Grill on the Alley Second Extension Warrant (10)

10.11	Guaranty - Michigan Avenue Group Note (10)

10.12	Operating Agreement for Chicago - The Grill on the Alley LLC (10)

10.13	Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (11)

10.14	Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

10.15	Development Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

Exhibit Number	Description of Exhibit
10.16	Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

10.17	Stockholders’ Agreement by and between Grill Concepts, Inc., Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of 1993. (12)

10.18	Form of $2.00 Warrant. (13)

10.19	Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001 (14)

+10.20	Employment Agreement, dated January 1, 2004, with Robert Spivak (16)

+10.21	Consulting Agreement with Robert Spivak (16)

+10.22	Form of Stock Option Agreement (17)

10.23	Change of Control Severance Agreement Form (18)

10.24	Credit Agreement, dated as of March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC (19)

10.25	Fee Letter, dated March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners LLC (19)

+10.26	Employment Agreement, effective March 3, 2006, with Philip Gay (20)

10.27	First Amendment to Development Agreement, dated June 20, 2006, between Grill Concepts, Inc. and Starwood Hotels and Resorts Worldwide, Inc. (21)

10.28	First Amendment to Stockholders Agreement, dated June 20, 2006, between Grill Concepts, Inc., Starwood Hotels and Resorts Worldwide, Inc. and certain stockholders of Grill Concepts, Inc. (21)

10.29	Agreement for Purchase and Sale of Assets, dated September 1, 2006, between Grill Concepts, Inc., Hotel Restaurant Properties, Inc., Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (22)

10.30	Amendment Number One to Credit Agreement, dated December 29, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC (23)

14.1	Code of Business Ethics—CEO and Senior Financial Officers (15)

14.2	Code of Ethics (15)

21.1*	Subsidiaries of Registrant

23.1*	Consent of Moss Adams LLP

31.1*	Section 302 Certification of CEO

31.2*	Section 302 Certification of CFO

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Compensatory plan or management agreement.
*	Filed herewith
(1)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form S-4 (Commission File No. 33- 85730) declared effective by the Securities and Exchange Commission on February 3, 1995.

(3)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant’s Current Report on Form 8-K dated March 3, 1995.
(4)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-QSB for the quarter ended June 29, 1997.
(5)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 28, 1997.
(6)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-QSB for the quarter ended September 27, 1998.
(7)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 27, 1998.
(8)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 27, 1999.
(9)	Incorporated by reference to the Company’s Definitive Proxy Statement filed May 29, 2001.
(10)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-K for the year ended December 26, 1999.
(11)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended April 1, 2001.
(13)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated May 16, 2001.
(14)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2001.
(15)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-K for the year ended December 28, 2003.
(16)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 28, 2004.
(17)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated August 8, 2005.
(18)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 25, 2005.
(19)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated March 10, 2006.
(20)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated March 13, 2006.
(21)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated June 20, 2006.
(22)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated September 1, 2006.
(23)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated December 29, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

By:	/s/ PHILIP GAY
Philip Gay
President

Dated: March 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP GAY Philip Gay	President, Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2007

/s/ MICHAEL WEINSTOCK Michael Weinstock	Chairman of the Board of Directors and Executive Vice President	March 28, 2007

/s/ BRUCE SCHWARTZ Bruce Schwartz	Director	March 28, 2007

/s/ GLENN GOLENBERG Glenn Golenberg	Director	March 28, 2007

/s/ RICHARD DANTAS Richard Dantas	Director	March 28, 2007

/s/ STEPHEN ROSS Stephen Ross	Director	March 28, 2007

/s/ ROBERT SPIVAK Robert Spivak	Director	March 28, 2007

/s/ WAYNE LIPSCHITZ Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)	March 28, 2007

Grill Concepts, Inc. and Subsidiaries

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Allowance for Doubtful Accounts:

(in thousands) Year Ended	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
December 26, 2004	$13	$134	$4	$143
December 25, 2005	$143	$95	—	$238
December 31, 2006	$238	$100	$1	$337

Valuation Allowance for Deferred Taxes:

(in thousands) Year Ended	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
December 26, 2004	$3,548	$22	$—	$3,570
December 25, 2005	$3,570	$497	$719	$3,348
December 31, 2006	$3,348	$—	$2,091	$1,257

Grill Concepts, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Grill Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Grill Concepts, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in Notes 2 and 8 to the consolidated financial statements, effective December 26, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

Moss Adams, LLP

Los Angeles, California
March 27, 2007

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2006	December 25, 2005
ASSETS
Current assets:
Cash	$3,049	$3,161
Inventories	922	727
Receivables, net of reserve ($337 and $238 in 2006 and 2005, respectively)	866	784
Income taxes receivable	153	—
Note receivable, current portion	15	15
Reimbursable costs receivable	1,262	912
Prepaid expenses and other current assets	882	401
Deferred income taxes	917	—

Total current assets	8,066	6,000

Furniture, equipment and improvements, net	15,182	13,372

Restricted cash	1,192	1,042
Note receivable	64	75
Liquor licenses	411	426
Deferred income taxes	3,682	577
Non-compete agreement, net	2,790	—
Goodwill, net	205	205
Other assets	643	276

Total assets	$32,235	$21,973

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,266	$1,457
Accrued expenses	4,977	4,320
Accrued managed outlets operating expenses	1,262	912
Income taxes payable	—	213
Payable to Hotel Restaurant Properties, Inc.	2,951	—
Long-term debt, current portion	82	48
Notes payable—related parties, current portion	—	312
Liability for debt extinguishment, current portion	50	—

Total current liabilities	11,588	7,262

Long-term debt	1,600	206
Notes payable—related parties	—	671
Liability for debt extinguishment	100	—
Other long-term liabilities	8,712	7,398

Total liabilities	22,000	15,537

Minority interest	1,548	1,630

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, 996,935 shares undesignated in 2006 and 2005	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 500 shares issued and outstanding in 2006 and 2005, liquidation preference of $976,000 and $926,000 in 2006 and 2005, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized in 2006 and 2005, 6,406,062 and 5,728,495 issued and outstanding in 2006 and 2005, respectively	—	—
Additional paid-in capital	14,538	13,686
Accumulated deficit	(5,851)	(8,880)

Total stockholders’ equity	8,687	4,806

Total liabilities, minority interest and stockholders’ equity	$32,235	$21,973

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31, 2006	December 25, 2005	December 26, 2004
Revenues:
Sales	$62,650	$54,706	$49,938
Cost reimbursements	16,072	14,299	12,439
Management and license fees	1,940	1,683	1,282

Total revenues	80,662	70,688	63,659

Operating expenses:
Cost of sales	17,764	15,446	14,465
Restaurant operating	37,242	32,844	30,552
Reimbursed costs	16,072	14,299	12,439
General and administrative	6,115	4,868	4,472
Depreciation and amortization	2,635	2,248	2,005
Pre-opening costs	440	301	167
Gain on sale of assets	(20)	(5)	(2)

Total operating expenses	80,248	70,001	64,098

Income (loss) from operations	414	687	(439)

Interest, net	(258)	(128)	(272)
Debt extinguishment costs	(279)	—	—

Income (loss) before benefit (provision) for income taxes and minority interest	(123)	559	(711)
Benefit (provision) for income taxes	3,406	(179)	(65)

Income (loss) before minority interest	3,283	380	(776)
Minority interest in net (profit) loss of subsidiaries	(254)	559	814

Net income	3,029	939	38

Preferred dividends accrued	(50)	(50)	(50)

Net income (loss) applicable to common stock	$2,979	$889	$(12)

Net income (loss) per share applicable to common stock:
Basic net income	$0.49	$0.16	$—

Diluted net income	$0.48	$0.14	$—

Average-weighted shares outstanding:
Basic	6,093	5,692	5,609

Diluted	6,323	6,251	5,609

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series II Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 28, 2003	500	$—	5,537,071	$—	$13,601	$(9,857)	$3,744
Exercise of stock options and warrants	—	—	113,075	—	48	—	48
Net income	—	—	—	—	—	38	38

Balance, December 26, 2004	500	—	5,650,146	—	13,649	(9,819)	3,830

Exercise of stock options and warrants	—	—	78,349	—	37		37
Net income	—	—	—	—	—	939	939

Balance, December 25, 2005	500	—	5,728,495	—	13,686	(8,880)	4,806

Exercise of stock options and warrants	—	—	677,567	—	653	—	653
Stock based compensation (SFAS No. 123R)	—	—	—	—	199	—	199
Net income	—	—	—	—	—	3,029	3,029

Balance, December 31, 2006	500	$—	6,406,062	$—	$14,538	$(5,851)	$8,687

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2006	December 25, 2005	December 26, 2004
Cash flows from operating activities:
Net income	$3,029	$939	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(728)	(656)	(342)
Amortized debt issuance costs	81	—	—
Provision for doubtful accounts	99	95	130
Stock based compensation	199	—	(84)
Depreciation and amortization	2,635	2,248	2,005
Gain on sale of assets	(20)	(5)	(2)
Loss on debt extinguishment costs	219	—	—
Deferred income taxes	(4,022)	(577)	—
Minority interest in net profit (loss) of subsidiaries	254	(559)	(814)
Changes in operating assets and liabilities:
Inventories	(195)	(107)	(35)
Receivables	(181)	(43)	(308)
Income taxes receivable	(153)	—	—
Reimbursable costs receivable	(350)	16	(348)
Prepaid expenses and other current assets	(249)	120	91
Non-compete agreement	(149)	—	—
Other assets	36	(117)	73
Accounts payable	809	(531)	942
Accrued expenses	520	1,876	257
Income taxes payable	(213)	33	69
Reimbursable costs payable	350	(16)	348
Tenant improvement allowances	1,810	577	1,252

Net cash provided by operating activities	3,781	3,293	3,272

Cash flows from investing activities:
Restricted cash	(150)	(160)	(810)
Proceeds from disposal of assets	55	5	5
Collections on note receivable	15	15	15
Purchase of liquor licenses	(16)	(76)	—
Purchase of furniture, equipment and improvements	(4,130)	(2,457)	(2,053)

Net cash used in investing activities	(4,226)	(2,673)	(2,843)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s Debt issuance costs	125 (488)	1,555 —	35 —
Return of capital, preferred return and profits to minority shareholder	(329)	(228)	(171)
Proceeds from line of credit and equipment financing	1,491	118	45
Payments on long-term debt	(62)	(208)	(284)
Payments on notes payable—related parties	(1,057)	(140)	(191)
Proceeds from exercise of stock options and warrants	653	37	48

Net cash provided by (used in) financing activities	333	1,134	(518)

Net increase (decrease) in cash	(112)	1,754	(89)
Cash, beginning of year	3,161	1,407	1,496

Cash, end of year	$3,049	$3,161	$1,407

Supplemental cash flows information:
Cash paid during the year for:
Interest	$262	$178	$141
Income taxes	$984	$384	$181
Non-cash investing and financing activities:
Non-compete agreement	$3,065	—	—
Capital lease equipment financing	$250	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business, Organization and Basis of Presentation

General

Grill Concepts, Inc. (unless context indicates otherwise, the terms “the Company,” “we,” “us” and “our” refer to Grill Concepts, Inc. and subsidiaries) is incorporated under the laws of the State of Delaware. The Company operates exclusively in the restaurant industry in the United States. At December 31, 2006, the Company owned and operated seventeen restaurants, consisting of nine Daily Grill restaurants in California; The Grill on the Alley (“The Grill”); The Grill in San Jose (“The San Jose Grill LLC”); The Grill in Chicago (“Chicago—The Grill on the Alley LLC”); The Grill on Hollywood (“The Grill on Hollywood, LLC”); The Dallas Grill on the Alley; one Daily Grill in Washington, D.C.; one Daily Grill in Virginia; and one Daily Grill in Maryland. Each of the Company’s restaurants is owned and operated on a non-franchise basis by the Company. In addition the Company manages six Daily Grill restaurants and licenses two additional Daily Grill restaurants.

Liquidity

At December 31, 2006, the Company had a working capital deficit of $3.5 million and a cash balance of $3.0 million as compared to a working capital deficit of $1.3 million and a cash balance of $3.2 million at December 25, 2005. The decrease in the Company’s cash was primarily due to $4.1 million of capital expenditures and $1.1 million of debt payments, partially offset by $3.8 million in cash provided by operating activities, which included $1.8 million from tenant improvement allowances.

The Company’s need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows, which have ranged from $3.3 million to $3.8 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant improvement allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $4.1 million in 2006, $2.5 million in 2005 and $2.1 million in 2004.

In March 2006, the Company entered into a financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at December 31, 2006 was equal to 10.85%.

In December 2006, the Company entered into an amendment to its Credit Agreement, which increased the maximum revolving credit available from $8.0 to $12.0 million. The Amendment

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also increases the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement. As consideration for the lender’s agreement to amend the credit agreement, the Company paid an amendment fee of $60,000 (see note 5).

At December 31, 2006, the Company had equipment financing from its previous credit facility in the amount of $600,000 for equipment to be delivered on or before June 30, 2006, with payments to be for terms of three to five years with interest at the bank’s reference rate. The facility is secured by assets and is subject to certain standard borrowing covenants.

At December 31, 2006, the Company had $0.4 million owing under the above mentioned equipment financing, $1.2 million under the new Credit Agreement, and loans/advances from a landlord of $0.1 million.

The Company projects increased operating cash flows in 2007 which, when added to existing cash balances and the Credit Agreement, will allow it to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest increases in same-store sales. Management believes that, if necessary, it can respond to a decrease in same-store sales through cost controls, reductions in discretionary capital improvements and borrowings under the Credit Agreement. Management believes that the Company has adequate resources on hand and operating cash flows to sustain operations for at least the following 12 months through December 2007.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest

The consolidated financial statements for the period ended December 31, 2006 include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., Grill Concepts CD, Inc., six majority-owned subsidiaries: The San Jose Grill LLC, Chicago—The Grill on the Alley, LLC, The Grill on Hollywood, LLC, the Daily Grill at Continental Park, LLC, and 612 Flower Daily Grill, LLC and Universal Grill Concepts Inc.’s investment in the Universal CityWalk Daily Grill. All significant inter-company accounts and transactions for the periods presented have been eliminated in consolidation. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations line, with minority interests in profits being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet line between liabilities and stockholders’ equity.

The Company allocates profits and losses to the minority interest in its partially owned subsidiaries based on the underlying economics of the investment. These may or may not reflect the Company’s ownership percentage and can be inconsistent with the allocation provisions specified in the joint venture agreements. Where there is a disparity among the ownership percentages, the terms of the agreements and the underlying economics, the Company utilizes a hypothetical liquidation model to allocate profits and losses. Under this model, all of the venture’s assets and liabilities as reflected in the balance sheet are assumed to be realized at their GAAP carrying values. The hypothetical liquidating proceeds are calculated at the end of each period and applied to the capital accounts as would occur under a true liquidation scenario. The change in this balance from period to period represents the investors’ share of the income or loss.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We reported a minority interest in the profits of our majority owned subsidiaries of $254,000 during 2006, consisting of minority interest in the profits of San Jose Grill on the Alley, LLC of $254,000 and 612 Flower Daily Grill, LLC of $115,000, partially offset by a minority interest loss allocation from The Daily Grill at Continental Park, LLC of $85,000 and a partnership loss in the Universal CityWalk Daily Grill of $30,000. During 2005 we reported a minority interest in the loss of our majority owned subsidiaries of $559,000, consisting of a minority interest in the loss of The Grill on Hollywood, LLC of $109,000, a minority interest loss allocation from The Daily Grill at Continental Park of $194,000, a minority interest in the loss of the 612 Flower Daily Grill LLC of $138,000 and partnership loss in the Universal CityWalk Daily Grill of $280,000, partially offset by a minority interest in the profits of San Jose Grill on the Alley, LLC of $162,000.

Effective December 28, 2003, the Company retroactively adopted the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”) and restated the prior period financial statements. Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors, which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

Management has assessed all entities, which are not wholly owned by the Company to determine if these entities would be considered VIEs and whether the Company would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: The San Jose Grill LLC, Chicago—The Grill on the Alley LLC, The Grill on Hollywood LLC, The Daily Grill at Continental Park LLC, 612 Flower Daily Grill and the Universal CityWalk Daily Grill joint partnership. The Company has determined it is the primary beneficiary for all these entities.

In connection with the building of a new restaurant, in June 2004, the 612 Flower Daily Grill, LLC was formed for the operation of the Daily Grill in downtown Los Angeles of which the Company owns 58.4%. Construction of the restaurant was funded primarily by a capital contribution of $1,375,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $600,000 from the landlord. The Company has contributed $313,500 as its investment in the LLC. The restaurant opened in May 2005. The 612 Flower Daily Grill, LLC is considered a variable interest entity for which the Company is the primary beneficiary and consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to provisions of the LLC agreement. The Company guaranteed the lease. Total assets and restaurant sales of the 612 Flower Daily Grill, LLC as of and for the year ended December 31, 2006 were approximately $2.3 million and $3.9 million, respectively.

In connection with the building of a new restaurant, in May 2002, The Daily Grill at Continental Park, LLC was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1,000,000 from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $350,000 in July 2002 as its investment in the limited liability company. The restaurant opened in January 2003. The Daily Grill at Continental Park, LLC is considered a variable interest entity for which the Company is the primary beneficiary.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Since adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Daily Grill at Continental Park, LLC as of and for the year ended December 31, 2006 were approximately $1.4 million and $2.9 million, respectively.

In connection with the building of a new restaurant, in July 2001, The Grill on Hollywood, LLC was formed for the operation of “The Grill on Hollywood” restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1,200,000 from the minority interest member of the limited liability company and a tenant improvement allowance of up to $1,015,000 received from the landlord. The Company contributed $250,000 to the limited liability company. The restaurant opened in November 2001. The LLC is considered a variable interest entity for which the Company is the primary beneficiary and is consolidated in the financial statements that include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Grill on Hollywood as of and for the year ended December 31, 2006 were approximately $0.7 million and $3.6 million, respectively.

In connection with the building of a new restaurant in December 1998, the Universal CityWalk Daily Grill joint partnership was formed for the purpose of owning and operating the “Daily Grill Short Order” restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. The partners of the entity are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner’s percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The restaurant opened in May 1999. The joint venture is considered a variable interest entity for which the Company is the primary beneficiary. Upon adoption of FIN 46, the Company consolidated the results of the joint venture. Total assets and restaurant sales of the Universal Grill as of and for the year ended December 31, 2006 were approximately $0.8 million and $2.5 million, respectively.

In connection with the building of a new restaurant, in February 1999, Chicago—The Grill on the Alley, LLC was formed for the operation of “The Grill on the Alley” restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1,190,000 and a loan of $510,000 from the minority interest member of the limited liability company and $750,000 of equipment financing. The restaurant was opened in June 2000. Chicago—The Grill on the Alley is considered a variable interest entity for which the company is the primary beneficiary. As a result of the adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company. Under the terms of the joint venture agreement, the limited liability company is obligated to repay both the capital contribution of the minority interest member and the loan, both of which accrue interest at eight percent per annum. The Company has guaranteed the joint venture’s repayment of both the loan and the contributed capital and therefore recorded the full amount of this obligation as part of related party debt and not as minority interest. Losses generated by the limited liability company have been recognized in the Company’s statement of operations with no allocation to the minority interest member. Total assets and restaurant sales of Chicago—The Grill on the Alley LLC as of and for the year ended December 31, 2006 were approximately $1.4 million and $6.3 million, respectively.

In connection with the building of a new restaurant, in January 1998, The San Jose Grill LLC was formed for the operation of “The Grill” restaurant in San Jose, California, of which the

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The restaurant opened in May 1998. The San Jose Grill LLC is considered a variable interest entity for which the Company is the primary beneficiary. As a result of the adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to the provisions of the LLC agreement. Total assets and restaurant sales of the San Jose Grill LLC as of and for the year ended December 31, 2006 were approximately $1.6 million and $6.0 million, respectively.

Fiscal Year

The Company’s fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year. The fiscal year 2006 consisted of 53 weeks ended December 31, 2006. The fiscal years 2005 and 2004 consisted of 52 weeks ended December 25, 2005 and December 26, 2004, respectively.

Reclassifications

Certain amounts in the prior years consolidated financial statements have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities, and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are typically determined based on a percentage of revenues and are recognized on an accrual basis when earned. Reimbursements for restaurant operating expenses are recorded as revenues in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of- Pocket’ Expenses Incurred,” as the Company is considered to be the primary obligor with respect to restaurant operating expenses.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in other accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the date of purchase to be cash equivalents.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Cash

At December 31, 2006 and December 31, 2005 restricted cash consisted of a certificate of deposit for $1,010,000 and $860,000, respectively, established at Union Bank of California, serving as collateral for a standby letter of credit to support a workers’ compensation policy, $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker’s compensation claims.

Workers’ Compensation Loss Reserve

Commencing in the first quarter of 2004 through November 2006, the Company obtained a large deductible worker’s compensation policy that includes a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million. The Company has established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to the Company utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors. In December 2006, the Company changed to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk are cash and cash equivalents. The Company currently maintains substantially all of its day-to-day operating cash balances with major financial institutions. At times during the year, and at December 31, 2006, cash balances were in excess of Federal Depository Insurance Corporation (“FDIC”) insurance limits.

Inventories

Inventories consist of food, soft beverages, wine and liquor and are stated at the lower of cost or market, cost generally being determined on a first-in, first-out basis.

Receivables

Receivable consist primarily of amounts due from our managed outlets, hotel charges and various food delivery companies, and are recorded when the products or services have been delivered.

The Company reviews the collectability of its receivables on an ongoing basis, and provides for an allowance when it considers the entity unable to meet its obligation. Due to the continued lower than expected performance at the Portland Daily Grill restaurant which was opened in September 2003, we have not received any of the management fees earned at this location and therefore, a full reserve was established for these receivables in 2006, 2005, and 2004.

Allowance for doubtful accounts is as follows:

(in thousands)	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
Year Ended:
December 26, 2004	$13	$134	$4	$143
December 25, 2005	$143	$95	—	$238
December 31, 2006	$238	$100	$1	$337

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Prepaid expenses and other current assets at December 31, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005
Lease incentives receivable	$232	$—
Prepaid expenses, other	650	401

Total prepaid expenses and other current assets	$882	$401

Furniture, Equipment and Improvements

Furniture, equipment and improvements are stated at cost.

Depreciation of furniture and equipment is computed by use of the straight-line method based on the estimated useful lives of 3 to 7 years of the respective assets. Leasehold improvements are amortized using the straight-line method over the life of the improvement or the remaining life of the lease, whichever is shorter. Interest costs incurred during construction were capitalized and are being amortized over the related assets’ estimated useful lives. When properties are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to current-year operations. The policy of the Company is to charge amounts expended for maintenance and repairs to current-year expense and to capitalize expenditures for major replacements and betterments.

Liquor Licenses

The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market. Such costs are not amortized as the licenses have an indefinite life.

Goodwill

Goodwill relates to the excess of cost over the fair value of the net assets of The Grill on the Alley in Beverly Hills, California acquired in April 1996. The Company accounts for goodwill under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangibles.” SFAS No. 142 addresses financial accounting and reporting requirements for acquired goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill is deemed to have an indefinite useful life and is not amortized but rather, tested at least annually for impairment. An impairment loss should be recognized if the carrying amount of goodwill is not recoverable and the carrying amount exceeds its fair value. The Company has not recognized any impairment losses.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Smallwares

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

Advertising and Promotion Costs

All costs associated with advertising and promoting products are expensed as incurred. These costs are in restaurant operating expenses. Advertising and promotion expense for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 was $821,000, $565,000, and $571,000, respectively.

Pre-opening Costs

Pre-opening costs are comprised of costs incurred prior to opening a new restaurant or while an existing restaurant is closed for renovation. Such costs include, but are now limited to, labor, utilities, rent, food costs and marketing. Pre-opening costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 follows:

(in thousands)	2006		2005		2004
	Earnings	Shares	Earnings	Shares	Earnings	Shares
Net income	$3,029		$939		$38
Less: preferred dividends accrued	(50)		(50)		(50)

Basic net income (loss) applicable to common stock	$2,979	6,093	$889	5,692	$(12)	5,609

Dilutive securities:
Dilutive stock options	—	105	—	125	—	—
Warrants	—	—	—	434	—	—
Convertible Preferred Stock	—	125	—	—	—	—

Diluted net income (loss) available to common stockholders	$2,979	6,323	$889	6,251	$(12)	5,609

Stock options exercisable into 233,786; 334,375; and 678,425 shares, for 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Warrants exercisable into 26,562; 26,562; and 1,719,037 shares for 2006, 2005 and 2004, respectively, were excluded from the calculation of diluted earnings per share because they were anti-dilutive. Convertible stock exercisable into 125,000 shares of common stock for 2005 and 2004 were excluded from the calculation of diluted earnings per share because they were anti-dilutive.

Stock Based Compensation

On December 26, 2005, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123R”) which requires that it measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. SFAS (R). The Company has applied the provisions of SAB 107 in the adoption of SFAS No. 123R and adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the current fiscal year. Prior to December 26, 2005, the

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company applied Accounting Principles board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The consolidated financial statements as of and the year ended December 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods to reflect the change in accounting method.

SFAS No. 123R requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the consolidated statement of operations. Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in APB 25, and related interpretations and chose to adopt the disclosure-only provisions of SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123” (“SFAS No. 148”). Under this approach, the Company disclosed the fair value of stock option grants based on the vesting provisions of the individual grants, but did not charge it to expense.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 25, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, forfeitures were accounted for as they occurred.

Distribution of Capital and Preferred Returns

The Company’s San Jose Grill, Chicago—Grill on the Alley, Grill on Hollywood, South Bay Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) for which the Company serves as manager and owns a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

The Universal CityWalk Daily Grill is owned by a partnership (“the CityWalk Partnership”) for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk Partnership until they have received their initial investment.

The principal distribution provisions with respect to each of the restaurant LLCs and the CityWalk Partnership are described below. In each instance, the balance of distributable cash

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

represents cash available for distribution to the members after all obligations, including minimum working capital advances, have been satisfied. The distribution provisions outlined below are consistent with the order of distributions in a liquidation scenario and are utilized for purposes of allocated profits and losses under the liquidation model described elsewhere in this report.

San Jose Grill Distributions from the San Jose Grill are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to the Company, as manager, and (b) 50.05% of 90% to the Company and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to the Company, as manager, and (b) 50.05% of 83.33% to the Company and 49.95% of 83.33% to the investor members.

Chicago—The Grill on the Alley Distributions from Chicago—The Grill on the Alley are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to the Company and 60% to the investor members.

Grill on Hollywood Distributions from Grill on Hollywood are allocated as follows: (1) until the return of the investor member’s initial capital contributions, 10% to the Company, as manager, and 90% to the investor members, (2) thereafter and until the return of the Company’s initial capital contributions, 90% to the Company and 10% to the investor members, (3) thereafter and until return of the preferred returns, 10% to the Company and 90% to the investor members, and (4) thereafter, 51% to the Company and 49% to the investor members.

South Bay Daily Grill Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to the Company, as manager, (2) thereafter, until return of any additional capital contributions, ratably between the Company and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.3% to the Company and 66.67% to the investor members, (4) thereafter, until return of investor member’s preferred return, 10% to the Company and 90% to the investor members, (5) thereafter, until the return of all investor member’s capital contributions, 10% to the Company and 90% to the investor members, (6) thereafter, until return of the Company’s preferred return, 90% to the Company and 10% to the investor members, (7) thereafter, until return of all of the Company’s capital contributions, 90% to the Company and 10% to the investor members, and (8) thereafter, 50.1% to the Company and 49.9% to the investor members.

Downtown Daily Grill Distributions from Downtown Daily Grill are allocated as follows: (1) until return of all initial capital contributions, 10% to the Company, as manager, 15.03% to the Company, as a member, and 74.97% to the investor members, (2) thereafter, until the return of all additional capital contributions, ratably among the Company and the investor members based on their additional capital contributions, (3) thereafter, until repayment of long term working capital loans by the Company, 100% to the Company, and (4) thereafter, 8.335% to the Company, as manager, 50% to the Company, as a member, and 41.665% to the investor members.

Universal CityWalk Daily Grill Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions 50% to the Company and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to the Company until return of initial capital contribution and (5) thereafter, 50% to the Company and 50% to the partner.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the initial capital contributions of the Company and the minority LLC members or partner (the “Members”), (2) additional capital contributions, (3) the distributions of capital to the Members and/or the Company during the year ended December 31, 2006, (4) the unreturned balance of the capital contributions of the Members and/or the Company at December 31, 2006, (5) the Preferred Return rate to Members and/or the Company, (6) the accrued but unpaid preferred returns due to the Members and/or the Company at December 31, 2006, and (7) the management incentive fees, if any, payable to the Company.

	San Jose Grill			Chicago Grill On The Alley			Grill On Hollywood
(in thousands)	Members		Company	Members		Company	Members		Company
Initial Capital Contribution:	$1,150	(a)	$350	$1,700	(b)	$—	$1,200		$250

Distributions of profit and note repayments during the year ended December 31, 2006:	$299		$299	$904		$—	$—		$—

Unreturned Initial Capital Contributions at December 31, 2006:	$—		$—	$—		$—	$1,200		$250

Preferred Return rate:	10%		10%	8%		—	12%		12%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—		$—	$—		$—	$—	(d)	$1 (d)

Management Fee:			5%			5%			5%

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands)	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (e)
Initial Capital Contribution:	$1,000		$350		$1,100		$—	$1,375	$275

Additional capital contributions	$100		$100		$396		$396	$25	$39

Distributions of profit during the year ended December 31, 2006:	$—		$—		$—		$—	$30	$10

Unreturned Initial and Additional Capital Contributions at December 31, 2006:	$1,100		$450		$1,496		$396	$1,370	$304

Preferred Return rate:	10%		10	%(c)	—		—	9%	9%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—	(d)	$—	(d)	$—	(d)	$—	$33	$7

Management Fee:			5%				5%		5%

(a)	The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b)	The initial capital contributions of the Members of Chicago—Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture’s payment of these obligations. Distributions of capital and note repayments for the year ended December 31, 2006 includes $904,000 of capital and note payments and $17,842 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk.
(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	Due to the poor performance of the restaurant the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation to the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $1,015,000 and the Company would have an accrued preferred return of $212,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $505,000 and the Company would have an accrued preferred return of $193,000. If preferred returns were accrued for the CityWalk Partnership the member would have an accrued preferred return of $663,000.
(e)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the Manager of this restaurant.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” requires disclosure of fair value information about most financial instruments both on and off the balance sheet, if it is practicable to estimate. SFAS No. 107 excludes certain financial instruments, such as certain insurance contracts, and all non-financial instruments from its disclosure requirements. Disclosures regarding the fair value of financial instruments have been derived using external market sources, estimates using present value or other valuation techniques.

The Company’s management believes that that the fair values of assets and liabilities that are on the financial statements classified as current approximates their carrying values because of the short-term maturity of these assets and liabilities. The fair values of non-current assets and liabilities that are financial instruments, including restricted cash, long-term debt and notes payable-related parties closely approximates their carrying value.

Recently Issued Accounting Requirements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the impact of the misstatement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the reversing effect of prior year misstatements on the income statement. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company interprets that the evaluation of a tax position is a two step process. The first step is recognition. The Company is required to determine whether it is more likely than not a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the merits of the position. In making the more likely than not examination, the presumption is the position will be examined and the tax authorities will have full knowledge of all relevant information. The second step is measurement. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is in the process of quantifying and determining the Company’s federal and state tax positions. The Company will disclose any tax issues in accordance with the FIN 48 in its Form 10-Q for the quarter ended April 1, 2007.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are presented on a gross basis, an entity should disclose its policy of presenting taxes and the amounts of taxes included in the statements of operations. EITF 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company does not expect the adoption of EITF 06-3 to impact its method for presenting sales taxes in its financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 123R-3, “Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards”. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS 123R, Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS 123R using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS 123R or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. The Company has elected not to use the alternative transition method as described in the FSP.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which requires retroactive application of a voluntary change in accounting principle to prior period financial statements unless it is impractical. SFAS No. 154 also requires

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that a change in method of depreciation, amortization or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 replaces APB Opinion 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” The Company will adopt the provisions of SFAS No. 154, effective in 2007. Management currently believes that adoption of the provisions of SFAS No. 154 will not have a significant impact on the Company’s consolidated financial statements.

3. Furniture, Equipment and Improvements, Net

Furniture, equipment and improvements at December 31, 2006 and December 25, 2005 consisted of the following:

(in thousands)	2006	2005
Furniture, fixtures and equipment	$11,355	$10,028
Leasehold improvements	20,203	17,904
Construction In Progress	414	13
Smallwares	679	602

Furniture, equipment and improvements	32,651	28,547

Less, Accumulated depreciation	(17,469)	(15,175)

Furniture, equipment and improvements, net	$15,182	$13,372

4. Accrued Expenses

Accrued Expenses at December 31, 2006 and December 25, 2005 consist of the following:

(in thousands)	2006	2005
Accrued payroll & taxes	$517	$921
Accrued sales tax	498	308
Accrued vacation	413	403
Accrued bonuses	563	587
Accrued rent	236	95
Workers’ compensation loss reserve	729	567
Accrued gift cards	269	179
Accrued credit card discounts	141	91
Accrued preferred return	25	72
Other	1,586	1,097

Total	$4,977	$4,320

5. Long-Term Debt

In March 2006, the Company entered into a new financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at December 31, 2006 was equal to 10.85%.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) by the Company’s subsidiary, Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which were guaranteed by the Company, with the balance used for general working capital purposes. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of December 31, 2006 is $150,000, which is included in current and long-term liabilities in the consolidated balance sheets.

The penalty on early extinguishment will be deemed to be a cash distribution of the Chicago Grill to MAG if the lease for the restaurant location of the Chicago Grill is renewed. After renewal, the Company will receive the next $200,000 of cash distributions from the Chicago Grill, prior to any distributions being made to MAG. The Company will record this cash distribution when received.

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

The Company’s obligations under the Credit Agreement are secured by a first lien on all of the Company’s assets, including all of the capital stock and other equity interests held by the

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company in its subsidiaries, subject to existing liens on such assets. The Loan requires the Company to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. The Company must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations. The Company is in compliance with all related debt covenants under the Credit Agreement for the 2006 fiscal year.

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

In December 2006, the Company entered into an amendment to its Credit Agreement, which increased the maximum revolving credit available under the credit agreement from $8.0 to $12.0 million. The Amendment also increases the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement. As consideration for the lender’s agreement to amend the credit agreement, the Company paid an amendment fee of $60,000.

At December 25, 2005 we had a bank credit facility that provided financing in the form of a revolving line of credit in the amount of $500,000, an irrevocable standby letter of credit in the amount of $860,000, increased to $1,010,000 in January 2006, and equipment financing in the amount of $500,000. The facility had a one-year term, was secured by assets and was subject to certain standard borrowing covenants. Interest was at the bank’s variable reference rate. In November 2005, we amended the equipment financing portion increasing the amount to $600,000 for equipment to be delivered on or before June 30, 2006, with payments to be for terms of three to five years with interest at the bank’s reference rate. In March 2006 we terminated the line of credit portion of this credit facility upon signing a new agreement.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debts at December 31, 2006 and December 25, 2005 are summarized as follows:

(in thousands)	2006	2005
Note payable to Small Business Administration collateralized by property, payable in monthly installments of $2, including interest at 4.0%, due September 2006.	$—	$12
Note payable to lessor, uncollateralized, payable in monthly installments of $1, including interest at 10.0%, due April 2013.	92	99
Note payable to Union Bank under the equipment financing portion of the credit facility, payable in monthly installments of $1, including interest at 7.49%, due December 2009.	32	41
Note payable to Union Bank second draw under the equipment financing portion of the credit facility, payable in monthly installments of $2 including interest at 8.14%, due May 2010.	82	102
Note payable to Union Bank third draw under the equipment financing portion of the credit facility, payable in monthly installments of $5, including interest at 9.63%, due August 2011.	236	—
Line of credit with Diamond Creek Investment Partners, LLC due March 2011. The interest rate at December 31, 2006 was 10.85%.	1,240	—

	1,682	254
Less, Current portion of long-term debts	82	48

Long-term portion	$1,600	$206

Principal maturities of long-term debt are as follows:

Year Ending December:
(in thousands)
2007	$82
2008	90
2009	99
2010	78
2011	1,293
Thereafter	40

Total	$1,682

6. Other Long-Term Liabilities

In connection with certain of the Company’s leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, the Company recognizes a liability for deferred rent where lease payments are lower than rental expense recognized on a straight-line basis.

Other Long-Term Liabilities at December 31, 2006 and December 25, 2005 were comprised of:

(in thousands)	2006	2005
Tenant Improvement Allowances	$6,609	$5,140
Deferred Rent	2,103	2,258

Total Other Long-Term Liabilities	$8,712	$7,398

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Related Parties

Debts with related parties at December 31, 2006 and December 25, 2005 consisted of:

	2006	2005
Uncollateralized note payable to officer/Board member/major shareholder, with interest payable at a rate of 10% per annum. The note payable and was retired during 2006.	$—	$70,000
Uncollateralized subordinated note payable to officer/Board member/major shareholder, with interest payable at a rate of 7.0% per annum. The note payable was retired in 2006.	—	85,000
Collateralized subordinated note and mandatorily redeemable capital payable to a member of Chicago – The Grill on the Alley LLC. The original principal amount of the note was $1,699,000. Although $1,190,000 of the note was converted to equity in February 1999, the LLC was obligated to repay the capital on terms similar to the original note. The note was retired in 2006.	—	828,000

	—	983,000
Less, Current portion of notes payable – related parties	—	312,000

Long-term portion	$—	$671,000

Related party interest expense incurred was $36,000, $125,000, and $174,000 in fiscal years 2006, 2005 and 2004, respectively.

Two stockholders, who are also directors and officers, or former officers, of the Company, have previously loaned the Company money. Interest accrued on these loans and was being paid quarterly. In December 2006, the Company retired these loans. Interest accrued was $0, $51,000 and $104,000 for the fiscal years 2006, 2005 and 2004, respectively.

The holder of all of the Company’s preferred stock is a part owner of the San Jose Fairmont Hotel, the site of The San Jose Grill LLC. Lease payments made to the Fairmont Hotel were $387,000, $257,000, and $160,000 for the fiscal years 2006, 2005 and 2004, respectively. The holder of the preferred stock is also a part owner of the San Jose Hilton Hotel, the site of The City Bar & Grill, which was operated under a license agreement. The license agreement was terminated during 2004. Revenue related to the license and management agreement was zero, zero and $4,000 for the fiscal years 2006, 2005 and 2004, respectively.

Hotel Restaurant Properties, Inc.

In August 1998, the Company entered into an agreement (the “HRP Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”) in which HRP agreed to assist the Company in locating hotel locations for the opening of Company restaurants. One of the two original owners of HRP is a family member of the above-referenced preferred stockholder of the Company. On May 11, 1999 the HRP Agreement was amended under the same terms and conditions (“HRP II”) except that HRP II is 100% owned by the family member. Both HRP and HRP II are referred to as HRP. There were $214,000, $423,000 and $290,000 of management fees paid to HRP on the HRP Agreement for fiscal years 2006, 2005 and 2004, respectively. The HRP Agreement also provides

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that HRP would repay to the Company amounts advanced to managed units on behalf of HRP. Receivables from HRP were $282,000, $545,000 and $396,000 for the fiscal years 2006, 2005 and 2004, respectively.

The HRP Agreement contained a clause whereby, HRP had the right to cause the Company to purchase HRP (the put option) at any time there was a change in control or after May 2004 subject to certain conditions and the Company had the right to purchase HRP (the call option) after May 2004 subject to certain conditions.

In September 2006, the Company entered into an Agreement for Purchase and Sale of Assets (the “HRP Purchase Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”), Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (collectively, the “Sellers”).

Pursuant to the terms of the HRP Purchase Agreement, the Sellers agreed to sell to the Company and the Company agreed to purchase from the Sellers certain rights and interests of the Sellers relating to the current and future operation of Company restaurants in hotel properties pursuant to the terms of the HRP Agreement, as amended. Under the terms of the HRP Agreement, the Sellers had the exclusive right to obtain hotel-based locations for Company restaurants and were entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. The Company, at the date of the HRP Purchase Agreement, operated seven restaurants subject to the HRP Purchase Agreement in Skokie, Illinois; San Francisco, California; Houston, Texas; Washington D.C.; Burbank, California; Portland, Oregon, and Long Beach, California.

Under the HRP Purchase Agreement, the Sellers agreed to transfer to the Company all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the HRP Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the “Effective Date”), to eliminate exclusivity provisions under which the Company would use the Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the Sellers could cause the Company to purchase HRP and the Company could acquire HRP. Under the Purchase Agreement, the Sellers also agreed to relinquish any rights to fees or other compensation relating to Company restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The Sellers retained their rights in the management contracts relating to the Burbank, Skokie, and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and subject to the rights of the Company to terminate operations of the Skokie and Long Beach restaurants.

The consideration for the HRP Purchase Agreement is $2,771,133 (the “Purchase Price”). The Purchase Price is payable, on a date (the “Closing Date”) that is the earlier of June 30, 2007 (the “Outside Closing Date”) or a mutually agreeable date not more than 10 days after the date on

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the aggregate payments (the “Income Stream Payments”) received by the Sellers, after the Effective Date equals $294,151 (the “Maximum Income Stream Payments”). From and after the Effective Date the Income Stream Payments shall not exceed the Maximum Income Stream Payments after the payments of which no further payments shall be made to the Sellers with respect to the Transferred Agreements. In the event that the Sellers shall not have received the Maximum Income Stream Payments by the Closing Date, the Purchase Price shall be increased by the excess of the Maximum Income Stream Payments over the actual Income Stream Payments as of the Closing Date.

On the Effective Date, the HRP Agreement was further amended to eliminate the license granted thereunder for the Sellers to operate managed outlets under the HRP Agreement, eliminate restrictions on the Seller’s ability to provide similar hotel restaurant location services to parties other than the Company and to eliminate other provisions relating to the Transferred Agreements.

At the Closing Date, the Sellers are required to enter into a Non-Competition Agreement pursuant to which the Sellers, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the Non-Competition Agreement, means a restaurant operated in ten or more locations under a single brand name.

Pursuant to the HRP Purchase Agreement, the Company has agreed to indemnify the Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

The Company recorded the Non-Compete Agreement as of June 30, 2006 as a non-current asset. The asset is being amortized on a straight-line basis over the five-year term of the agreement. A corresponding Payable to HRP was recorded and is presented in the consolidated balance sheets net of amortization and Income Stream Payments made during the year.

The Company entered into the HRP Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as the Company grows it business of hotel-based restaurants.

At December 31, 2006 the total amount due HRP under the terms of the purchase agreement was $3.0 million.

Terms of the Michigan Avenue Group Extinguishment Obligations

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of December 31, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

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

Amendment to Starwood Development Agreement

On June 21, 2006, the Company entered into a First Amendment to the Development Agreement (the “First DA Amendment”) with Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). The First DA Amendment amends the Company’s July 27, 2001 Development Agreement with Starwood to (1) eliminate the Company’s obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants warrants issued following the opening of five restaurants under the terms of the Development Agreement.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

Change in Starwood Involvement

On March 7, 2007 Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) transferred all of its shares in the Company, totaling 923,873, as part consideration for the purchase of an interest in another food company called Eaturna LLC. In addition, Starwood agreed to transfer to Eaturna LLC, any and all rights that it may have and that are transferable under the Subscription Agreement, Development Agreement, Investor Rights Agreement and the Stockholder Agreement dated July 27, 2001, between Starwood and the Company.

8. Stockholders’ Equity

Series II, 10% Convertible Preferred Stock

In June 1997, the Company completed a private placement of 50,000 shares of common stock, 1,000 shares of Series I Convertible Preferred Stock, 500 shares of Series II, 10% Convertible Preferred Stock, 187,500 five-year $8.00 warrants and 187,500 five-year $12.00 warrants. The aggregate sales price of those securities was $1,500,000. The Series I Convertible Preferred Stock was converted to common stock in 2000 and the warrants expired during 2002.

The Series II 10% Convertible Preferred Stock is convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of the Company’s common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share. The Series II, 10% Convertible Preferred Stock is entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at the Company’s option, in common stock at the then-applicable conversion price. The Series II, 10% Convertible Preferred Stock is subject to redemption, in whole or in part, at the option of the Company on or after the second anniversary of issuance at $1,000 per share. There were no conversions as of December 31, 2006. Accumulated dividends in arrears totaled $476,000 and $426,000 as of December 31, 2006 and December 25, 2005, respectively.

Starwood Warrants

In July 2001, the Company completed a transaction with Starwood Hotels and Resorts Worldwide, Inc. pursuant to which (1) the Company and Starwood entered into a Development Agreement under which the Company and Starwood agreed to jointly develop the Company’s restaurant properties in Starwood hotels; and (2) the Company sold 666,667 shares of restricted common stock and 666,667 stock purchase warrants at $2.00 to Starwood for $1,000,000. Concurrently, the Company sold an additional 666,666 shares of restricted common stock and 666,666 stock purchase warrants at $2.25 to other strategic investors for $1,000,000. Proceeds reflected in the financial statements are net of transaction costs.

Under the Development Agreement, as amended by the First DA Amendment in 2006, upon the opening of the fifth restaurant pursuant to the Development Agreement, the Company is obligated to issue to Starwood five year warrants to acquire (1) a number of shares of the

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s common stock equal to four percent of the outstanding shares upon opening a fifth restaurants, provided that such restaurant opens on or before April 1, 2008, or (2) if the fifth restaurant does not open until after April 1, 2008, a number of shares of the Company’s common stock equal to four percent of the shares outstanding at December 31, 2005.

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

In addition to the warrants described above, if and when the aggregate number of Company restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, the Company will be obligated to issue to Starwood a warrant to purchase a number of shares of the Company’s common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date. On each anniversary of that date at which the restaurants operated under the Development Agreement continue to exceed the 35% threshold, for so long as the Development Agreement remains effective, the Company shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

During 2006, Starwood exercised 666,667 warrants pursuant to a cashless exercise and was issued 257,206 shares of common stock. At December 31, 2006, Starwood held no warrants.

Other Warrants

As of December 31, 2006 and December 25, 2005, there were outstanding warrants for the purchase of 26,252 and 1,359,846 common shares with a weighted average exercise price of $7.00 and $2.22, respectively.

In February 1999, 177,083 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago—The Grill on the Alley, LLC. These warrants expired April 1, 2005.

In February 1999, 17,708 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago—The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago—The Grill on the Alley, LLC. These warrants expire June 2010.

In February 1999, 8,854 warrants exercisable at $4.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago—The Grill on the Alley, LLC. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago—The Grill on the Alley, LLC. These warrants expire June 2015.

The fair value of all the warrants issued in connection with receiving the loan from a member of Chicago—The Grill on the Alley, LLC have been recognized as a debt discount and recorded as

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

a reduction to the loan balance. Accretion of the discount is recognized as additional interest expense using the effective interest method.

In November 1999, 3,750 warrants exercisable at $2.00 were issued as additional compensation in relation to a private placement memorandum. These warrants expired in November 2004.

In connection with a $400,000 loan to the Company, the Company issued 40,000 warrants to two accredited investors in July 2000. A co-trustee for both investors became a member of our Board of Directors in June 2001. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated lending arrangement with two accredited investors pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. In June 2004, all of these warrants were exercised in a cashless exercise. In July 2001, an additional 32,058 warrants exercisable for a period of four years were issued in connection with this loan at a price of $2.77 per share. The fair value of these warrants was amortized over the life of the loan. These warrants were exercised in 2005.

In October 2000, the Company issued 50,000 warrants to a professional advisor for services rendered. The warrants are exercisable for a period of four years at a price of $1.53 per share. The fair value of these warrants was expensed as general and administrative expense in the period issued. These warrants expired in October 2004.

In connection with a guarantee of the Company’s bank lending facility, the Company issued 150,000 warrants in July 2000 to two principal shareholders of the Company. The warrants are exercisable for a period of four years at a price of $1.406 per share. The warrants were issued pursuant to a privately negotiated guarantee of the

Company’s loan facility by two directors of the Company pursuant to the exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. These warrants were exercised in March and June 2004 in cashless exercises. In August 2001, an additional 150,000 warrants exercisable for a period of four years were issued in connection with the guaranty at a price of $2.12 per share. The fair value of the warrants was amortized over the life of the guarantee and was recorded as additional interest expense. These warrants were exercised in 2005.

Stock Options and Stock Based Compensation

We maintain performance incentive plans under which incentive stock options and non- qualified stock options may be granted to employees, consultants and non-employee directors. To date, we have granted both qualified and non-qualified stock options under these plans. Stock options are granted at the market price on the date of grant, generally vest at 20% per year, and generally expire ten years from the date of grant. We issue new shares of common stock upon exercise of stock options.

The Company’s Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the “1995 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). The Plans were approved at the respective 1996, 1998 and 2006 annual

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stockholders’ meetings. These Plans provide for options to be issued to the Company’s employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. In 2005, the 1995 Stock Option Plan expired.

Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. At December 31, 2006, there were 318,250 shares available for grant under the 2006 Plan and an additional 77,300 shares available for grant under predecessor plans.

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

On June 23, 2004, the Company’s Compensation Committee, as administrators of the Company’s stock option plans, resolved that the cashless exercise feature in the Company’s stock option plan will be eliminated for all currently outstanding and future grants, and a notification was subsequently given to all employees on July 30, 2004. Effective with this date, the Company reverted back to accounting for its options under the fixed accounting treatment.

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements as permitted by SFAS No. 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts were recognized as the forfeitures occurred.

As a result of adopting SFAS No. 123R, the impact to the consolidated statement of operations for the year ended December 31, 2006 on income before income taxes and net income was $199,000 and $119,000, respectively, and $0.03 and $0.02 on basic and diluted earnings per share, respectively. Stock based compensation expense related to the adoption of SFAS No. 123 is included in general and administrative expenses on the consolidated statement of operations.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to December 26, 2005, the Company accounted for its stock-based compensation under the intrinsic value method. No stock-based employee compensation cost was reflected in net income. The following table provides pro-forma net income (loss) and net income (loss) per share amounts using the fair value based method of SFAS No. 123R:

(in thousands, except per share amounts)	December 25, 2005	December 26, 2004
Net income, as reported Add: Stock compensation expense recorded, net of taxes	$939 —	$38 84
Deduct: stock compensation expense under fair value method, net of taxes	(151)	(189)

Net income (loss), pro forma	$788	$(67)

Net income (loss) per share, as reported:
Basic	$0.16	$0.00
Diluted	$0.14	$0.00
Net income (loss) per share, pro forma:
Basic	$0.13	$(0.02)
Diluted	$0.12	$(0.02)

There were 183,250; 147,250; and 180,000 options granted during the 2006, 2005 and 2004 fiscal years, respectively. For all of 2004, 2005 and 2006 we have utilized the Black-Scholes option pricing model for estimating our stock-based compensation cost. The weighted average grant date fair value for options granted in 2006, 2005 and 2004 was $2.13, $3.02 and $1.95 per share, respectively.

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

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2006	2005	2004
Expected volatility	68.40%	67.04%	69.54%
Risk free interest rate	5.15%	4.09%	3.87%
Expected option life	6.33 years	8.90 years	8.44 years
Dividend yield	0%	0%	0%
Fair value cost of options granted	$2.13	$3.02	$1.95

At December 31, 2006 a total of 395,550 common shares are reserved for issuance pursuant to these plans.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options activity during the year ended December 31, 2006 was as follows:

	Number of Shares	Weighted- Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 26, 2005	713,275	$2.89
Granted	183,250	3.17
Exercised	(35,250)	2.14
Cancelled	(50,175)	3.96

Outstanding at December 31, 2006	811,100	$2.92	5.8	$395,928

Exercisable at December 31, 2006	484,850	$2.78	4.3	$254,692

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 29, 2006 of $3.01 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 31, 2006 was $31,000.

As of December 31, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $498,000, which is expected to be recognized over a weighted average period of approximately 5.8 years. As of December 31, 2006 there were 395,550 shares of common stock available, under all available stock option plans, for issuance pursuant to future stock option grants.

9. Pension Plan

Effective January 1, 1996, the Company established the Grill Concepts, Inc. 401(k) Plan (the “Plan”), a defined contribution savings plan, which is open to all employees of the Company who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows employees to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company’s contributions are discretionary. For the years 2006, 2005 and 2004, the Company made no contributions to the Plan.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate minimum lease payments under non-cancelable operating leases are as follows:

(in thousands)
Fiscal Year Ending
2007	$3,966
2008	4,033
2009	3,922
2010	3,448
2011	3,019
Thereafter	12,230

Total	$30,618

Rent expense was $4.5 million, $3.9 million, and $3.7 million, for fiscal years 2006, 2005 and 2004, respectively. Included in rent expense was $0.9 million, $0.6 million, and $0.7 million, for 2006, 2005 and 2004, respectively, for contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts.

Restaurants such as those operated by the Company are subject to litigation in the ordinary course of business; most of the related costs the Company expects to be covered by its general liability insurance. However, punitive damage awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against the Company. There can be no assurance that punitive damages will not be given with respect to any actions currently pending or that may arise in the future.

In June 2004, one of our former hourly restaurant employees filed a class action lawsuit against the Company in the Superior Court of California for Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiff has alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks. The case has been placed in a stay status pending the outcome of a review by the California Supreme Court of appealed cases of the same nature that is expected to happen in the first half of 2007. We intend to vigorously defend our position in all of these matters although the outcome cannot be ascertained at this time.

In March 2006, a Class Action complaint was filed against us in the Superior Court of California for the County of Los Angeles. The plaintiff and those similarly situated (Servers) complain that the Company has violated the labor code by having Servers “Tip Out” Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as “Tip-pooling.” This matter was dismissed on September 12, 2006 by the court after the Company filed demurrals and motion to strike the case.

The Company has three suppliers which account for a majority of our purchases. The Company has a policy of strengthening its supplier relationships by concentrating its purchases over a limited number of suppliers in order to maintain quality, consistency, and cost controls and

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to increase the suppliers’ commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers.

The Company plans on new restaurant openings during 2007 and beyond. The restaurants will be structured as owned or management agreements. In connection with the building of the restaurants, the Company may be obligated for a portion of the start-up and/or construction costs.

Commencing in 2004 through November 2006, the Company had a high deductible workers’ compensation insurance plan. During this period, the Company may have substantially higher exposure to losses resulting from claims under that policy should those claims exceed our prior deductible levels. In December 2006, we changed back to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan.

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

11. Income Taxes

The (benefit) provisions for income taxes for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004 are as follows:

(in thousands)	2006	2005	2004
Current – federal	$426	$577	$—
Current – state	188	179	65

Subtotal current	614	756	65

Deferred – federal	(3,381)	(577)	—
Deferred – state	(639)	—	—

Subtotal deferred	(4,020)	(577)	—

Total (benefit) provision for income taxes	$(3,406)	$179	$65

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

(in thousands)	2006	2005	2004
Taxes at federal tax rate	$(42)	$190	$(243)
State tax net of federal benefit	(5)	455	43
Variable incentive stock option	—	—	29
Change in valuation allowance	(2,091)	(222)	22
General business and tip tax credit	(693)	(160)	(48)
Minority Interests	(96)	(190)	186
Partnerships	(700)	—	—
Other	221	106	76

Total (benefit) provision for income taxes	$(3,406)	$179	$65

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities consist of the following as of December 31, 2006 and December 25, 2005:

(in thousands)	2006	2005
Deferred tax assets:
Net operating loss	$233	$602
Fixed Assets	1,275	1,151
Intangibles	128	89
General business credit Partnerships	1,536 1,749	1,234 —
Other	1,100	991

Total gross deferred tax assets	6,021	4,067

Less, Valuation allowance	1,257	3,348

Net deferred tax assets	4,764	719

Deferred tax liabilities:
Partnerships	—	(142)
State taxes	(165)	—

Total gross deferred tax liabilities	(165)	(142)

Net deferred tax assets and liabilities	4,599	577

Less, current portion	917	—

Net long-term deferred tax assets and liabilities	$3,682	$577

At December 31, 2006, the Company has available state net operating loss carryforwards of $3,991,000 that may be utilized to offset future state taxable earnings. The remaining state net operating losses began expiring in 2003. At December 31, 2006, the Company has available federal general business credit carryforwards of $1,536,000 that may be utilized to offset future federal tax liabilities. These credits expire beginning in 2018 through 2027.

Due to federal and state laws, the Company does not believe that it is more likely than not that portions of the general business credits and all of the state net operating losses will be utilized in the future. However, the Company has reversed the valuation allowance for certain deferred tax assets due to its demonstrated ability to generate taxable income and its demonstrated ability to utilize tax credits generated in a given tax year and carryovers to such tax years. Consequently, the Company has provided valuation allowances of $1,257,000 and $3,348,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

In addition, the Company performed an extensive tax basis study for its joint ventures. Based on the results of the study, the Company recorded an additional deferred tax asset of approximately $700,000 during the year ended December 31, 2006. For the year ended December 31, 2005, this asset would have had a full valuation allowance associated with it.

12. Store Openings and Closings

Openings

The Company opened an owned hotel-based Daily Grill restaurant in the Hyatt Bethesda in Bethesda, Maryland. The construction was financed by a $1.8 million tenant improvement

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance, which was treated as a lease incentive and recorded as a long-term liability and will be amortized over the life of the lease. The restaurant opened in January 2004.

The Company began management of a Long Beach, California hotel-based Daily Grill restaurant in November 2004.

The Company signed a lease in April 2004 to open an owned Daily Grill in an office park in Santa Monica, California. The construction was financed by a $2.2 million tenant improvement allowance, which was treated as a lease incentive and recorded as a long-term liability and will be amortized over the life of the lease. The restaurant opened in March 2005.

In connection with the building of a new restaurant the 612 Flower Daily Grill, LLC was formed for the operation of a Daily Grill restaurant in downtown Los Angeles, California. The construction of the restaurant was funded through a combination of equity capital and a $0.6 million tenant improvement allowance. The tenant improvement allowance was treated as a lease incentive and will be amortized over the life of the lease. The restaurant opened in May 2005.

The Company signed a lease in September 2005 to open an owned Grill restaurant in a shopping mall in Dallas, Texas. The construction was financed by a $2.0 million tenant improvement allowance, which was treated as a lease incentive and recorded as a long-term liability and will be amortized over the life of the lease. The restaurant opened in July 2006.

In March 2006, the Company entered into an agreement to manage a hotel-based Daily Grill restaurant in Memphis, Tennessee. The restaurant is scheduled to open in April 2007.

In June 2006, the Company entered into an agreement to manage a hotel-based Daily Grill restaurant in Seattle, Washington. The restaurant is scheduled to open in the summer of 2007.

Closings

In July 2005, the lease for the La Cienega Daily Grill expired and was not renewed.

12. Subsequent Events

New Restaurant Development

On January 5, 2007 we signed a lease to open an owned Daily Grill restaurant in Austin, Texas. The new restaurant will be featured along the upscale Main Street center of The Domain, a mixed-use retail, residential and office village. The restaurant is currently scheduled to open in the third quarter of 2007.

On January 16, 2007 we signed a lease agreement to open an owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in late 2008.

On March 16, 2007 we signed a lease agreement to open an owned Daily Grill restaurant in Phoenix, Arizona. The restaurant in currently scheduled to open in late 2008.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Lease Amendment

On February 5, 2007 we signed a lease extension on the Daily Grill located in Brentwood, California. The lease extension is for a period of 4 1/2 years, with all other major agreement terms remaining the same.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal years 2006 and 2005 is as follows:

(in thousands, except for per share data)	Quarter Ended
	March 26, 2006	June 25, 2006		September 24, 2006	December 31, 2006
Total revenues	$19,300	$18,726		$19,204	$23,432
Income (loss) from operations	596	(88)		(488)	394
Net income (loss)	482	1,510	(a)	(445)	1,482	(b)
Basic net income (loss) per share	$0.08	$0.26		$(0.07)	$0.23
Diluted net income (loss) per share	$0.08	$0.23		$(0.07)	$0.22

	March 27, 2005	June 26, 2005		September 25, 2005	December 25, 2005
Total revenues	$17,212	$16,906		$17,375	$19,195
Income (loss) from operations	706	66		(117)	32
Net income (loss)	682	125		(188)	320
Basic net income (loss) per share	$0.12	$0.02		$(0.04)	$0.06
Diluted net income (loss) per share	$0.11	$0.02		$(0.04)	$0.05

Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year.

(a)	Quarterly net income includes tax benefits from the release of the majority of the valuation allowance against deferred tax assets.
(b)	Quarterly net income includes tax benefits from the additional release of the valuation allowance against deferred tax assets and the generation of general business credits.