Form 10-Q
period 2007-04-01
GRILL CONCEPTS INC
filed 2007-05-15
CIK 895041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

(310) 820-5559

(Registrant’s telephone number, including area code)

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

As of April 30, 2007, 6,518,100 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	April 1, 2007	December 31, 2006
ASSETS	(unaudited)
Current assets:
Cash	$2,378	$3,049
Inventories	923	922
Receivables, net of reserve ($261 and $337 in 2007 and 2006, respectively)	918	866
Income taxes receivable	173	153
Note receivable, current portion	15	15
Reimbursable costs receivable	769	1,262
Prepaid expenses and other current assets	866	882
Deferred income taxes	772	917

Total current assets	6,814	8,066
Furniture, equipment and improvements, net	15,751	15,182
Restricted cash	1,192	1,192
Note receivable	65	64
Liquor licenses	411	411
Deferred income taxes	3,682	3,682
Non-compete agreement, net	2,635	2,790
Goodwill, net	205	205
Other assets	597	643

Total assets	$31,352	$32,235

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,073	$2,266
Accrued expenses	4,908	4,977
Accrued managed outlets operating expenses	769	1,262
Payable to Hotel Restaurant Properties, Inc.	2,882	2,951
Long-term debt, current portion	80	82
Liability for debt extinguishment, current portion	50	50

Total current liabilities	10,762	11,588
Long-term debt	1,583	1,600
Liability for debt extinguishment	50	100
Other long-term liabilities	8,769	8,712

Total liabilities	21,164	22,000

Minority interest	1,461	1,548
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock; 1,000,000 shares authorized, 996,935 shares undesignated in 2007 and 2006	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 500 shares issued and outstanding in 2007 and 2006, liquidation preference of $992 and $976 in 2007 and 2006, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized in 2007 and 2006, 6,432,412 and 6,406,062 issued and outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	14,627	14,538
Accumulated deficit	(5,900)	(5,851)

Total stockholders’ equity	8,727	8,687

Total liabilities, minority interest and stockholders’ equity	$31,352	$32,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Three Months Ended
	April 1, 2007	March 26, 2006
	(unaudited)	(unaudited)
Revenues:
Sales	$17,037	$15,062
Cost reimbursements	4,197	3,818
Management and license fees	488	420

Total revenues	21,722	19,300
Operating expenses:
Cost of sales	4,864	4,174
Restaurant operating	9,991	8,940
Reimbursed costs	4,197	3,818
General and administrative	1,567	1,241
Depreciation and amortization	712	531
Pre-opening costs	169	—

Total operating expenses	21,500	18,704
Income from operations	222	596
Interest, net	(67)	(21)

Income before provision for income taxes and minority interest	155	575
Provision for income taxes	(126)	(68)

Income before minority interest	29	507
Minority interest in net profit of subsidiaries	(78)	(25)

Net (loss) income	(49)	482
Preferred dividends accrued	(6)	(13)

Net (loss) income applicable to common stock	$(55)	$469

Net (loss) income per share applicable to common stock:
Basic	$(0.01)	$0.08

Diluted	$(0.01)	$0.08

Weighted-average shares outstanding:
Basic	6,420	5,753

Diluted	6,420	6,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended
	April 1, 2007	March 26, 2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(49)	$482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(156)	(187)
Provision for doubtful accounts	(76)	—
Stock based compensation	38	38
Depreciation and amortization	712	531
Deferred income taxes	145	(179)
Minority interest in net profit of subsidiaries	78	25
Changes in operating assets and liabilities:
Inventories	(1)	24
Receivables	23	(255)
Income taxes receivable	(20)	—
Reimbursable costs receivable	493	(186)
Prepaid expenses and other current assets	16	53
Other assets	19	-
Accounts payable	(193)	(96)
Accrued expenses	(104)	(546)
Reimbursable costs payable	(493)	186
Payable to Hotel Restaurant Properties, Inc.	(69)	—
Tenant improvement allowances	213	—

Net cash provided by (used in) operating activities	576	(110)

Cash flows from investing activities:
Restricted cash	—	(150)
Purchase of furniture, equipment and improvements	(1,099)	(424)

Net cash used in investing activities	(1,099)	(574)

Cash flows from financing activities:
Debt issuance costs	—	(318)
Return of capital, preferred returns and profits to minority shareholders	(130)	(88)
Proceeds from line of credit	—	210
Payments on long-term debt	(19)	(14)
Payments on notes payable - related parties	—	(27)
Payments on liability for debt extinguishment	(50)	—
Proceeds from exercise of stock options and warrants	51	7

Net cash used in financing activities	(148)	(230)

Net decrease in cash	(671)	(914)
Cash, beginning of period	3,049	3,161

Cash, end of period	$2,378	$2,247

Supplemental cash flows information:
Cash paid during the period for:
Interest	$65	$39
Income taxes	$—	$286

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended April 1, 2007 have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 30, 2007.

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

Prepaid expenses and other current assets at April 1, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives receivable	$213	$232
Prepaid expenses, other	653	650

Total prepaid expenses and other current assets	$866	$882

3.	Restricted Cash

At December 31, 2006 restricted cash consisted of a certificate of deposit for $1,010,000 established at Union Bank of California, serving as collateral for a stand by letter of credit to support a workers’ compensation insurance policy, $72,000 held in escrow

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims. There were no changes to restricted cash during the three months ended April 1, 2007.

4.	Long-term Debt

In March 2006, the Company signed a new financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at April 1, 2007 was equal to 10.85%.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,000 of collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) by the Company’s subsidiary, the Chicago Grill on the Alley, LLC (the “Chicago Grill”), $6,000 of interest and $50,000 for the first annual penalty payment, all of which were guaranteed by the Company, with the balance used for general working capital purposes. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

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

5.	Liability for Debt Extinguishment

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations and the second of which was paid in March 2007. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of April 1, 2007 is $100,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

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

In connection with certain of the Company’s leases, the landlord has provided the Company with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, the Company records deferred rent where lease payments are lower than rental expense, recognized on a straight-line basis.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

Other Long-Term Liabilities at April 1, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives	$6,666	$6,609
Deferred rent	2,103	2,103

Total other long-term liabilities	$8,769	$8,712

7.	Income Taxes

On January 1, 2007 the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company did not recognize any additional liabilities for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of April 1, 2007.

The Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 28, 2003 through December 31, 2006. The Company and its subsidiaries’ state income tax returns are also open to audit under the same statute of limitations for the years ended December 29, 2002 through December 31, 2006.

The Company accrues interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. The Company had no such accrued interest or penalties included in accrued liabilities associated with unrecognized tax benefits as of the date of adoption or as of April 1, 2007.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of the Company’s general business credit carryforwards may be limited if there is greater than a 50% cumulative change in ownership.

The difference between the federal statutory rate of 34% and the effective tax rate of about 80% is due to applying the annual expected effective tax rate to the interim period. The difference between the statutory rate and the effective tax rate is due to the impact of state income taxes, income allocations to the minority interest and general business credits.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the three months ended April 1, 2007 and March 26, 2006 follows:

(in thousands)	Earnings	Shares 2007	Earnings	Shares 2006
Net (loss) income	$(49)		$482
Less: preferred dividends accrued	(6)		(13)

Basic net (loss) income applicable to common stock	(55)	6,420	469	5,753

Dilutive securities:
Dilutive stock options		—		489

Dilutive net (loss) income applicable to common stock	$(55)	6,420	$469	6,242

For the three months ended April 1, 2007; 419,892 options; 26,562 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended March 26, 2006; 315,375 options; 26,562 warrants; and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

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

In March 2006, the Company’s Board of Directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006 at the annual stockholders’ meeting. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. At April 1, 2007, there were 322,500 shares available for grant under the 2006 Plan and an additional 114,650 shares available for grant under predecessor plans.

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

The Company did not grant any stock options during the three months ended April 1, 2007. The Company granted 50,000 stock options during the three months ended March 26, 2006. The weighted-average fair value of stock options granted was $2.18 for the quarter ended March 26, 2006. The fair value of each option grant issued in the quarter ended March 26, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: (a) no dividend yield on the Company’s stock, (b) expected volatility of 68.9%, (c) risk-free interest rate of 5.21%, and (d) an expected option life of 6.5 years.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

Stock options activity during the three months ended April 1, 2007 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	811,100	$2.92
Granted	—	—
Exercised	(26,350)	1.95
Cancelled	(41,600)	3.41

Outstanding at April 1, 2007	743,150	$2.93	5.7	$4,955,165

Exercisable at April 1, 2007	448,490	$2.80	4.1	$3,006,846

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on April 1, 2007 of $8.97 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on April 1, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended April 1, 2007 was $98,000 and $6,000 for the three months ended March 26, 2006. As of April 1, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $449,000, which is expected to be recognized over a weighted average period of approximately 2.8 years.

10.	Common Stock Transactions

During the three months ended April 1, 2007, the Company issued 26,350 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $51,000. During the three months ended March 26, 2006, the Company issued 4,000 shares of common stock for the aggregate consideration of $7,000.

On April 18, 2007; 9,496 shares of common stock that were previously given to the Company as consideration for warrant exercises, were cancelled.

On April 30, 2007, the Company issued 95,184 shares of common stock on conversion of 500 shares of Series II, 10% Convertible Preferred Stock outstanding.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

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

The following tables set forth a summary for each of the LLC’s and the CityWalk Partnership of (a) the distributions of capital to the Members and/or the Company during the three months ended April 1, 2007, (b) the unreturned balance of the capital contributions of the Members and/or the Company at April 1, 2007, and (c) the accrued, but unpaid, preferred returns due to the Members and/or the Company at April 1, 2007:

(in thousands)	San Jose Grill		Chicago Grill On The Alley		The Grill On Hollywood
	Members	Company	Members	Company	Members		Company
Distributions of profit during the three months ended April 1, 2007:	$86	$86	—	—	—		—

Unreturned Initial Capital Contributions at April 1, 2007:	—	—	—	—	$1,200		$250

Preferred Return rate:	10%	10%	8%	—	12%		12%

Accrued but unpaid Preferred Returns at April 1, 2007:	—	—	—	—	(a	)	(a	)

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

(in thousands)	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company
									(c	)
Distributions of profit during the three months ended April 1, 2007:	—		—		—		—	$45	$15

Unreturned Initial and Additional Capital Contributions at April 1, 2007:	$1,100		$450		$1,496		$396	$1,325	$289

Preferred Return rate:	10%		10	%(b)	—		—	9%	9%

Accrued but unpaid Preferred Returns at April 1, 2007:	(a	)	(a	)	(a	)	—	$35	$8

(a)	Due to the under performance of the restaurants (and the prior under performance of The Grill On Hollywood) the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill On Hollywood, the member would have an accrued preferred return of $1,182,000 and the Company would have an accrued preferred return of $225,000. If preferred returns were accrued for the South Bay Daily Grill, the member would have an accrued preferred return of $546,000 and the Company would have an accrued preferred return of $215,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued preferred return of $699,000.
(b)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(c)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the manager of this restaurant.

12.	Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are presented on a gross basis, an entity should disclose its policy of presenting taxes and the amounts of taxes included in the statements of operations. EITF No. 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company adopted EITF No. 06-3 in the first quarter of 2007, which had no impact its method for presenting sales taxes in its financial statements.

13.	Related Parties

Hotel Restaurant Properties, Inc.

In August 1998, the Company entered into an agreement (the “HRP Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”) in which HRP agreed to assist the Company in locating hotel locations for the opening of Company restaurants. One of the two original owners of HRP is a family member of a preferred stockholder of the Company. On May 11, 1999 the HRP Agreement was amended under the same terms and conditions (“HRP II”) except that HRP II is 100% owned by the family member. Both HRP and HRP II are referred to as HRP.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

Under the HRP Purchase Agreement, the Sellers agreed to transfer to the Company all of the rights in the management agreements (the “Transferred Agreements”) relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the HRP Purchase Agreement, the HRP Agreement was amended, effective June 30, 2006 (the “Effective Date”), to eliminate exclusivity provisions under which the Company would use the Sellers as the exclusive parties to identify potential hotel locations and to eliminate certain provisions under which the Sellers could cause the Company to purchase HRP and the Company could acquire HRP. Under the HRP Purchase Agreement, the Sellers also agreed to relinquish any rights to fees or other compensation relating to Company restaurants opened in hotels pursuant to management, license or lease agreements entered into on or after March 29, 2006, including any fees relating to restaurants proposed to be opened in Memphis, Tennessee and Seattle, Washington.

The Sellers retained their rights in the management contracts relating to the Skokie, Burbank, and Long Beach restaurants subject to the continuing terms of the HRP Agreement, as amended, and subject to the rights of the Company to terminate operations of the Skokie and Long Beach restaurants.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

Pursuant to the HRP Purchase Agreement, the Company has agreed to indemnify the Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

The Company recorded the Non-Compete Agreement as of June 30, 2006 as a non-current asset. The asset is being amortized on a straight-line basis over the five-year term of the agreement. A corresponding Payable to HRP was recorded and is presented in the condensed consolidated balance sheets net of Income Stream Payments made during the year.

The Company entered into the HRP Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as the Company grows it business of hotel-based restaurants.

At April 1, 2007 the total amount due HRP under the terms of the purchase agreement was $2.9 million. The balance due to HRP is expected to be paid in full by June 30, 2007.

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

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

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

Change in Starwood Involvement

On March 6, 2007 Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) transferred all of its shares in the Company, totaling 923,873, as part consideration for the purchase of an interest in another food company called Eaturna LLC. In addition, Starwood agreed to transfer to Eaturna LLC, any and all rights that it may have and that are transferable under the Subscription Agreement, Development Agreement, Investor Rights Agreement and the Stockholder Agreement dated July 27, 2001, between Starwood and the Company.

14.	Commitments and Contingencies

Litigation Contingencies

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s Management, resolution of such matters will not have a material effect on its financial position or results of operations.

In June 2004, a former hourly restaurant employee filed a class action lawsuit against the Company in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiffs alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks.

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -

(Continued)

The Company intends to vigorously defend this action. As of April 1, 2007 and December 31, 2006, the Company had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. However, the ultimate resolution of this matter can not be determined at this time.

Commitments

In June 2006, the Company signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by the Company if the total construction costs exceed $1.5 million. The Company will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. The restaurant is scheduled to open in June of 2007.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant will be featured along the upscale Main Street center of The Domain, a mixed-use retail, residential, and office village. The restaurant is currently scheduled to open in July 2007. Construction of the restaurant will include estimated leasehold improvements of $1.2 million, which will be partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant in currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of $1.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

15.	Subsequent Events

On April 6, 2007, the Company signed a lease to open a wholly owned Daily Grill restaurant in Park Place, a new mixed-use urban development in Fresno, California. The restaurant is currently scheduled to open in late 2007. Construction of the restaurant will include estimated leasehold improvements of approximately $1.6 million and furniture, fixtures and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, the Company will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

On April 6, 2007, the Company entered into an agreement to manage a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in early 2008. The initial term of the management agreement is 10 years.

On April 13, 2007, the Company borrowed $500,000 under its revolving credit facility to supplement its working capital while the Company is financing, from funds on hand, construction costs related to its planned Daily Grill restaurant in Austin, Texas.

On April 16, 2007, the Company opened a managed, hotel-based, Daily Grill restaurant in Memphis, Tennessee. The initial term of the management agreement is 10 years.

On April 30, 2007, 500 shares of the Company’s Series II, 10% Convertible Preferred Stock was converted into 95,184 shares of common stock. Upon conversion of the 500 shares of Series II, 10% Convertible Preferred Stock, $492,000 of accumulated dividends on the preferred stock was paid in cash. In order to fund the payment of accumulated dividends, the Company borrowed an additional $500,000 under its revolving credit facility.

On April 30, 2007, we terminated the license of the Skokie Daily Grill due to the failure of licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on the Company’s balance sheets or statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. The Company’s actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Current Year Developments

Restaurant Openings, Leasing, Management Additions and License Termination. In January 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant will be featured along the upscale Main Street center of The Domain, a mixed-use retail, residential and office village. The restaurant is currently scheduled to open in June 2007. Construction of the restaurant will include estimated leasehold improvements of approximately $1.2 million, which will be partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant in currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of $1.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

In April 2007, the Company opened a managed, hotel-based, Daily Grill at the Westin Memphis Beale Street in Memphis, Tennessee. The initial term of the management agreement is 10 years.

In April 2007, the Company entered into a lease to open a wholly owned Daily Grill restaurant in Fresno, California. The restaurant is currently scheduled to open in late 2007. Construction of the restaurant will include estimated leasehold improvements of approximately $1.6 million and furniture, fixtures and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, the Company will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

In April 2007, the Company entered into an agreement to manage a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in early 2008. The initial term of the management agreement is 10 years.

In April 2007, the Company terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on the Company’s balance sheet or statement of operations.

These new leases entered into by the Company in 2007 increased our lease commitments as presented in the Material Changes in Financial Condition, Liquidity and Capital Resources section below, by approximately $4.9 million.

Common Stock Transactions, Conversion of Preferred Stock and Payment of Accrued Dividends. During the three months ended April 1, 2007, the Company issued 26,350 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $51,000.

In April 2007; 9,496 shares of common stock that were previously given to the Company as consideration for warrant exercises, were cancelled.

In April 2007, the Company issued 95,184 shares of common stock on conversion of 500 shares of Series II, 10% Convertible Preferred Stock outstanding.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, in April 2007, the Company paid accumulated dividends on the Series II, 10% Convertible Preferred Stock in the amount of $492,000.

Stock Based Compensation. The Company recorded stock based compensation of $38,000 for both the three months ended April 1, 2007 and the three months ended March 26, 2006. As of April 1, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $449,000, which is expected to be recognized over a weighted average period of approximately 2.8 years.

There were no stock options granted in the first three months of 2007.

Credit Facility. In April 2007, the Company borrowed $500,000 under its credit facility with Diamond Credit Investment Partnership to supplement its working capital while the Company is funding new restaurant openings out of funds on hand. The Company borrowed an additional $500,000 during April 2007 to fund payment of accrued dividends on conversion of the Series II, 10% Convertible Preferred Stock.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	April 1, 2007	March 26, 2006
Revenues:
Sales	78.4%	78.0%
Cost reimbursements	19.3	19.8
Management and license fees	2.3	2.2

Total revenues	100.0	100.0

Operating expenses:
Cost of sales	22.4	21.6
Restaurant operating	46.0	46.3
Reimbursed costs	19.3	19.8
General and administrative	7.2	6.4
Depreciation and amortization	3.3	2.8
Pre-opening costs	0.8	0.0

Total operating expenses	99.0	96.9

Income from operations	1.0	3.1

Interest, net	(0.3)	(0.1)

Income before provision for income taxes and minority interest	0.7	3.0
Provision for income taxes	(0.6)	(0.4)
Minority interest in net profit of subsidiaries	(0.3)	(0.1)

Net income	(0.2)%	2.5%

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated financial statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended
	April 1, 2007	March 26, 2006
Cost of sales	28.5%	27.7%
Restaurant operating expenses	58.6%	59.4%

The following tables set forth certain financial information and other restaurant data relating to Company owned restaurants and Company managed and licensed restaurants.

	Total open at End of First Quarter
	2007	2006
Daily Grill restaurants:
Company owned	12	12
Managed or licensed	8	8
Grill on the Alley restaurants:
Company owned	5	4

Total	25	24

There were no restaurants opened in the first quarter of 2007 or the first quarter of 2006.

	Three Months Ended
	April 1, 2007	March 26, 2006
Weighted-average weekly sales per Company owned restaurant:
Daily Grill	$68,646	$65,795
Grill on the Alley	97,362	92,255

Change in comparable Company owned restaurant sales (1):
Daily Grill	7.3%	3.9%
Grill on the Alley	10.4%	12.9%

Total consolidated sales (in thousands):
Daily Grill	$10,709	$10,264
Grill on the Alley	6,328	4,797

Total consolidated sales	$17,037	$15,061

(1)	When computing comparable restaurant sales, restaurants open for the entire period for at least 12 months are compared from period to period.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended
(in thousands)	April 1, 2007	March 26, 2006
Managed Daily Grills	$5,587	$5,112
Licensed Daily Grills	1,563	1,339

	$7,150	$6,451

Management and license fees	$488	$420

Percent of gross sales	6.8%	6.5%

Material Changes in Results of Operations for the Three Months Ended April 1, 2007 as compared to the Three Months Ended March 26, 2006

Revenues. Total revenues increased 12.6% to $21.7 million for the first quarter 2007 from $19.3 million in the first quarter 2006. Total revenues in 2007 consisted of sales revenues of $17.0 million, up 13.1% from $15.1 million in 2006, management and license fees of $0.5 million, up 16.2% from $0.4 million in 2006, and reimbursed managed outlet expenses of $4.2 million, up 9.9% from $3.8 million in 2006.

Sales for Daily Grill restaurants increased by 4.3% from $10.3 million in the first quarter of 2006 to $10.7 million in the first quarter of 2007. The increase in sales revenues for the Daily Grill restaurants from 2006 to 2007 was primarily attributable to an increase in same store sales of 7.3% ($0.7 million) for restaurants open for the entire 13 weeks in both 2007 and 2006, partially offset by a decrease in sales at one restaurant which was closed for five weeks of 2007 due to a remodel of the restaurant ($0.4 million). Management considers performance of same-store or comparable store sales to be an important measure of growth when evaluating performance. Weighted-average weekly sales at the Daily Grill restaurants increased 4.3% from $65,795 in 2006 to $68,646 in 2007. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected a menu price increase in November/December of 2006. The increase in same-store sales was principally attributable to an increase in check averages.

Sales for Grill restaurants increased by 31.9% from $4.8 million in the first quarter of 2006 to $6.3 million in first quarter of 2007. The increase in sales revenues for the Grill restaurants from 2006 to 2007 was attributable to both the opening of the Dallas Grill in July 2006 ($1.0 million) and improved sales at comparable restaurants ($0.5 million). The improvement in same-store sales was primarily attributable to both increased guest counts and check averages. Weighted-average weekly sales at the Grill restaurants increased 5.5% from $92,255 in 2006 to $97,362 in 2007.

Management and license fee revenues were attributable to hotel restaurant management services which accounted for $436,000 of management fees during the first quarter of 2007 as compared to $369,000 during the first quarter of 2006 and licensing fees of $54,000 during the first quarter of 2007 compared to $51,000 during the first quarter of 2006. The increase in management and license fees during 2007 was primarily attributable to the purchase of HRP’s contract rights in certain managed locations in 2006 ($80,000), partially offset by lower management fees at one of the managed Daily Grill restaurants.

Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements in the first quarter 2007 compared to the first quarter of 2006 was attributable to increased sales at managed restaurants.

Operating Expenses. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, and pre-opening costs, increased 15.0% to $21.5 million in the first quarter of 2007 (representing 99.0% of revenues) from $18.7 million in the first quarter of 2006 (representing 96.9% of revenues).

Cost of Sales. While sales revenues increased by 13.1% ($2.0 million) in the first quarter of 2007 as compared to the first quarter of 2006, total cost of sales increased by 16.5%, or $0.7 million, for the first quarter of 2007 compared to the first quarter of 2006. The dollar increase in cost of sales is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products. Cost of sales as a percentage of restaurant sales was 28.5% for the first quarter of 2007 as compared to 27.7% for the first quarter of 2006. The increase in cost of sales as a percentage of restaurant sales for the quarter is due to the opening of the Dallas Grill, which opened in July 2006. Excluding the Dallas Grill the percentage would be 28.0%.

Restaurant Operating Expenses. Restaurant operating expenses increased by $1.1 million, or 11.8%, for the first quarter of 2007 compared to the first quarter of 2006. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Dallas Grill ($0.6 million), an increase in payroll and related costs at comparable restaurants ($0.2 million; including $52,000 of bonus payouts in 2007 in excess of prior year accruals), an increase in occupancy costs at comparable restaurants ($0.2 million) and variable costs at comparable restaurants ($0.1 million). Restaurant operating expenses, as a percentage of restaurant sales, were 58.6% in the first quarter of 2007 and 59.4% in the first quarter of 2006.

Reimbursed Costs. Reimbursed costs increased 9.9% from $3.8 million to $4.2 million for the first quarter of 2007 compared to the first quarter of 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase is primarily due to increased cost of goods and variable expenses resulting from a 9.3% increase in sales for the first quarter of 2007 compared to the first quarter of 2006.

General and Administrative. General and administrative expense increased 26.3% for the first quarter of 2007 compared to the first quarter of 2006. As a percentage of total revenues, general and administrative expense totaled 7.2% for the first quarter of 2007 compared to 6.4% for the first quarter of 2006. The increase in total general and administrative expense of $0.3 million for the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to one-time charges consisting of a $78,000 accrual established for a minimum rent clause in one of our restaurant leases, bonus payouts in 2007 in excess of prior year accruals of $39,000 and a $51,000 increase in our workers’ compensation reserve related to prior year claims under our high deductible workers’ compensation insurance plan.

Depreciation and Amortization. Depreciation and amortization expense increased $181,000, or 34.1%, for the first quarter of 2007 compared to the first quarter of 2006. As a percentage of restaurant sales, depreciation and amortization was 4.2% for the first quarter of 2007 compared to 3.5% for the first quarter of 2006. The increase is primarily due to amortization of the HRP non-compete covenant ($155,000), depreciation related to the Dallas Grill which opened in July 2006 ($62,000) and amortization of deferred loan costs associated with our credit facility ($23,000), partially offset by certain fixed asset groups becoming fully depreciated at December 31, 2006.

Pre-opening Costs. Pre-opening costs totaled $169,000 in the first quarter of 2007 compared to $0 in the first quarter of 2006. Pre-opening costs in the first quarter of 2007 were primarily attributable to costs associated with the remodel of the Brentwood Daily Grill ($71,000), the construction of the Austin Daily Grill ($55,000) and expenses related to the opening of the Dallas Grill in 2006 expensed in 2007.

Interest, net. Total net interest increased $46,000, or 219.1%, during the first quarter of 2007 compared to the first quarter of 2006. The increase in interest expense was primarily attributable to interest on the Company’s credit facility, due to increased borrowings.

Provision for Income Taxes. The Company reported a provision for income taxes of $126,000 for the first quarter of 2007 compared to $68,000 for the first quarter of 2006. The increase in the provision for income taxes is primarily due to a change in the estimated annual effective tax rate for 2007.

Minority Interest. We reported a minority interest in the profit of consolidated affiliates of $78,000 during the first quarter of 2007 compared to $25,000 for the first quarter of 2006. The change in minority interest for the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable having fully utilized our allocation of minority interest for the South Bay Daily Grill and improved operations at the Downtown Daily Grill.

Net (Loss) Income. We reported a net loss of $49,000 for the first quarter of 2007 compared to net income of $0.5 million for the first quarter of 2006.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At April 1, 2007 we had negative working capital of $3.9 million and a cash balance of $2.4 million compared to negative working capital of $3.5 million and a cash balance of $3.0 million at December 31, 2006.

The decrease in our cash position reflects the following cash flows:

	Three Months Ended
(in thousands)	April 1, 2007	March 26, 2006
Net cash provided by (used in) operating activities	$576	$(110)
Net cash used in investing activities	(1,099)	(574)
Net cash used in financing activities	(148)	(230)

Net decrease in cash	$(671)	$(914)

Included in cash flows from operating activities were tenant improvement allowances of $0.2 million and $0 in 2007 and 2006, respectively.

The $0.4 million decrease in working capital was primarily attributable to capital expenditures related to the construction of the Austin Daily Grill ($0.5 million) and the remodel of the Brentwood Daily Grill ($0.3 million), partially offset by decreases in accounts payable and accrued expenses ($0.3 million).

Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants as well as remodeling of existing restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account.

Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $3.3 to $3.8 million over the past three fiscal years. Growth has been funded through a combination of lines of credit, bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

Credit Facility. At April 1, 2007, the Company’s principal financing facility was its Diamond Creek Investment Partners revolving credit facility with maximum borrowing capacity of $12.0 million. The Company also enters into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

At April 1, 2007, the Company had $1.2 million owing under our revolving credit facility, $0.4 million owing under equipment lease financing transactions, and loans/advances from a landlord of $0.1 million.

At April 1, 2007, the applicable interest rate on the Company’s line of credit was 10.85%.

Subsequent to the end of the quarter, in April 2007, the Company borrowed $1,000,000 under its line of credit to fund restaurant opening costs and the payment of accumulated dividends on the conversion of the Company’s Series II, 10% Convertible Preferred Stock. The dividends were not accrued as the Company had the option to pay the dividends in cash or stock.

Common Stock Transactions. During the first quarter of 2007, the Company received aggregate proceeds of $51,000 from the sale of 26,350 shares of common stock pursuant to the exercise of outstanding stock options.

On April 18, 2007; 9,496 shares of common stock that were previously given to the Company as consideration for warrant exercises, were cancelled.

On April 30, 2007 we issued 95,184 shares of common stock in conjunction with the exercise of the conversion feature of 500 shares of outstanding Series II, 10% Convertible Preferred Stock.

Operating Leases and Contractual Obligations. At April 1, 2007, we were obligated under twenty-two leases covering the premises in which our Daily Grill and Grill restaurants are located as well as a lease on our executive office. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $31.3 million over the life of those leases, with minimum rental payments of $2.8 million in the remainder of 2007, $8.0 million between 2008 and 2009, $6.5 million between 2010 and 2011, and $14.1 million thereafter.

The following table details our contractual obligations as of April 1, 2007:

	Payments due by period
(in thousands)	Total	2007	2008 - 2009	2010 - 2011	Thereafter
Long-term debt (1)	$1,330	$6	$20	$1,264	$40
Capital lease obligations	333	56	169	108	—
Operating lease commitments	31,342	2,816	7,955	6,467	14,104
Other contractual obligations (2)	2,882	2,882	—	—	—

Total	$35,887	$5,760	$8,144	$7,839	$14,144

(1)	Excludes other long-term liabilities of $8.8 million at April 1, 2007, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Consists of amounts payable as of April 1, 2007 under the HRP Purchase Agreement. Excludes any potential liability that may arise as a result of our agreement to indemnify HRP against any potential increase in tax liability that might result from a reallocation of the purchase price under the HRP Purchase Agreement.

Capital Expenditures. During the first quarter of 2007, the Company’s capital expenditures totaled $1.1 million. Capital expenditures during the period were related primarily to the construction of a Daily Grill in Austin, Texas and the remodel of the Brentwood Daily Grill in California. With regards to capital expenditures during the period in connection with the Austin Daily Grill $0.2 million was funded by landlord tenant improvement allowances.

Commitments Relating to Managed Restaurants and LLC’s. Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 31, 2006. There were no material developments with respect to those agreements and arrangements during the quarter ended April 1, 2007.

Detailed information regarding the initial capital contributions to the LLC’s and the CityWalk Partnership, preferred return for each, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K for the year ended December 31, 2006. The following tables set forth a summary for each of the LLC’s and the CityWalk Partnership of (a) the distributions of capital to the Members and/or the Company during the three months ended April 1, 2007, (b) the unreturned balance of the capital contributions of the Members and/or the Company at April 1, 2007, and (c) the accrued, but unpaid, preferred returns due to the Members and/or the Company at April 1, 2007:

(in thousands)	San Jose Grill			Chicago Grill On The Alley			The Grill On Hollywood
	Members	Company		Members		Company	Members	Company
Distributions of profit and note repayments during the three months ended April 1, 2007:	$86	$86		—		—	—	—

Unreturned Initial Capital Contributions at April 1, 2007:	—	—		—		—	$1,200	$250

Preferred Return rate:	10%	10%		8%		—	12%	12%

Accrued but unpaid Preferred Returns at April 1, 2007:	—	—		—		—	(a )	(a )

	South Bay Daily Grill (Continental Park, LLC)			Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members	Company		Members		Company	Members	Company
								(c)
Distributions of profit during the three months ended April 1, 2007:	—	—		—		—	$45	$15

Unreturned Initial and Additional Capital Contributions at April 1, 2007:	$1,100	$450		$1,496		$296	$1,325	$289

Preferred Return rate:	10%	10	%(b)	—		—	9%	9%

Accrued but unpaid Preferred Returns at April 1, 2007	(a )	(a	)	(a	)	—	$35	$8

a)	Due to the under performance of the restaurants (and the prior under performance of the Grill On Hollywood) the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill On Hollywood, the member would have an accrued preferred return of $1,182,000 and the Company would have an accrued preferred return of $225,000. If preferred returns were accrued for the South Bay Daily Grill, the member would have an accrued preferred return of $546,000 and the Company would have an accrued preferred return of $215,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued preferred return of $699,000.

b)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
c)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the manager of this restaurant.

In addition to existing contractual and other commitments with respect to managed restaurants, the Company has entered into agreements to manage Daily Grill restaurants in Memphis, Tennessee; Seattle, Washington; and Tulsa, Oklahoma. The Memphis restaurant opened on April 16, 2007, the Seattle restaurant is expected to open in June 2007 and the Tulsa restaurant in early 2008. The Company is obligated to contribute approximately $450,000, if construction exceeds $1,500,000, toward the initial remodeling cost of the Seattle Daily Grill. The Company has no required contributions to the Memphis Daily Grill or Tulsa Daily Grill.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are presented on a gross basis, an entity should disclose its policy of presenting taxes and the amounts of taxes included in the statements of operations. EITF No. 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company adopted EITF No. 06-3 in the first quarter of 2007, which had no impact its method for presenting sales taxes in its financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. There were $1.2 million borrowings outstanding under the Credit Line Facility at April 1, 2007. Borrowings under the Credit Facility bear interest at the Prime or LIBOR rates plus a margin ranging from 2.75% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on the Company’s results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures are effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is involved from time to time in routine legal matters incidental to its business. In the opinion of the Company’s Management, resolution of such matters will not have a material effect on its financial position or results of operations.

In June 2004, a former hourly restaurant employee filed a class action lawsuit against the Company in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiffs alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks.

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute.

The Company intends to vigorously defend this action. As of April 1, 2007 and December 31, 2006, the Company had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. However, the ultimate resolution of this matter can not be determined at this time.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for the year ended December 31, 2006.

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

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ PHILIP GAY	President and Chief Executive Officer	May 15, 2007
Philip Gay

/s/ WAYNE LIPSCHITZ	Vice President and Chief Financial Officer	May 15, 2007
Wayne Lipschitz