Form 10-Q/A
period 2006-09-24
GRILL CONCEPTS INC
filed 2007-08-14
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of August 7, 2007, 8,540,350 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

INDEX

		Page Number
Explanatory Note

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 24, 2006 (unaudited and restated) and December 25, 2005	4

	Condensed Consolidated Statements of Operations - For the three months and nine months ended September 24, 2006 (restated) and September 25, 2005 (both unaudited)	6

	Condensed Consolidated Statements of Cash Flows - For the nine months ended September 24, 2006 (restated) and September 25, 2005 (both unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Evaluation of Disclosure Controls and Procedures	45

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 6.	Exhibits	47

SIGNATURES		48

Explanatory Note

Subsequent to our issuance of condensed consolidated financial statements for the quarter ended September 24, 2006, and in the course of preparing the condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates. We originally accounted for the entire purchase price as a non-current asset attributable to a non-compete agreement included in the purchase agreement, with the asset being amortized ratably over the life of the non-compete agreement. We subsequently concluded that the entire purchase price should have been treated as a contract termination cost and expensed during the quarter ended September 24, 2006.

In addition, we are correcting an immaterial error identified during 2007, arising from the failure to expense pre-opening costs related to one restaurant in the period incurred.

In order to correct these errors, we are restating our condensed consolidated financial statements for the three and nine months ended September 24, 2006. See Note 1 to the condensed consolidated financial statements for a discussion of the restatement. This Form 10-Q/A updates the information provided in Part I, Items 1, 2 and 4 of the original Form 10-Q, filed on November 7, 2006, for the effects of the restatement. This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q, except to reflect the restatement.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS

(in thousands, except share data)

	September 24, 2006	December 25, 2005
	(Restated)
Current assets:
Cash	$2,180	$3,161
Inventories	819	727
Receivables, net of reserve ($300 in
2006 and $238 in 2005)	747	784
Note receivable – current portion	12	11
Reimbursable costs receivable	853	912
Prepaid expenses and other current assets	855	401

Total current assets	5,466	5,996
Furniture, equipment, and improvements, net	15,411	13,372
Restricted cash	1,192	1,042
Note receivable	66	79
Liquor licenses	411	426
Deferred tax asset	4,650	577
Other assets	589	276
Goodwill, net	205	205

Total assets	$27,990	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	September 24, 2006	December 25, 2005 .
	(Restated)
Current liabilities:
Accounts payable	$1,582	$1,457
Accrued expenses	4,517	4,533
Accrued managed outlets operating expenses	853	912
Payable to Hotel Restaurant Properties, Inc.	3,020	—
Current portion of long-term debt	84	48
Current portion of notes payable – related parties	155	312
Current portion of liability for debt extinguishment	50	—

Total current liabilities	10,261	7,262
Long-term debt	1,612	206
Notes payable – related parties	—	671
Liability for debt extinguishment	100	—
Other long-term liabilities	8,831	7,398

Total liabilities	20,804	15,537
Minority interest	1,509	1,630
Stockholders' equity:
Preferred Stock, 1,000,000 shares authorized, 995,935 shares undesignated in 2006 and 2005	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 500 shares issued and outstanding in 2006 and 2005	—	—
Common stock, $.00004 par value; 12,000,000 shares authorized in 2006 and 2005, 6,403,212 shares issued and outstanding in 2006, 5,728,495 shares issued and outstanding in 2005	—	—
Additional paid-in capital	14,488	13,686
Accumulated deficit	(8,811)	(8,880)

Total stockholders' equity	5,677	4,806

Total liabilities, minority interest and stockholders' equity	$27,990	$21,973

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(Restated)		(Restated)
Revenues:
Sales	$14,792	$13,298	$44,366	$40,102
Cost reimbursements	3,921	3,675	11,535	10,264
Management and license fees	491	402	1,329	1,127

Total revenues	19,204	17,375	57,230	51,493
Operating expenses:
Cost of sales	4,298	3,743	12,576	11,295
Restaurant operating	9,039	8,256	26,544	23,987
Reimbursed costs	3,921	3,675	11,535	10,264
General and administrative	1,443	1,147	4,305	3,417
Depreciation and amortization	594	660	1,655	1,603
Pre-opening costs	285	11	483	272
Contract termination cost	3,101	—	3,101	—

Total operating expenses	22,681	17,492	60,199	50,838
Income (loss) from operations	(3,477)	(117)	(2,969)	655
Interest, net	(90)	(43)	(197)	(123)
Debt extinguishment costs	—	—	(279)	—

Income (loss) before benefit (provision) for income taxes and minority interest	(3,567)	(160)	(3,445)	532
Benefit (provision) for income taxes	1,674	(68)	3,649	(277)
Minority interest in net (profit) loss of subsidiaries	(30)	40	(135)	364

Net income (loss)	(1,923)	(188)	69	619
Preferred dividends accrued	(13)	(13)	(38)	(38)

Net income (loss) applicable to common stock	$(1,936)	$(201)	$31	$581

Net income (loss) per share applicable to common stock:
Basic	$(0.30)	$(0.04)	$0.01	$0.10

Diluted	$(0.30)	$(0.04)	$0.01	$0.09

Weighted average shares outstanding:
Basic	6,350,827	5,652,230	5,980,299	5,679,752

Diluted	6,350,827	5,652,230	6,474,678	6,217,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 24, 2006	September 25, 2005
	(Restated)
Cash flows from operating activities:
Net income	$69	$619
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,655	1,603
Amortized deferred rent and lease incentives	(609)	(484)
Amortized debt issuance costs	57	—
Deferred tax asset	(4,074)	—
Stock based compensation	153	—
Provision for doubtful accounts	62	60
Loss on debt extinguishment	219	—
Gain on sale of assets	(19)	(5)
Minority interest in net profit (loss) of subsidiaries	135	(364)
Contract termination cost	3,101	—
Changes in operating assets and liabilities:
Inventories	(92)	(22)
Receivables	(25)	5
Prepaid expenses and other current assets	(244)	103
Tenant improvement allowances	1,832	1,962
Other assets	(43)	(65)
Accounts payable	125	(804)
Accrued expenses	(119)	619

Net cash provided by operating activities	2,183	3,227

Cash flows from investing activities:
Proceeds from disposal of assets	55	5
Collections on note receivable	15	15
Restricted cash	(150)	(160)
Purchase of liquor license	(16)	(71)
Purchase of furniture, equipment and improvements	(3,437)	(3,716)

Net cash used in investing activities	(3,533)	(3,927)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

(Unaudited)

(in thousands)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s	$125	$1,274
Debt issuance costs	(413)	—
Return of capital and profits to minority shareholder	(282)	(186)
Proceeds from line of credit and equipment financing	1,233	118
Proceeds from exercise of stock options and warrants	649	33
Payments on notes payable – to member of Chicago Grill	(902)	(104)
Payments on long-term debt	(41)	(183)

Net cash provided by financing activities	369	952

Net increase (decrease) in cash	(981)	252
Cash, beginning of period	3,161	1,407

Cash, end of period	$2,180	$1,659

Supplemental cash flow information:
Cash paid during the period for:
Interest	$232	$141
Income taxes	709	263
Non-cash investing and financing items:
Payable to Hotel Restaurant Properties, Inc.	$3,020	—
Capital lease equipment financing	250	—

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

Restatement of Financial Results

The accompanying condensed consolidated financial statements for the three and nine month period ending September 24, 2006 were restated from those originally issued to reflect certain adjustments related to the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates and the recognition of pre-opening costs related to the opening of the Dallas Grill on the Alley.

On September 1, 2006, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Hotel Restaurant Properties, Inc. and affiliates (“HRP”), effective June 30, 2006. Pursuant to the terms of the Purchase Agreement, HRP agreed to sell to us and we agreed to purchase from HRP certain rights and interests of HRP relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an agreement, dated August 27, 1998, as amended (the “HRP Agreement”). Under the terms of the HRP Agreement, HRP had the exclusive right to obtain hotel-based locations for our restaurants and was entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. Under the Purchase Agreement, HRP agreed to transfer to us all of the rights in the management agreements relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the terms of the Purchase Agreement, HRP entered into a non-competition agreement under which HRP, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel, subject to certain restrictions.

We entered into the Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as we grow our business of hotel-based restaurants (see Note 12 for further detail).

We originally recorded the purchase of HRP’s contract rights as a non-current asset attributable to the non-compete agreement as of June 30, 2006, with the asset being amortized ratably over the five-year life of the non-compete agreement. As a result, we recorded no expense associated with the Purchase Agreement at the time of signing and reported amortization expense with respect to the non-compete agreement of $155,000 for the three and nine months ended September 24, 2006. After further consideration, we concluded that the amounts payable under the Purchase Agreement are more appropriately characterized as contract termination fees related to the rights and obligations under a pre-existing contractual agreement with HRP and, therefore, are expensed as a period cost. As such, we have restated our condensed consolidated financial statements to reflect the purchase of HRP’s contract rights as a contract termination cost.

In addition to this change, we recorded $43,000 of additional pre-opening expense related to the opening of the Dallas Grill on the Alley.

The tax effect of correcting these two errors required further adjustments.

In order to correct these errors, we have restated our condensed consolidated financial statements for the three and nine months ended September 24, 2006, in order to reflect (a) the contract termination cost of $3,101,000 and elimination of the non-compete agreement from the balance sheet, (b) the reversal of $155,000 of amortization expense related to the non-compete agreement, (c) $43,000 of additional pre-opening costs, and (d) the tax effect of these adjustments. The combined effect of these adjustments decreased net income by $1,478,000, or $0.23 per basic and diluted share, for the three months ended September 24, 2006, and $1,478,000, or $0.24 per basic and diluted share, for the nine months ended September 24, 2006.

Effects of the Restatement on the Condensed Consolidated Financial Statements

The following table presents the impact of the financial statement adjustments to the previously reported condensed consolidated balance sheet (amounts in thousands):

	September 24,2006 As Previously Reported	September 24, 2006 As Restated
Furniture, equipment and improvements, net	$15,454	$15,411
Deferred tax asset	3,945	4,650
Non-compete agreement	2,945	—
Total assets	30,273	27,990
Accrued expenses	5,322	4,517
Total current liabilities	11,066	10,261
Total liabilities	21,609	20,804
Accumulated deficit	(7,333)	(8,811)
Total stockholders’ equity	7,155	5,677
Total liabilities, minority interest and stockholders’ equity	30,273	27,990

The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated statements of operations (amounts in thousands except for per share amounts):

	Three months Ended September 24, 2006 As Previously Reported	Three months Ended September 24, 2006 As Restated	Nine months Ended September 24, 2006 As Previously Reported	Nine months Ended September 24, 2006 As Restated
Depreciation and amortization	$749	$594	$1,810	$1,655
Pre-opening costs	242	285	440	483
Contract termination cost	—	3,101	—	3,101
Total operating expenses	19,692	22,681	57,210	60,199
Income (loss) from operations	(488)	(3,477)	20	(2,969)
Income (loss) before benefit for income taxes and minority interest	(578)	(3,567)	(456)	(3,445)
Benefit for income taxes	163	1,674	2,138	3,649
Net Income (loss)	(445)	(1,923)	1,547	69
Net income (loss) applicable to common stock	(458)	(1,936)	1,509	31
Net income (loss) per share applicable to common stock:
Basic	$(0.07)	$(0.30)	$0.25	$0.01
Diluted	$(0.07)	$(0.30)	$0.24	$0.01

The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated statement of cash flows (amounts in thousands):

	Nine Months Ended September 24, 2006 As Previously Reported	Nine Months Ended September 24, 2006 As Restated
Net income	$1,547	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,810	1,655
Deferred tax asset	(3,368)	(4,074)
Contract termination cost	—	3,101
Changes in operating assets and liabilities:

Accrued expenses	686	(119)
Net cash provided by operating activities	2,226	2,183
Cash flows from investing activities:

Purchases of furniture, equipment and improvements	(3,480)	(3,437)
Net cash used in investing activities	(3,576)	(3,533)

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

4. INCOME TAXES

During the nine months ended September 24, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the subsequent three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of about $2.1 million during the nine months ended September 24, 2006 and the Company’s condensed consolidated balance sheets reflected a deferred tax asset of $4.7 million at September 24, 2006.

As of September 24, 2006, the amount of the valuation allowance was $1.2 million, which represents a decrease of about $2.0 million from December 25, 2005, and consists of $1.0 million for general business credits and $0.2 million for net operating loss carryforwards (“NOL’s”). These differences have been allowed for due to the limitations on usage. The NOL’s have not been used to reduce current taxable income due to the Company not completing its analysis regarding limitations on usage. The Company intends to complete its analysis by year-end as to the portion of NOL’s that can be utilized. The Company reviews all of the available evidence, both positive and negative, in evaluating adequacy of the valuation allowance each quarter.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and mandatorily redeemable capital obligations owed to MAG by the Company’s subsidiary, Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which were guaranteed by the Company, with the balance used for general working capital purposes. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

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

6. LIABILITY FOR DEBT EXTINGUISHMENT

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for early extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of September 24, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the three and nine-month periods ended September 24, 2006 and September 25, 2005 follows:

	2006		2005
Three months	Earnings (Restated)	Shares	Earnings	Shares
(in thousands, except share data)
Net loss	$(1,923)		$(188)
Less: preferred stock dividends	(13)		(13)

Earnings available for common stockholders	(1,936)	6,350,827	(201)	5,652,230

Dilutive earnings available to common stockholders	$(1,936)	6,350,827	$(201)	5,652,230

For the three months ended September 24, 2006; 857,925 options and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive. For the three months ended September 25, 2005, 726,675 options; 1,359,896 warrants; and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

	2006		2005
Nine months	Earnings (Restated)	Shares	Earnings	Shares
(in thousands, except share data)
Net income	$69		$619
Less: preferred stock dividends	(38)		(38)

Earnings available for common stockholders	31	5,980,299	581	5,679,752
Dilutive securities:
Stock options	—	96,487	—	126,111
Warrants	—	272,892	—	411,422
Convertible Preferred Stocks	—	125,000	—	—

Dilutive earnings available to common stockholders	$31	6,474,678	$581	6,217,285

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

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in the first nine months of 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the Condensed Consolidated Financial Statements as permitted by SFAS 123.

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

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 22, 2006 of $3.30 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 24, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 24, 2006 was $36,258. As of September 24, 2006, total unrecognized stock-based compensation expense related to non-vested stock options was $543,412, which is expected to be recognized over a weighted average period of approximately 3 years. As of September 24, 2006 there were 352,075 shares of common stock available for issuance pursuant to future stock option grants.

Additional information regarding options outstanding as of September 24, 2006 is as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at September 24, 2006	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Outstanding at September 24, 2006	Weighted- Average Exercise Price
$1.25	1,750	3.7	$1.25	1,750	$1.25
$1.55	41,000	4.0	$1.55	41,000	$1.55
$1.65	86,500	4.9	$1.65	70,800	$1.65
$1.70	34,750	6.7	$1.70	20,050	$1.70
$2.19	49,050	4.9	$2.19	49,050	$2.19
$2.23	50,000	7.8	$2.23	20,000	$2.23
$2.46	14,000	0.9	$2.46	14,000	$2.46
$2.86	64,250	6.2	$2.86	37,850	$2.86
$3.14	25,000	2.6	$3.14	10,000	$3.14
$3.16	203,750	3.6	$3.16	121,000	$3.16
$3.19	50,000	9.5	$3.19	—	$3.19
$3.20	30,000	9.8	$3.20	—	$3.20
$3.45	25,000	9.1	$3.45	—	$3.45
$ 4.00 to $ 4.68	146,750	6.2	$4.20	81,950	$4.17
$ 5.36 to $14.00	17,625	0.3	$6.40	17,625	$6.40

Total	839,425			485,075

11. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation will be effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently assessing the impact of the adoption of the Interpretation on its financial statements.

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

12. RELATED PARTY TRANSACTIONS

Terms of the Michigan Avenue Group Extinguishment Obligations

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for early extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of September 24, 2006 is $150,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

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

At closing, the Sellers shall enter into a Non-Competition Agreement pursuant to which the Sellers, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the non-compete agreement, mean a restaurant operated in ten or more locations under a single brand name.

Pursuant to the Purchase Agreement, the Company has agreed to indemnify the Sellers with respect to any additional tax that may be incurred, as well as related penalties and interest, in the event that the goodwill allocated to the sale is reduced for tax purposes on audit or other adjustment.

The Company has accounted for the full amount payable under the Purchase Agreement as a contract termination cost during the quarter ended September 24, 2006 given that entering into the agreement allowed the Company to terminate certain rights and obligations under its pre-existing contractual agreements with HRP. The Company believes the value of the non-compete agreement to be nominal. Accordingly, no amounts were capitalized as of September 24, 2006. A Payable to HRP was recorded and is presented in the condensed consolidated balance sheets net of Income Stream Payments made during the quarter.

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

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company
Distributions of profit and note repayments during the nine months ended September 24, 2006:	$255	$255	$972	(a)	—	—		—

Unreturned Initial Capital Contributions at September 24, 2006:	—	—	—		—	$1,200		$250

Preferred Return rate:	10%	10%	8%		—	12%		12%

Accrued but unpaid Preferred Returns at September 24, 2006:	—	—	—		—		(b)		(b)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)
Distributions of profit during the nine months ended September 24, 2006:	—		—		—		—	$27	$9

Unreturned Initial and Additional Capital Contributions at September 24, 2006:	$1,100		$450		$1,496		$296	$1,373	$304

Preferred Return rate:	10%		10	% (c)	—		—	9%	9%

Accrued but unpaid Preferred Returns at September 24, 2006:		(b)		(b)		(b)	—	$39	$7

(a)	Distribution of capital and note repayments as of September 24, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.
(b)	Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the member would have an accrued preferred return of $950,000 and the Company would have an accrued preferred return of $198,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $466,000 and the Company would have an accrued preferred return of $183,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $627,000.
(c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the manager of this restaurant.

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

A Class Action complaint was filed against us in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the Company has violated the labor code by having Servers “Tip Out” Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as “Tip-pooling.” At a hearing on August 25, 2006 the case was dismissed without prejudice and the plaintiff’s counsel stipulated that an appeal will not be filed.

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

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q/A. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q/A. The Company’s actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company’s Annual Report on Form 10-K for the year ended December 25, 2005.

The following discussion gives effect to the restatement discussed in Note 1 to the condensed consolidated financial statements included in this Form 10-Q/A.

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

On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with the Lender. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and mandatorily redeemable capital obligations owed to MAG by the Company’s subsidiary Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which amounts were guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill LLC, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

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

Income Taxes. During the nine-months ended September 24, 2006, the Company determined, based on an analysis of its taxable income over the preceding three years and the projected taxable income for the subsequent three years, that it is more likely than not that the Company will recover the majority of its existing net deferred tax asset. Accordingly, during the period, most of the previously recorded valuation allowance with respect to the Company’s deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, the Company realized a net tax benefit of about $3.6 million during the nine-months ended September 24, 2006 and the Company’s condensed consolidated balance sheets reflected a deferred tax asset of $4.7 million at September 24, 2006.

The Company has a remaining valuation allowance of $1.2 million, consisting of $1.0 million for general business credits and $0.2 million for net operating losses (“NOL’s”). There is still some analysis to be done as to whether the Company can utilize all of the NOL’s and the general business credits as both of these have limitations. The Company will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

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

The Purchase Price and Maximum Income Stream payments have been accounted for as a contract termination cost with respect to the HRP Agreement, and have accordingly been expensed during the quarter ended September 24, 2006.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
	(Restated)		(Restated)
Revenues:	%	%	%	%
Sales	77.0	76.5	77.5	77.9
Cost reimbursements	20.4	21.2	20.2	19.9
Management and license fees	2.6	2.6	2.3	2.2

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of sales	22.4	21.5	22.0	21.9
Restaurant operating	47.1	47.5	46.3	46.6
Reimbursed costs	20.4	21.2	20.2	19.9
General and administrative	7.5	6.6	7.5	6.6
Depreciation and amortization	3.1	3.8	2.9	3.1
Pre-opening costs	1.5	0.1	0.9	0.5
Contract termination cost	16.1	—	5.4	—

Total operating expenses	118.1	100.7	105.2	98.6

Income (loss) from operations	(18.1)	(0.7)	(5.2)	1.4

Interest, net	(0.5)	(0.3)	(0.3)	(0.2)
Debt extinguishment costs	(0.0)	—	(0.5)	—

Income (loss) before benefit (provision) for income taxes and minority interest	(18.6)	(1.0)	(6.0)	1.2

Benefit (provision) for income taxes	8.7	(0.4)	6.3	(0.5)

Minority interest in net (profit) loss of subsidiaries	(0.1)	0.3	(0.2)	0.7

Net income (loss)	(10.0)	(1.1)	0.1	1.4

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

	Third Quarter Openings		Year-to-date Openings		Total open at End of Quarter
	2006	2005	2006	2005	2006	2005
Daily Grill restaurants:
Company owned	—	(1)	—	1	12	12
Managed and/or licensed	—	—	—	—	8	8
Grill on the Alley restaurants:
Company owned	1	—	—	—	5	4

Total	1	(1)	—	1	25	24

	Three Months Ended		Nine Months Ended
	September 24, 2006	September 25, 2005	September 24, 2006	September 25, 2005
Weighted average weekly sales per Company owned restaurant:
Daily Grill	$59,814	$55,344	$63,248	$58,735
Grill on the Alley	87,167	81,969	85,867	81,207

Change in comparable restaurant sales (1):
Daily Grill	5.4%	1.1%	5.3%	0.0%
Grill on the Alley	12.1%	13.0%	11.2%	10.7%

Total sales (in thousands):
Daily Grill	$9,331	$9,036	$29,599	$27,434
Grill on the Alley	5,461	4,262	14,767	12,668

Total consolidated sales	$14,792	$13,298	$44,366	$40,102

(1)	When computing comparable restaurant sales, restaurants open for at least 12 months are compared from period to period.

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

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, pre-opening costs and a contract termination cost, increased 29.7% to $22.7 million in the 2006 quarter (representing 118.1% of revenues) from $17.5 million in 2005 (representing 100.7% of revenues). For the nine months, total operating expenses increased 18.4% to $60.2 million (representing 105.2% of revenues) from $50.8 million in 2005 (representing 98.7% of revenues).

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

General and Administrative. General and administrative expense increased 25.8% for the current quarter and 26.0% for the nine months as compared to the same periods in 2005. As a percentage of total revenues, general and administrative expense totaled 7.5% for the quarter and nine months as compared to 6.6% for the third quarter and nine months in 2005. The increase in total general and administrative expense of $0.3 million, or 25.8%, for the 2006 quarter was primarily attributable to increases in stock related compensation expenses ($45,000), outside accounting services ($64,000), and salaries and related benefits ($194,000). The increase in total general and administrative expense of $0.9 million, or 26.0%, for the 2006 nine month period is attributable to travel primarily related to potential site visits ($134,000), salaries and related benefits ($347,000), stock related compensation expenses ($153,000), establishment of the training department ($93,000), outside accounting fees ($78,000), non-recurring legal fees ($41,000) and a system implementation fee ($30,000).

Depreciation and Amortization. Depreciation and amortization expense decreased by 10.0% for the current quarter and increased 3.2% for the nine months of 2006 compared to 2005, representing 3.7% of restaurant sales for the nine months of 2006 and 4.0% of sales for the same period in 2005. The absolute dollar increase in depreciation and amortization expense for the nine months was primarily due to the opening of the Santa Monica and Downtown Daily Grills in 2005, partially offset by the closure of the La Cienega Daily Grill.

Pre-opening Costs. Pre-opening costs totaled $285,000 in the 2006 quarter as compared to $11,000 in the 2005 quarter and $483,000 in the 2006 nine month period as compared with $272,000 in 2005. The 2006 pre-opening costs were attributable to the Dallas Grill opening and the 2005 costs were attributable to the opening of the Santa Monica and Downtown Daily Grills.

Contract Termination Cost. Contract termination cost incurred as a result of the purchase of certain contract rights from Hotel Restaurant Properties and affiliates, was $3.1 million for the quarter and nine months of 2006.

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

Income Tax Provision/Benefit. During the quarter and nine months ended September 24, 2006, the Company reported a tax benefit of $1.7 million and $3.6 million, respectively. During the quarter ended September 25, 2005, the Company reported a tax provision of $68,000 and for the nine months a tax provision of $277,000. The favorable change in taxes reported during 2006 was attributable to the elimination of the majority of the valuation allowance with respect to the Company’s deferred tax asset. The benefit realized by the Company during 2006 was attributable to the determination, based on its taxable income over the preceding three years and its taxable income projected for the next three years, that it is more likely than not that the Company will recover its existing net deferred tax asset.

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

Net Income (Loss). We reported a net loss of $1.9 million for the third quarter and net income of $0.1 million for the nine months of 2006 as compared to net loss of $0.2 million for the third quarter and net income of $0.6 million for the nine months in 2005.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At September 24, 2006 we had negative working capital of $4.8 million and a cash balance of $2.2 million compared to negative working capital of $1.3 million and a cash balance of $3.2 million at December 25, 2005.

The change in our cash position reflects the following cash flows:

(in thousands)	2006 (restated)	2005
Net cash provided by operating activities	$2,183	$3,227
Net cash used in investing activities	(3,533)	(3,927)
Net cash provided by financing activities	369	952

Net increase (decrease) in cash	$(981)	$252

Included in cash flows from operating activities were tenant improvement allowances of $1.8 million and $2.0 million in 2006 and 2005, respectively.

The $3.5 million negative change in working capital position was principally attributable the recording of a $3.0 million payable to HRP related to the purchase of contract rights and a $1.0 million decrease in cash, offset by a $0.5 million increase in prepaid and other current assets.

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

Financing Facility. On March 31, 2006, the Company borrowed $1 million under the terms of the Credit Agreement with Diamond Creek Investment Partners LLC. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and mandatorily redeemable capital obligations owed to MAG by the Company’s subsidiary the Chicago Grill, $5,940 of interest and $50,000 for the first annual penalty payment, all of which amounts were guaranteed by the Company, with the balance used for general working capital. The retired obligations related to the initial funding provided by MAG, as a member/investor in Chicago Grill, with respect to the Company’s The Grill on the Alley restaurant in Chicago.

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

The following table details our contractual obligations as of September 24, 2006:

	Payments due by period (in thousands)
	Total	2006	2007 - 2008	2009 – 2010	Thereafter
Long-term debt	$1,481	$175	$18	$1,243	$45
Capital lease obligations	371	29	153	161	28
Operating lease commitments	30,139	3,647	7,324	6,061	13,107
Other contractual obligations	3,020	138	2,882	—	—

Total	$35,011	$3,989	$10,377	$7,465	$13,180

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

(in thousands)	San Jose Grill, LLC		Chicago Grill On The Alley, LLC			The Grill On Hollywood, LLC
	Members	Company	Members		Company	Members		Company
Distributions of profit and note repayments during the nine months ended September 24, 2006:	$255	$255	$972	(a)	—	—		—

Unreturned Initial Capital Contributions at September 24, 2006:	—	—	—		—	$1,200		$250

Preferred Return rate:	10%	10%	8%		—	12%		12%

Accrued but unpaid Preferred Returns at September 24, 2006:	—	—	—		—		(b)		(b)

	South Bay Daily Grill (Continental Park, LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company (d)
Distributions of profit during the nine months ended September 24, 2006:	—		—		—		—	$27	$9

Unreturned Initial and Additional Capital Contributions at September 24, 2006:	$1,100		$450		$1,496		$296	$1,373	$304

Preferred Return rate:	10%		10	% (c)	—		—	9%	9%

Accrued but unpaid Preferred Returns at September 24, 2006		(b)		(b)		(b)	—	$39	$7

a)	Distribution of capital and note repayments as of September 24, 2006 includes $902,000 of retirement of collateralized subordinated notes and mandatorily redeemable capital obligations and $70,000 of interest and preferred return.
b)	Due to the under performance of the restaurants the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $950,000 and the Company would have an accrued preferred return of $198,000. If preferred returns were accrued for the South Bay Daily Grill the Member would have an accrued preferred return of $466,000 and the Company would have a preferred return of $183,000. If preferred returns were accrued for the CityWalk Partnership the Member would have an accrued preferred return of $627,000.
c)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
d)	The Company is a non-managing member and a wholly owned subsidiary of the Company is the manager of this restaurant.

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

Certain Factors Affecting Future Operating Results

This Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Our actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference include the following: adverse weather conditions and other conditions affecting agricultural output which may cause shortages of key food ingredients and volatility of food prices and which, in turn, may reduce operating margins; food-borne illnesses from items supplied by vendors over which we have limited control; changes in consumer tastes, demographics and adverse economic conditions which may result in reduced frequency of dining at our restaurants; the dependence on key personnel and ability to attract and retain qualified management and restaurant personnel to support existing operations and future growth; regulatory developments, particularly relating to labor matters (i.e., minimum wage, health insurance and other benefit requirements), health and safety conditions, service of alcoholic beverages and taxation, which could increase the cost of restaurant operations; establishment of market position and consumer acceptance in new markets in light of intense competition in the restaurant industry and the geographic separation of senior management from such markets; potential delays in securing sites for new restaurants and delays in opening restaurants which may entail additional costs and lower revenues than would otherwise exist in the absence of such delays; the availability of capital to fund future restaurant openings; rising energy costs and the occurrence of rolling blackouts in California which may result in higher occupancy costs and periodic restaurant closures; national terrorist attacks; earthquakes in California; and, other risks described more fully in “Risk Factors” in Part I, Item 1A of the Company’s Form 10-K for the year ended December 31, 2005 and in Part II, Item 1A of this Form 10-Q/A.

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

Subsequent to filing our original report, and in connection with the review of our financial statements for the second quarter of 2007, we concluded that the accounting for our asset purchase agreement with HRP was incorrect. This instance is considered to be a material weakness in our disclosure controls and procedures particularly as it relates to the selection and application of accounting principles and specifically accounting for nonrecurring transactions. As a result of such conclusions, our management determined to restate our consolidated financial statements as of and for the three and nine months ended September 24, 2006, the year ended December 31, 2006 and the three months ended April 1, 2007.

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures and concluded that these controls were not effective as of September 24, 2006.

During the third quarter of 2007, we took steps to identify, rectify and prevent the recurrence of the circumstances that resulted in our determination to restate prior period financial statements, including an increased emphasis on review of accounting literature relating to non-recurring transactions. As part of this undertaking, we have consulted with our independent registered public accounting firm, increased the number of accounting professionals within the finance organization, increased emphasis on continuing education for our accounting personnel and increased emphasis on reviewing applicable accounting literature, all relating to the selection and application of accounting principles pertaining to these areas.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

A Class Action complaint was filed in the Superior Court of the State of California for the County of Los Angeles on March 15, 2006. The plaintiff and those similarly situated (Servers) complain that the Company has violated the labor code by having Servers “Tip Out” Bartenders and Expeditors a percentage of their tips to these employees who provide no direct table service. The complaint has labeled this act as “Tip-pooling.” At a hearing on August 25, 2006 the case was dismissed without prejudice and the plaintiff’s counsel stipulated that an appeal will not be filed.

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

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay	President and Chief	August 14, 2007
Philip Gay	Executive Officer

/s/ Wayne Lipschitz	Vice President and CFO	August 14, 2007
Wayne Lipschitz