Form 10-K/A
period 2006-12-31
GRILL CONCEPTS INC
filed 2007-08-14
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares outstanding of the registrant’s common stock, $.00004 par value, as of August 7, 2007: 8,540,350 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive annual proxy statement to be filed within 120 days of the Registrant’s fiscal year ended December 31, 2006 are incorporated by reference into Part III.

EXPLANATORY NOTE

In the course of preparing our condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates. We originally accounted for the entire purchase price as a non-current asset attributable to a non-compete agreement, with the asset being amortized ratably over the life of the non-compete agreement. We subsequently concluded that the entire purchase price should have been treated as a contract termination cost and expensed in 2006.

In addition, we are correcting immaterial errors related to 2006 that were identified in 2007 to record additional pre-opening expenses related to the opening of one of our restaurants, bonus accruals and incentive fee revenue earned in 2006.

In order to correct these errors, we are restating our consolidated financial statements for the year ended December 31, 2006. See Note 1 to the consolidated financial statements for a discussion of the restatement. This Form 10-K/A updates the information provided in Part II, Items 6, 7 and 9A and Part IV, Item 15 of the original Form 10-K, filed on March 30, 2007, for the effects of the restatement. This Form 10-K/A has not been updated for events occurring after the filing of the original Form 10-K, except to reflect the restatement.

PART I

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in Item 1A. Risk Factors.

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

The following table sets forth unaudited weekly sales per restaurant, comparable restaurant sales information for restaurants open twelve months in both periods, and total consolidated sales information during 2006 and 2005 by restaurant concept for Company Restaurants (as fiscal year 2006 consisted of 53 weeks, the results of this extra week are also shown):

	2006 (53 weeks)	2006 (52 weeks)	2005
Weighted average weekly sales per restaurant:
Daily Grill restaurants:
Company Restaurants	$63,647	$63,731	$59,456
Grill on the Alley restaurants:
Company Restaurants	$92,180	$92,124	$85,110

Change in comparable restaurant sales:
Daily Grill restaurants
Company Restaurants	7.5%	5.5%	1.1%
Grill on the Alley restaurants
Company Restaurants	14.7%	12.3%	9.8%

Total consolidated sales: (in thousands)
Daily Grill	$40,479	$39,768	$37,003
Grill on the Alley	22,171	21,680	17,703

Total consolidated sales	$62,650	$61,448	$54,706

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

Sales at non-Company owned GCI-branded restaurants, categorized as, managed and licensed restaurants were as follows:

(in thousands)	2006	2005
Gross Sales
Managed Daily Grill restaurants	$21,768	$19,242
Licensed Daily Grill restaurants	7,346	7,852

	$29,114	$27,094

Management and license fees	$2,054	$1,683

Percent of gross sales	7.1%	6.2%

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

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K/A because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy our common stock, you should know that making such an investment involves some risks, including the risks described below. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our stock could decline, and you may lose all or part of your investment.

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

Our directors, executive officers and current holders of 5% or more of our outstanding common stock hold a substantial portion of our stock. At March 10, 2007, directors and members of senior management held in excess of 975,285 shares of our common stock, representing approximately 15.2% of our outstanding shares, and a major shareholder affiliated with Starwood held 923,873 shares of our common stock, representing approximately 14.4% of our outstanding shares. Such persons, acting together, and each acting alone, will be able to significantly influence all matters requiring shareholder approval, including the election of directors and significant corporate transactions, such as mergers or other business combinations.

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

The following tables present selected historical consolidated financial data derived from our consolidated financial statements. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere herein. As discussed in Note 1 of the consolidated financial statements, our consolidated financial statements have been restated from those originally issued to reflect certain adjustments related to contract termination costs associated with the purchase of certain contract rights from Hotel Restaurant Properties, Inc. and affiliates, additional pre-opening expenses, bonus accruals and management incentive fee revenue.

	Fiscal Year Ended December
	2006 (Restated)	2005	2004	2003	2002
	(in thousands, except per share data)
Statement of Operations Data:
Sales	$62,650	$54,706	$49,938	$45,858	$41,826
Cost reimbursements	16,072	14,299	12,439	9,728	7,270
Management and license fees	2,054	1,683	1,282	1,037	901

Total revenues	80,776	70,688	63,659	56,623	49,997

Operating expenses:
Cost of sales	17,764	15,446	14,465	13,274	11,927
Restaurant operating	37,291	32,844	30,552	28,050	25,649
Reimbursed costs	16,072	14,299	12,439	9,772	7,557
General and administration	6,154	4,868	4,472	3,696	3,426
Depreciation and amortization	2,325	2,248	2,005	1,816	1,868
Pre-opening costs	483	301	167	182	69
Gain on sale of assets	(20)	(5)	(2)	(11)	(71)
Contract termination cost	3,101	—	—	—	—

Total operating expenses	83,170	70,001	64,098	56,779	50,425

Income (loss) from operations	(2,394)	687	(439)	(156)	(428)
Interest, net	(258)	(128)	(272)	(331)	(364)
Debt extinguishment costs	(279)	—	—	—	—

Income (loss) before taxes and minority interest	(2,931)	559	(711)	(487)	(792)
Benefit (provision) for income taxes	4,489	(179)	(65)	(89)	(37)
Minority interest	(254)	559	814	704	422

Net income (loss)	1,304	939	38	128	(407)

Preferred dividends accrued	(50)	(50)	(50)	(50)	(50)

Net income (loss) applicable to common stock	$1,254	$889	$(12)	$78	$(457)

Net income (loss) per share applicable to common stock:
Basic	$0.21	$0.16	$0.00	$0.01	$(0.08)

Diluted	$0.20	$0.14	$0.00	$0.01	$(0.08)

Average-weighted shares outstanding
Basic	6,093	5,692	5,609	5,537	5,537

Diluted	6,323	6,251	5,609	5,641	5,537

	Fiscal Year Ended December
	2006 (Restated)	2005	2004	2003	2002
	(in thousands)
Balance Sheet Data:
Working capital surplus (deficit)	$(3,572)	$(1,262)	$209	$378	$(1,045)
Total assets	30,598	21,973	19,749	17,047	16,579
Long-term debt, less current portion	1,600	877	977	1,254	1,743
Stockholders’ equity	6,962	4,806	3,830	3,744	3,616

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Risk Factors” beginning on page of 18 of this Form 10-K/A.

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

Restatement of Financial Results

In the course of preparing our condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates (“HRP Purchase Agreement”). We originally recorded the purchase of HRP’s contract rights as a non-current asset attributable to the non-compete agreement as of June 30, 2006, with the asset being amortized ratably over the five-year life of the non-compete agreement. As a result, we recorded no expense associated with the HRP Purchase Agreement at the time of signing and, therefore, reported amortization expense with respect to the non-compete agreement of $310,000 for the year ended December 31, 2006. After further consideration we concluded that the amounts payable under the HRP Purchase Agreement are more appropriately characterized as contract termination fees relating to the termination of the rights and obligations under a pre-existing contractual agreement with HRP and, therefore, should have been expensed as a period cost. Based on such determination, we have restated our consolidated financial statements for the year ended December 31, 2006 to reflect the purchase of HRP’s contract rights as a contract termination cost.

In addition, we are correcting immaterial errors related to 2006 that were identified in 2007, to record additional pre-opening costs related to the opening of one of our restaurants, bonus accruals and incentive fee revenue that was earned in 2006.

The tax effect of correcting these errors required further adjustments.

In order to correct these errors, we have restated our consolidated financial statements for the year ended December 31, 2006, in order to reflect (a) a contract termination cost of $3,101,000 and elimination of the non-compete agreement as an asset on the balance sheet, (b) reversal of $310,000 of amortization expense related to the non-compete covenant, (c) $43,000 of additional pre-opening costs, (d) $88,000 of additional bonuses, (e) $114,000 of additional management incentive fee revenue and (f) the tax effect of these adjustments. The combined effect of these adjustments reduced net income by $1,725,000, or $0.28 per basic and diluted share, for the year ended December 31, 2006.

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

Income Taxes. During 2006, we determined, based on an analysis of our taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that we will recover the majority of our existing net deferred tax asset. Accordingly, during 2006, most of the previously recorded valuation allowance with respect to our deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, we realized a net tax benefit of $4.5 million during 2006 and our consolidated balance sheets reflected deferred tax assets of $5.7 million at December 31, 2006.

We have a remaining valuation allowance of $1.2 million, consisting of $1.0 million for general business credits and $0.2 million for net operating losses (“NOL’s”). There is still some analysis to be done as to whether we can utilize all of the NOL’s and the general business credits as both of these have limitations. We will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

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

Stock Based Compensation. Effective December 26, 2005, the first day of the Company’s 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the Notes to the condensed consolidated financial statements as permitted by SFAS No. 123.

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

	Fiscal Year Ended December
	2006 (Restated)	2005	2004
Sales	77.6%	77.4%	78.5%
Cost reimbursements	19.9	20.2	19.5
Management and licensing fees	2.5	2.4	2.0

Total revenues	100.0	100.0	100.0
Cost of sales	22.0	21.8	22.7
Restaurant operating expenses	46.2	46.5	48.0
Reimbursed costs	19.9	20.2	19.5
General and administrative expenses	7.6	6.9	7.0
Depreciation and amortization	2.9	3.2	3.2
Pre-opening costs	0.6	0.4	0.3
Contract termination cost	3.8	—	—

Total operating expenses	103.0	99.0	100.7

Operating income (loss)	(3.0)	1.0	(0.7)
Interest, net	(0.3)	(0.2)	(0.4)
Debt extinguishment costs	(0.3)	—	—

Income (loss) before income tax and minority interest	(3.6)	0.8	(1.1)
Benefit (provision) for income taxes	5.5	(0.3)	(0.1)
Minority interest	(0.3)	0.8	1.3

Net income	1.6%	1.3%	0.1%

Fiscal Year 2006 Compared to Fiscal Year 2005

Revenues. Revenues for 2006 increased 14.3% to $80.8 million from $70.7 million in 2005. Sales revenues increased 14.5% to $62.7 million in 2006 from $54.7 million in 2005. Reimbursed managed outlet operating expenses increased 12.4% to $16.1 million from $14.3 million in 2005. Management and license fee revenues increased 22.0% to $2.1 million in 2006 from $1.7 million in 2005. The restaurant sales information excludes revenue related to reimbursed operating expenses and management and license fees.

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

Management and license fee revenues increased 22.0% ($0.4 million) from $1.7 million in 2005 to $2.1 million in 2006. Management and license fee revenues during 2006 were attributable to (1) restaurant management services relating to six hotel based restaurants which accounted for $1.9 million of management fees, and (2) licensing fees from the two licensed Daily Grill restaurants which totaled $0.2 million.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 18.8% to $83.2 million in 2006 from $70.0 million in 2005. The impact of the 53rd week of operations in 2006 on operating expenses was $1.0 million.

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

Restaurant Operating Expenses. Restaurant operating expenses consist of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 13.5% to $37.3 million in 2006 from $32.8 million in 2005. As a percentage of sales revenues, restaurant operating expenses represented 59.5% in 2006 and 60.0% in 2005. Excluding the $0.6 million impact of the 53rd week of operations in 2006, the increase in restaurant operating expenses was primarily attributable to the opening of one restaurant in 2006 and two restaurants in 2005 ($2.6 million), partially offset by the closing of one restaurant in 2005 ($1.2 million). For comparable restaurants the expenses as a percentage of sales increased slightly to 59.6% from 59.1% in 2005.

Reimbursed Costs. Reimbursed costs increased 12.4% from $14.3 million in 2005 to $16.1 million in 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants we do not consolidate. The increase is primarily due to increased sales at all managed locations.

General and Administrative. General and administrative expenses rose to $6.2 million in 2006 compared to $4.9 million in 2005. General and administrative expenses represented 7.6% of total revenues in 2006 as compared to 6.9% of total revenues in 2005. The dollar increase was primarily the result of an increase in home office compensation costs ($0.5 million), increased professional services ($0.3 million), stock based compensation expense ($0.2 million), office expenses ($0.2 million), increased travel expenses ($0.1 million) and the impact of the 53rd week of operations in 2006 ($0.1 million), offset by a legal settlement expense in 2005 ($0.2 million). The increase in home office compensation costs relates principally to the promotion of our prior Chief Financial Officer to the Chief Executive Officer position and the hiring of a new Chief Financial Officer while our prior Chief Executive Officer continued to provide services following his retirement from such position.

Depreciation and Amortization. Depreciation and amortization expense increased 3.4% to $2.3 million in 2006 compared to $2.2 million in 2005. The increase was due primarily to the opening of a Grill restaurant in 2006 and two Daily Grill restaurants during 2005, partially offset by the closing of one Daily Grill restaurant in 2005.

Pre-opening Costs. Pre-opening costs totaled $0.5 million in 2006 as compared with $0.3 million in 2005. These pre-opening costs were attributable to the opening of the Dallas Grill on the Alley in 2006 and the opening of the Downtown Daily Grill and Santa Monica Daily Grill in 2005.

Contract Termination Cost. We incurred a contract termination cost of $3.1 million for the year ended December 31, 2006, related to the purchase of certain contract rights from Hotel Restaurant Properties, Inc. and affiliates.

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

Benefit/Provision for Income Taxes. During 2006, we reported a tax benefit of $4.5 million compared to a provision for income taxes of $0.2 million in 2005. The favorable change in taxes reported during 2006 was attributable to the elimination of the majority of the valuation allowance with respect to the Company’s deferred tax asset. The benefit realized by the Company during 2006 was attributable to the determination, based on its taxable income over the preceding three years and its taxable income projected for the next three years, that it is more likely than not that the Company will recover its existing net deferred tax asset.

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

Net Income. We reported net income of $1.3 million in 2006 as compared to a net income of $0.9 million in 2005.

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

Benefit/Provision for income taxes. The 2005 provision for income taxes is comprised of amounts for federal and state taxes reduced by the income tax benefit resulting from the recognition of a deferred tax asset that is considered more likely than not to be realized of $0.6 million. The provision for income taxes differs from the amount of income tax expense that would result from applying the domestic federal statutory tax rates to pretax income primarily due to the change in the deferred income tax valuation allowance, minority interests’ share of net loss of subsidiaries and the impact of state income taxes.

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

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity. At December 31, 2006, we had a working capital deficit of $3.6 million and a cash balance of $3.0 million as compared to a working capital deficit of $1.3 million and a cash balance of $3.2 million at December 25, 2005.

The decrease in our cash position reflects the following cash flows:

(in thousands)	2006 (Restated)	2005	2004
Net cash provided by operating activities	$3,738	$3,293	$3,272
Net cash used in investing activities	(4,183)	(2,673)	(2,843)
Net cash provided (used in) financing activities	333	1,134	(518)

Net (decrease) increase in cash	$(112)	$1,754	$(89)

Included in cash flows from operating activities were tenant improvement allowances of $1.8 million in 2006, $0.6 million in 2005, and $1.3 million in 2004.

The increased deficit in working capital was principally attributable to our entry into the HRP Purchase Agreement during 2006, under which we are obligated to pay an aggregate of $2.9 million by the end of June 2007.

Our need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Funds necessary to operate restaurants under management agreements are usually funded by cash generated by the restaurants. Sales from these outlets are deposited into an agency account belonging to the owner and we pay the outlet operating expenses, including our fee, from this agency account. Historically, we have funded our day-to-day operations through operating cash flows that have ranged from a $3.3 million to $3.7 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

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

The following table details our contractual obligations as of December 31, 2006:

	Payments due by period
(in thousands)	Total	2007	2008 – 2009	2010 – 2011	Thereafter
Long-term debt(1)	$1,682	$82	$188	$1,372	$40
Operating lease commitments	30,618	3,966	7,955	6,467	12,230
Other contractual obligations(2)	2,951	2,951	—	—	—

Total	$35,251	$6,999	$8,143	$7,839	$12,270

(1)	Excludes other long term liabilities of $8.7 million at December 31, 2006 consisting of tenant improvement allowances and deferred rents each of which is amortized over the life of the respective leases.
(2)	Consists of amounts payable as of December 31, 2006 under the HRP Purchase Agreement. Excludes any potential liability that may arise as a result of our agreement to indemnify HRP against any potential increase in tax liability that might result from a reallocation of the purchase price under the HRP Purchase Agreement.

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

	San Jose Grill			Chicago Grill On The Alley			The Grill On Hollywood
(in thousands)	Members		Company	Members		Company	Members		Company
Initial Capital Contribution:	$1,150	(a)	$350	$1,700	(b)	$—	$1,200		$250

Distributions of profit and note repayments during the year ended December 31, 2006:	$299		$299	$904		$—	$—		$—

Unreturned Initial Capital Contributions at December 31, 2006:	$—		$—	$—		$—	$1,200		$250

Preferred Return rate:	10%		10%	8%			12%		12%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—		$—	$—		$—	$—	(d)	$— (d)

Management Fee:			5%			5%			5%

	South Bay Daily Grill (Continental Park LLC)				Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
	Members		Company		Members		Company	Members	Company(e)
Initial Capital Contribution:	$1,000		$350		$1,100		$—	$1,375	$275

Additional capital contributions	$100		$100		$396		$396	$25	$39

Distributions of profit during the year ended December 31, 2006:	$—		$—		$—		$—	$30	$10

Unreturned Initial and Additional Capital Contributions at December 31, 2006:	$1,100		$450		$1,496		$396	$1,370	$304

Preferred Return rate:	10%		10	%(c)	—		—	9%	9%

Accrued but unpaid Preferred Returns at December 31, 2006:	$—	(d)	$—	(d)	$—	(d)	$—	$33	$7

Management Fee:			5%				5%		5%

(a)	The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b)	The initial capital contributions of the Members of Chicago—Grill on the Alley LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and we guaranteed the joint venture’s payment of these obligations. Distributions of capital and note repayments for the year ended December 31, 2006 includes $904,000 of capital and note repayments and $17,842 of interest and preferred return. No losses are allocated to the minority interest partner as the investor has no equity at risk.
(c)	Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	Due to the poor performance of the restaurant the preferred return is not being accrued. We are not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood the Member would have an accrued preferred return of $1,015,000 and we would have an accrued preferred return of $212,000. If preferred returns were accrued for South Bay Daily Grill, the Member would have an accrued preferred return of $505,000 and we would have an accrued preferred return of $193,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued return of $663,000.
(e)	We are a non-managing member and a wholly owned subsidiary of the Company is the Manager of this restaurant.

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

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures, and concluded that these controls were not effective as of December 31, 2006.

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

(2) Financial Statement Schedules

Schedule II—Valuation and Qualifying Accounts and Allowances

(3) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation, as amended, of Grill Concepts, Inc. (3)

3.2	Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. (4)

3.3	Certificate of Amendment to Restated Certificate of Incorporation of Grill Concepts, Inc. dated August 1999 (8)

3.4	Certificate of Amendment of Restated Certificate of Incorporation of Grill Concepts, Inc., dated July 3, 2001 (14)

3.5	Bylaws, as amended, of Grill Concepts, Inc. (1)

3.6	Amendment to Bylaws of Magellan Restaurant Systems, Inc. dated December 31, 1994 (2)

4.1	Certificate of Designation fixing terms of Series II Preferred Stock (4)

4.2	Specimen Common Stock Certificate (1)

10.1	Operating Agreement for San Jose Grill LLC, dated June 1997 (5)

10.2	Amendment, dated December 1997, to Operating Agreement for San Jose Grill LLC (5)

10.3	Blanket Conveyance, Bill of Sale and Assignment between Grill Concepts, Inc. and Air Terminal Services, Inc. (6)

10.4	License Agreement between Grill Concepts, Inc. and Airport Grill, L.L.C. (6)

10.5	Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc. (6)

10.6	Restaurant Management Agreement between Grill Concepts, Inc., Hotel Restaurant Properties, Inc. and CapStar Georgetown Company, L.L.C. for the Georgetown Inn (6)

10.7	Loan Agreement between Grill Concepts, Inc. and The Wolff Revocable Trust of 1993 (7)

+10.8	Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan, as amended February 27, 2001 (9)

10.9	Chicago - Grill on the Alley First Extension Warrant (10)

10.10	Chicago - Grill on the Alley Second Extension Warrant (10)

10.11	Guaranty - Michigan Avenue Group Note (10)

10.12	Operating Agreement for Chicago - The Grill on the Alley LLC (10)

10.13	Daily Grill Restaurant Management Agreement, dated February 5, 2001, between Grill Concepts Management, Inc., Hotel Restaurant Properties II Management, Inc., and Handlery Hotel, Inc. (11)

10.14	Subscription Agreement, dated May 16, 2001, by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

10.15	Development Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

Exhibit Number	Description of Exhibit
10.16	Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc. (13)

10.17	Stockholders’ Agreement by and between Grill Concepts, Inc., Starwood Hotels & Resorts Worldwide, Inc., Robert Spivak, Michael Weinstock, Lewis Wolff, Keith Wolff and Wolff Revocable Trust of 1993. (12)

10.18	Form of $2.00 Warrant. (13)

10.19	Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001 (14)

+10.20	Employment Agreement, dated January 1, 2004, with Robert Spivak (16)

+10.21	Consulting Agreement with Robert Spivak (16)

+10.22	Form of Stock Option Agreement (17)

10.23	Change of Control Severance Agreement Form (18)

10.24	Credit Agreement, dated as of March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC (19)

10.25	Fee Letter, dated March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners LLC (19)

+10.26	Employment Agreement, effective March 3, 2006, with Philip Gay (20)

10.27	First Amendment to Development Agreement, dated June 20, 2006, between Grill Concepts, Inc. and Starwood Hotels and Resorts Worldwide, Inc. (21)

10.28	First Amendment to Stockholders Agreement, dated June 20, 2006, between Grill Concepts, Inc., Starwood Hotels and Resorts Worldwide, Inc. and certain stockholders of Grill Concepts, Inc. (21)

10.29	Agreement for Purchase and Sale of Assets, dated September 1, 2006, between Grill Concepts, Inc., Hotel Restaurant Properties, Inc., Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller (22)

10.30	Amendment Number One to Credit Agreement, dated December 29, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC (23)

14.1	Code of Business Ethics—CEO and Senior Financial Officers (15)

14.2	Code of Ethics (15)

21.1	Subsidiaries of Registrant (filed with Form 10-K, as originally filed)

23.1*	Consent of Moss Adams LLP

31.1*	Section 302 Certification of CEO

31.2*	Section 302 Certification of CFO

32.1*	Certification of CEO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Compensatory plan or management agreement.
*	Filed herewith
(1)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993.
(2)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form S-4 (Commission File No. 33- 85730) declared effective by the Securities and Exchange Commission on February 3, 1995.
(3)	Incorporated by reference to the respective exhibits filed with Registrant’s Registration Statement on Form SB-2 (Commission File No. 33-55378-NY) declared effective by the Securities and Exchange Commission on May 11, 1993 and the exhibits filed with the Registrant’s Current Report on Form 8-K dated March 3, 1995.
(4)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-QSB for the quarter ended June 29, 1997.
(5)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-KSB for the year ended December 28, 1997.
(6)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-QSB for the quarter ended September 27, 1998.

(7)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 27, 1998.
(8)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended June 27, 1999.
(9)	Incorporated by reference to the Company’s Definitive Proxy Statement filed May 29, 2001.
(10)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-K for the year ended December 26, 1999.
(11)	Incorporated by reference to the respective exhibits filed with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.
(12)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended April 1, 2001.
(13)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated May 16, 2001.
(14)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended July 1, 2001.
(15)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-K for the year ended December 28, 2003.
(16)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended March 28, 2004.
(17)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated August 8, 2005.
(18)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 10-Q for the quarter ended September 25, 2005.
(19)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated March 10, 2006.
(20)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated March 13, 2006.
(21)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated June 20, 2006.
(22)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated September 1, 2006.
(23)	Incorporated by reference to the respective exhibits filed with the Registrant’s Form 8-K dated December 29, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

By:	/s/ PHILIP GAY
Philip Gay
President and Chief Executive Officer

Dated: August 14, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP GAY Philip Gay	President, Chief Executive Officer and Director (Principal Executive Officer)	August 14, 2007

/s/ MICHAEL WEINSTOCK Michael Weinstock	Chairman of the Board of Directors and Executive Vice President	August 14, 2007

/s/ BRUCE SCHWARTZ Bruce Schwartz	Director	August 14, 2007

/s/ GLENN GOLENBERG Glenn Golenberg	Director	August 14, 2007

/s/ RUDOLPH BORNEO Rudolph Borneo	Director	August 14, 2007

/s/ STEPHEN ROSS Stephen Ross	Director	August 14, 2007

/s/ ROBERT SPIVAK Robert Spivak	Director	August 14, 2007

/s/ WAYNE LIPSCHITZ Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Accounting and Principal Financial Officer)	August 14, 2007

Grill Concepts, Inc. and Subsidiaries

Schedule II

VALUATION AND QUALIFYING ACCOUNTS AND ALLOWANCES

Allowance for Doubtful Accounts:

(in thousands) Year Ended	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
December 26, 2004	$13	$134	$4	$143
December 25, 2005	$143	$95	—	$238
December 31, 2006	$238	$100	$1	$337

Valuation Allowance for Deferred Taxes:

(in thousands) Year Ended	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
December 26, 2004	$3,548	$22	$—	$3,570
December 25, 2005	$3,570	$497	$719	$3,348
December 31, 2006	$3,348	$—	$2,125	$1,223

Grill Concepts, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has restated its 2006 consolidated financial statements.

As described in Notes 2 and 8 to the consolidated financial statements, effective December 26, 2005, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

/s/ Moss Adams LLP

Los Angeles, California

March 27, 2007, except for the restatement as described in Note 1 under “Restatement of Financial Results” which is as of August 14, 2007

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2006 (Restated)	December 25, 2005
ASSETS
Current assets:
Cash	$3,049	$3,161
Inventories	922	727
Receivables, net of reserve ($337 and $238 in 2006 and 2005, respectively)	980	784
Income taxes receivable	88	—
Note receivable, current portion	15	15
Reimbursable costs receivable	1,262	912
Prepaid expenses and other current assets	882	401
Deferred income taxes	906	—

Total current assets	8,104	6,000

Furniture, equipment and improvements, net	15,139	13,372

Restricted cash	1,192	1,042
Note receivable	64	75
Liquor licenses	411	426
Deferred income taxes	4,840	577
Goodwill, net	205	205
Other assets	643	276

Total assets	$30,598	$21,973

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,266	$1,457
Accrued expenses	5,065	4,320
Accrued managed outlets operating expenses	1,262	912
Income taxes payable	—	213
Payable to Hotel Restaurant Properties, Inc.	2,951	—
Long-term debt, current portion	82	48
Notes payable—related parties, current portion	—	312
Liability for debt extinguishment, current portion	50	—

Total current liabilities	11,676	7,262

Long-term debt	1,600	206
Notes payable—related parties	—	671
Liability for debt extinguishment	100	—
Other long-term liabilities	8,712	7,398

Total liabilities	22,088	15,537

Minority interest	1,548	1,630

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, 996,935 shares undesignated in 2006 and 2005	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 500 shares issued and outstanding in 2006 and 2005, liquidation preference of $976,000 and $926,000 in 2006 and 2005, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized in 2006 and 2005, 6,406,062 and 5,728,495 issued and outstanding in 2006 and 2005, respectively	—	—
Additional paid-in capital	14,538	13,686
Accumulated deficit	(7,576)	(8,880)

Total stockholders’ equity	6,962	4,806

Total liabilities, minority interest and stockholders’ equity	$30,598	$21,973

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31, 2006 (Restated)	December 25, 2005	December 26, 2004
Revenues:
Sales	$62,650	$54,706	$49,938
Cost reimbursements	16,072	14,299	12,439
Management and license fees	2,054	1,683	1,282

Total revenues	80,776	70,688	63,659

Operating expenses:
Cost of sales	17,764	15,446	14,465
Restaurant operating	37,291	32,844	30,552
Reimbursed costs	16,072	14,299	12,439
General and administrative	6,154	4,868	4,472
Depreciation and amortization	2,325	2,248	2,005
Pre-opening costs	483	301	167
Gain on sale of assets	(20)	(5)	(2)
Contract termination cost	3,101	—	—

Total operating expenses	83,170	70,001	64,098

Income (loss) from operations	(2,394)	687	(439)

Interest, net	(258)	(128)	(272)
Debt extinguishment costs	(279)	—	—

Income (loss) before benefit (provision) for income taxes and minority interest	(2,931)	559	(711)
Benefit (provision) for income taxes	4,489	(179)	(65)

Income (loss) before minority interest	1,558	380	(776)
Minority interest in net (profit) loss of subsidiaries	(254)	559	814

Net income	1,304	939	38
Preferred dividends accrued	(50)	(50)	(50)

Net income (loss) applicable to common stock	$1,254	$889	$(12)

Net income (loss) per share applicable to common stock:
Basic	$0.21	$0.16	$—

Diluted	$0.20	$0.14	$—

Average-weighted shares outstanding:
Basic	6,093	5,692	5,609

Diluted	6,323	6,251	5,609

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series II Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, December 28, 2003	500	$—	5,537,071	$—	$13,601	$(9,857)	$3,744
Exercise of stock options and warrants	—	—	113,075	—	48	—	48
Net income	—	—	—	—	—	38	38

Balance, December 26, 2004	500	—	5,650,146	—	13,649	(9,819)	3,830

Exercise of stock options and warrants	—	—	78,349	—	37		37
Net income	—	—	—	—	—	939	939

Balance, December 25, 2005	500	—	5,728,495	—	13,686	(8,880)	4,806

Exercise of stock options and warrants	—	—	677,567	—	653	—	653
Stock based compensation (SFAS No. 123R)	—	—	—	—	199	—	199
Net income (Restated)	—	—	—	—	—	1,304	1,304

Balance, December 31, 2006 (Restated)	500	$—	6,406,062	$—	$14,538	$(7,576)	$6,962

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31, 2006 (Restated)	December 25, 2005	December 26, 2004
Cash flows from operating activities:
Net income	$1,304	$939	$38
Adjustments to reconcile net income to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(728)	(656)	(342)
Amortized debt issuance costs	81	—	—
Provision for doubtful accounts	99	95	130
Stock based compensation	199	—	(84)
Depreciation and amortization	2,325	2,248	2,005
Gain on sale of assets	(20)	(5)	(2)
Loss on debt extinguishment costs	219	—	—
Deferred income taxes	(5,170)	(577)	—
Minority interest in net profit (loss) of subsidiaries	254	(559)	(814)
Contract termination cost	3,101	—	—
Changes in operating assets and liabilities:
Inventories	(195)	(107)	(35)
Receivables	(295)	(43)	(308)
Income taxes receivable	(88)	—	—
Reimbursable costs receivable	(350)	16	(348)
Prepaid expenses and other current assets	(249)	120	91
Other assets	(113)	(117)	73
Accounts payable	809	(531)	942
Accrued expenses	608	1,876	257
Income taxes payable	(213)	33	69
Reimbursable costs payable	350	(16)	348
Tenant improvement allowances	1,810	577	1,252

Net cash provided by operating activities	3,738	3,293	3,272

Cash flows from investing activities:
Restricted cash	(150)	(160)	(810)
Proceeds from disposal of assets	55	5	5
Collections on note receivable	15	15	15
Purchase of liquor licenses	(16)	(76)	—
Purchase of furniture, equipment and improvements	(4,087)	(2,457)	(2,053)

Net cash used in investing activities	(4,183)	(2,673)	(2,843)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s Debt issuance costs	125 (488)	1,555 —	35 —
Return of capital, preferred return and profits to minority shareholder	(329)	(228)	(171)
Proceeds from line of credit and equipment financing	1,491	118	45
Payments on long-term debt	(62)	(208)	(284)
Payments on notes payable—related parties	(1,057)	(140)	(191)
Proceeds from exercise of stock options and warrants	653	37	48

Net cash provided by (used in) financing activities	333	1,134	(518)

Net increase (decrease) in cash	(112)	1,754	(89)
Cash, beginning of year	3,161	1,407	1,496

Cash, end of year	$3,049	$3,161	$1,407

Supplemental cash flows information:
Cash paid during the year for:
Interest	$262	$178	$141
Income taxes	$984	$384	$181
Non-cash investing and financing activities:
Payable to Hotel Restaurant Properties, Inc.	$3,065	—	—
Capital lease equipment financing	$250	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business, Organization and Basis of Presentation

Restatement of Financial Results

In the course of preparing our condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates. We originally accounted for the entire purchase price as a non-current asset attributable to a non-compete agreement, with the asset being amortized ratably over the life of the non-compete agreement. The entire purchase price should have been treated as a contract termination cost and expensed during the quarter ended September 24, 2006.

On September 1, 2006, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Hotel Restaurant Properties, Inc. and affiliates (“HRP”), effective June 30, 2006. Pursuant to the terms of the Purchase Agreement, HRP agreed to sell to us and we agreed to purchase from HRP certain rights and interests of HRP relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an agreement, dated August 27, 1998, as amended (the “HRP Purchase Agreement”). Under the terms of the HRP Agreement, HRP had the exclusive right to obtain hotel-based locations for our restaurants and was entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. Under the Purchase Agreement, HRP agreed to transfer to us all of the rights in the management agreements relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

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

We entered into the Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as we grow our business of hotel-based restaurants (see Note 7 for further detail).

We originally recorded the purchase of HRP’s contract rights as a non-current asset attributable to the non-competition agreement as of June 30, 2006, with the asset being amortized ratably over the five-year life of the non-compete agreement. As a result, we recorded no expense associated with the Purchase Agreement at the time of signing and reported amortization expense with respect to the non-compete agreement of $310,000 for the year ended December 31, 2006. After further consideration, we concluded that the amounts payable under the HRP Purchase Agreement are more appropriately characterized as contract termination fees relating to the termination of the rights and obligations under a pre-existing contractual agreement with HRP and, therefore, should have been expensed as a period cost. As a result of such determination, we have restated our consolidated financial statements to reflect the purchase of HRP’s contract rights as a contract termination cost.

In addition, we are correcting immaterial errors related to 2006 that were identified during 2007, to record additional pre-opening costs, bonus accruals and incentive fee revenue earned in 2006.

The tax effect of correcting these errors required further adjustments.

In order to correct these errors, we have restated our consolidated financial statements for the year ended December 31, 2006, in order to reflect (a) a contract termination cost of $3,101,000 and elimination of the non-compete agreement from the balance sheet, (b) the reversal of $310,000 of amortization expense related to the non-compete agreement, (c) $43,000 of additional pre-opening costs, (d) $88,000 of additional bonuses, (e) $114,000 of additional management incentive fee revenue and (f) the tax effect of these adjustments. The combined effect of these adjustments reduced net income by $1,725,000, or $0.28 per basic and diluted share, for the year ended December 31, 2006.

Effects of the Restatement on the Consolidated Financial Statements

The following table presents the impact of the financial statement adjustments to the previously reported consolidated balance sheet (amounts in thousands):

	December 31, 2006 As Previously Reported	December 31, 2006 As Restated
Receivables, net	$866	$980
Income taxes receivable	153	88
Deferred income taxes	917	906
Total current assets	8,066	8,104
Furniture, equipment and improvements, net	15,182	15,139
Deferred income taxes	3,682	4,840
Non-compete agreement, net	2,790	—
Total assets	32,235	30,598
Accrued expenses	4,977	5,065
Total current liabilities	11,588	11,676
Total liabilities	22,000	22,088
Accumulated deficit	(5,851)	(7,576)
Total stockholders’ equity	8,687	6,962
Total liabilities, minority interest and stockholders’ equity	32,235	30,598

The following table presents the impact of the financial statement adjustments to the previously reported consolidated statement of operations (amounts in thousands except for per share amounts):

	December 31, 2006 As Previously Reported	December 31, 2006 As Restated
Management and license fees	$1,940	$2,054
Total revenues	80,662	80,776
Restaurant operating expenses	37,242	37,291
General and administrative expenses	6,115	6,154
Depreciation and amortization	2,635	2,325
Pre-opening costs	440	483
Contract termination cost	—	3,101
Total operating costs	80,248	83,170
Income (loss) from operations	414	(2,394)
Loss before benefit for income taxes and minority interest	(123)	(2,931)
Benefit for income taxes	3,406	4,489
Income before minority interest	3,283	1,558
Net income	3,029	1,304
Net income applicable to common stock	2,979	1,254
Net income per share applicable to common stock:
Basic	$0.49	$0.21
Diluted	$0.48	$0.20

The following table presents the impact of the financial statement adjustments to the previously reported consolidated statement of cash flows (amounts in thousands):

	December 31, 2006 As Previously Reported	December 31, 2006 As Restated
Cash flows from operating activities:
Net income	$3,029	$1,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,635	2,325
Deferred income taxes	(4,022)	(5,170)
Contract termination costs	—	3,101
Changes in operating assets and liabilities:
Receivables	(181)	(295)
Income taxes receivable	(153)	(88)
Non-compete agreement	(149)	—
Other assets	36	(113)
Accrued expenses	520	608
Net cash provided by operating activities	3,781	3,738
Cash flows from investing activities:
Purchases of furniture, equipment and improvements	(4,130)	(4,087)
Net cash used in investing activities	(4,226)	(4,183)

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

Liquidity

At December 31, 2006, the Company had a working capital deficit of $3.6 million and a cash balance of $3.0 million as compared to a working capital deficit of $1.3 million and a cash balance of $3.2 million at December 25, 2005. The decrease in the Company’s cash was primarily due to $4.1 million of capital expenditures and $1.1 million of debt payments, partially offset by $3.8 million in cash provided by operating activities, which included $1.8 million from tenant improvement allowances.

The Company’s need for capital resources historically has resulted from, and for the foreseeable future is expected to relate primarily to, the construction and opening of new restaurants. Historically, the Company has funded its day-to-day operations through its operating cash flows, which have ranged from $3.3 million to $3.7 million over the past three fiscal years. Growth has been funded through a combination of bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant improvement allowances from certain of its landlords, and, beginning in 1999, through joint venture arrangements. Capital expenditures were $4.1 million in 2006, $2.5 million in 2005 and $2.1 million in 2004.

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

In connection with the building of a new restaurant, in January 1998, The San Jose Grill LLC was formed for the operation of “The Grill” restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $350,350 and by a capital contribution of $349,650 and a $800,000 loan from the minority interest member of the limited liability company. The restaurant opened in May 1998. The San Jose Grill LLC is considered a variable interest entity for which the Company is the primary beneficiary. As a result of the adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to the provisions of the LLC agreement. Total assets and restaurant sales of the San Jose Grill LLC as of and for the year ended December 31, 2006 were approximately $1.6 million and $6.0 million, respectively.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the years ended December 31, 2006, December 25, 2005 and December 26, 2004 follows:

(in thousands)	2006		2005		2004
	Earnings (Restated)	Shares	Earnings	Shares	Earnings	Shares
Net income	$1,304		$939		$38
Less: preferred dividends accrued	(50)		(50)		(50)

Basic net income (loss) applicable to common stock	$1,254	6,093	$889	5,692	$(12)	5,609

Dilutive securities:
Dilutive stock options	—	105	—	125	—	—
Warrants	—	—	—	434	—	—
Convertible Preferred Stock	—	125	—	—	—	—

Diluted net income (loss) available to common stockholders	$1,254	6,323	$889	6,251	$(12)	5,609

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

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS No. 123R. The Company has applied the provisions of SAB 107 in the adoption of SFAS No. 123R and adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of December 26, 2005, the first day of the current fiscal year. Prior to December 26, 2005, the Company applied Accounting Principles board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The consolidated financial statements as of and the year ended December 31, 2006, reflect the impact of SFAS No. 123R. In accordance with the modified prospective transition method, the Company has not restated its consolidated financial statements for prior periods to reflect the change in accounting method.

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

The Company’s management believes that the fair values of assets and liabilities that are on the financial statements classified as current approximates their carrying values because of the short-term maturity of these assets and liabilities. The fair values of non-current assets and liabilities that are financial instruments, including restricted cash, long-term debt and notes payable-related parties closely approximates their carrying value.

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

3. Furniture, Equipment and Improvements, Net

Furniture, equipment and improvements at December 31, 2006 and December 25, 2005 consisted of the following:

(in thousands)	2006 (Restated)	2005
Furniture, fixtures and equipment	$11,355	$10,028
Leasehold improvements	20,203	17,904
Construction In Progress	371	13
Smallwares	679	602

Furniture, equipment and improvements	32,608	28,547
Less, Accumulated depreciation	(17,469)	(15,175)

Furniture, equipment and improvements, net	$15,139	$13,372

4. Accrued Expenses

Accrued Expenses at December 31, 2006 and December 25, 2005 consist of the following:

(in thousands)	2006 (Restated)	2005
Accrued payroll & taxes	$517	$921
Accrued sales tax	498	308
Accrued vacation	413	403
Accrued bonuses	651	587
Accrued rent	236	95
Workers’ compensation loss reserve	729	567
Accrued gift cards	269	179
Accrued credit card discounts	141	91
Accrued preferred return	25	72
Other	1,586	1,097

Total	$5,065	$4,320

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

Hotel Restaurant Properties, Inc.

In August 1998, the Company entered into an agreement (the “HRP Agreement”) with Hotel Restaurant Properties, Inc. (“HRP”) in which HRP agreed to assist the Company in locating hotel locations for the opening of Company restaurants. One of the two original owners of HRP is a family member of the above-referenced preferred stockholder of the Company. On May 11, 1999 the HRP Agreement was amended under the same terms and conditions (“HRP II”) except that HRP II is 100% owned by the family member. Both HRP and HRP II are referred to as HRP. There were $214,000, $423,000 and $290,000 of management fees paid to HRP on the HRP Agreement for fiscal years 2006, 2005 and 2004, respectively. The HRP Agreement also provides that HRP would repay to the Company amounts advanced to managed units on behalf of HRP. Receivables from HRP were $282,000, $545,000 and $396,000 for the fiscal years 2006, 2005 and 2004, respectively.

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

The Company recorded the HRP Purchase Agreement transaction as a contract termination cost, which is included as an operating expense in the consolidated statements of operations. A Payable to HRP was recorded and is presented in the consolidated balance sheets net of Income Stream Payments made during the quarter. At December 31, 2006 the total amount due HRP under the terms of the purchase agreement was $3.0 million.

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

Under the Development Agreement, as amended by the First DA Amendment in 2006, upon the opening of the fifth restaurant pursuant to the Development Agreement, the Company is obligated to issue to Starwood five year warrants to acquire (1) a number of shares of the Company’s common stock equal to four percent of the outstanding shares upon opening a fifth restaurants, provided that such restaurant opens on or before April 1, 2008, or (2) if the fifth restaurant does not open until after April 1, 2008, a number of shares of the Company’s common stock equal to four percent of the shares outstanding at December 31, 2005.

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

The Company’s Board of Directors adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the “1995 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). The Plans were approved at the respective 1996, 1998 and 2006 annual stockholders’ meetings. These Plans provide for options to be issued to the Company’s employees and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. In 2005, the 1995 Stock Option Plan expired.

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

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. The Company applies the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements as permitted by SFAS No. 123.

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

The Company has three suppliers which account for a majority of our purchases. The Company has a policy of strengthening its supplier relationships by concentrating its purchases over a limited number of suppliers in order to maintain quality, consistency, and cost controls and to increase the suppliers’ commitment to the Company. The Company relies upon, and expects to continue to rely upon, several single source suppliers.

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

11. Income Taxes

The (benefit) provisions for income taxes for the fiscal years ended December 31, 2006, December 25, 2005 and December 26, 2004 are as follows:

(in thousands)	2006 (Restated)	2005	2004
Current – federal	$476	$577	$—
Current – state	203	179	65

Subtotal current	679	756	65

Deferred – federal	(4,370)	(577)	—
Deferred – state	(798)	—	—

Subtotal deferred	(5,168)	(577)	—

Total (benefit) provision for income taxes	$(4,489)	$179	$65

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

(in thousands)	2006 (Restated)	2005	2004
Taxes at federal tax rate	$(997)	$190	$(243)
State tax net of federal benefit	(89)	455	43
Variable incentive stock option	—	—	29
Change in valuation allowance	(2,124)	(222)	22
General business and tip tax credit	(693)	(160)	(48)
Minority Interests	(96)	(190)	186
Partnerships	(700)	—	—
Other	210	106	76

Total (benefit) provision for income taxes	$(4,489)	$179	$65

Deferred tax assets and liabilities consist of the following as of December 31, 2006 and December 25, 2005:

(in thousands)	2006 (Restated)	2005
Deferred tax assets:
Net operating loss	$233	$602
Fixed Assets	1,278	1,151
Intangibles	1,343	89
General business credit Partnerships	1,501 1,749	1,234 —
Other	1,078	991

Total gross deferred tax assets	7,182	4,067
Less, Valuation allowance	1,223	3,348

Net deferred tax assets	5,959	719

Deferred tax liabilities:
Partnerships	—	(142)
State taxes	(213)	—

Total gross deferred tax liabilities	(213)	(142)

Net deferred tax assets and liabilities	5,746	577

Less, current portion	906	—

Net long-term deferred tax assets and liabilities	$4,840	$577

At December 31, 2006, the Company has available state net operating loss carryforwards of $3,991,000 that may be utilized to offset future state taxable earnings. The remaining state net operating losses began expiring in 2003. At December 31, 2006, the Company has available federal general business credit carryforwards of $1,501,000 that may be utilized to offset future federal tax liabilities. These credits expire beginning in 2018 through 2027.

During 2006, the Company reversed a significant portion of the valuation allowance recorded as of December 25, 2005 due to a change in judgment about future years, which was supported by a recent history of taxable income, projected future taxable income and expected reversals of existing taxable temporary differences. Due to federal and state laws, the Company does not believe that it is more likely than not that all of the general business credits and state net operating losses will be utilized in the future. Consequently, the Company has provided valuation allowances of $1,223,000 and $3,348,000 for the years ended December 31, 2006 and December 31, 2005, respectively.

In addition, the Company performed an extensive tax basis study for its joint ventures. Based on the results of the study, the Company recorded an additional deferred tax asset of approximately $700,000 during the year ended December 31, 2006. For the year ended December 31, 2005, this asset would have had a full valuation allowance associated with it.

12. Store Openings and Closings

Openings

The Company opened an owned hotel-based Daily Grill restaurant in the Hyatt Bethesda in Bethesda, Maryland. The construction was financed by a $1.8 million tenant improvement allowance, which was treated as a lease incentive and recorded as a long-term liability and will be amortized over the life of the lease. The restaurant opened in January 2004.

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

13. Subsequent Events

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

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal years 2006 and 2005 is as follows:

(in thousands, except for per share data)	Quarter Ended
	March 26, 2006	June 25, 2006		September 24, 2006 (Restated)		December 31, 2006 (Restated)
Total revenues	$19,300	$18,726		$19,204		$23,546
Income (loss) from operations	596	(88)		(3,477)		575
Net income (loss)	482	1,510	(a)	(1,923	)(c)	1,235	(b)
Basic net income (loss) per share	$0.08	$0.26		$(0.30)		$0.19
Diluted net income (loss) per share	$0.08	$0.23		$(0.30)		$0.19

	March 27, 2005	June 26, 2005		September 25, 2005		December 25, 2005
Total revenues	$17,212	$16,906		$17,375		$19,195
Income (loss) from operations	706	66		(117)		32
Net income (loss)	682	125		(188)		320
Basic net income (loss) per share	$0.12	$0.02		$(0.04)		$0.06
Diluted net income (loss) per share	$0.11	$0.02		$(0.04)		$0.05

Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year.

(a)	Quarterly net income includes tax benefits from the reversal of the majority of the valuation allowance against deferred tax assets.
(b)	Quarterly net income includes tax benefits from the additional reversal of the valuation allowance against deferred tax assets and the generation of general business credits.
(c)	Quarterly net loss includes the effect of recording a contract termination cost related to the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates.