Form 10-Q/A
period 2007-04-01
GRILL CONCEPTS INC
filed 2007-08-14
CIK 895041

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

As of August 7, 2007 8,540,350 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

EXPLANATORY NOTE

Subsequent to our issuance of condensed consolidated financial statements for the quarter ended April 1, 2007, and in the course of preparing the condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates. We originally accounted for the entire purchase price as a non-current asset attributable to a non-compete agreement included in the purchase agreement, with the asset being amortized ratably over the life of the non-compete agreement. We subsequently concluded that the entire purchase price should have been treated as a contract termination cost and expensed during the quarter ended September 24, 2006.

In addition, we are correcting other immaterial errors, identified during 2007, arising from 1) the expensing during the quarter ended April 1, 2007 of pre-opening costs related to the opening of one of our restaurants and bonus accruals, both of which should have been expensed in 2006 and 2) the recognition of incentive fee revenue earned but not previously recorded in 2006.

In order to correct these errors, we are restating our condensed consolidated financial statements for the three months ended April 1, 2007, and we have restated our condensed consolidated financial statements for the three and nine months ended September 24, 2006 and our consolidated financial statements for the year ended December 31, 2006. See Note 1 to the condensed consolidated financial statements for a discussion of the restatement. This Form 10-Q/A updates the information provided in Part I, Items 1, 2 and 4 of the original Form 10-Q, filed on May 15, 2007, for the effects of the restatement. This Form 10-Q/A has not been updated for events occurring after the filing of the original Form 10-Q, except to reflect the restatement.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	April 1, 2007 (Restated)	December 31, 2006 (Restated)
ASSETS
Current assets:
Cash	$2,378	$3,049
Inventories	923	922
Receivables, net of reserve ($261 and $337 in 2007 and 2006, respectively)	1,032	980
Income taxes receivable	—	88
Note receivable, current portion	15	15
Reimbursable costs receivable	769	1,262
Prepaid expenses and other current assets	866	882
Deferred income taxes	766	906

Total current assets	6,749	8,104
Furniture, equipment and improvements, net	15,751	15,139
Restricted cash	1,192	1,192
Note receivable	65	64
Liquor licenses	411	411
Deferred income taxes	4,915	4,840
Goodwill, net	205	205
Other assets	597	643

Total assets	$29,885	$30,598

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,073	$2,266
Accrued expenses	4,908	5,065
Income taxes payable	22	—
Accrued managed outlets operating expenses	769	1,262
Payable to Hotel Restaurant Properties, Inc.	2,882	2,951
Long-term debt, current portion	80	82
Liability for debt extinguishment, current portion	50	50

Total current liabilities	10,784	11,676
Long-term debt	1,583	1,600
Liability for debt extinguishment	50	100
Other long-term liabilities	8,769	8,712

Total liabilities	21,186	22,088

Minority interest	1,461	1,548
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock; 1,000,000 shares authorized, 996,935 shares undesignated in 2007 and 2006	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 500 shares issued and outstanding in 2007 and 2006, liquidation preference of $992 and $976 in 2007 and 2006, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized in 2007 and 2006, 6,432,412 and 6,406,062 issued and outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	14,627	14,538
Accumulated deficit	(7,389)	(7,576)

Total stockholders’ equity	7,238	6,962

Total liabilities, minority interest and stockholders’ equity	$29,885	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	April 1, 2007 (Restated)	March 26, 2006
Revenues:
Sales	$17,037	$15,062
Cost reimbursements	4,197	3,818
Management and license fees	488	420

Total revenues	21,722	19,300
Operating expenses:
Cost of sales	4,864	4,174
Restaurant operating	9,942	8,940
Reimbursed costs	4,197	3,818
General and administrative	1,528	1,241
Depreciation and amortization	556	531
Pre-opening costs	126	—

Total operating expenses	21,213	18,704
Income from operations	509	596
Interest, net	(67)	(21)

Income before provision for income taxes and minority interest	442	575
Provision for income taxes	(177)	(68)

Income before minority interest	265	507
Minority interest in net profit of subsidiaries	(78)	(25)

Net income	187	482
Preferred dividends accrued	(6)	(13)

Net income applicable to common stock	$181	$469

Net income per share applicable to common stock:
Basic	$0.03	$0.08

Diluted	$0.03	$0.08

Weighted-average shares outstanding:
Basic	6,420	5,753

Diluted	6,803	6,242

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	April 1, 2007 (Restated)	March 26, 2006
Cash flows from operating activities:
Net income	$187	$482
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(156)	(187)
Provision for doubtful accounts	(76)	—
Stock based compensation	38	38
Depreciation and amortization	556	531
Deferred income taxes	65	(179)
Minority interest in net profit of subsidiaries	78	25
Changes in operating assets and liabilities:
Inventories	(1)	24
Receivables	23	(255)
Income taxes receivable	88	—
Reimbursable costs receivable	493	(186)
Prepaid expenses and other current assets	16	53
Other assets	19	—
Accounts payable	(193)	(96)
Accrued expenses	(191)	(546)
Income taxes payable	22	—
Reimbursable costs payable	(493)	186
Payable to Hotel Restaurant Properties, Inc.	(69)	—
Tenant improvement allowances	213	—

Net cash provided by (used in) operating activities	619	(110)

Cash flows from investing activities:
Restricted cash	—	(150)
Purchase of furniture, equipment and improvements	(1,142)	(424)

Net cash used in investing activities	(1,142)	(574)

Cash flows from financing activities:
Debt issuance costs	—	(318)
Return of capital, preferred returns and profits to minority shareholders	(130)	(88)
Proceeds from line of credit	—	210
Payments on long-term debt	(19)	(14)
Payments on notes payable—related parties	—	(27)
Payments on liability for debt extinguishment	(50)	—
Proceeds from exercise of stock options and warrants	51	7

Net cash used in financing activities	(148)	(230)

Net decrease in cash	(671)	(914)
Cash, beginning of period	3,049	3,161

Cash, end of period	$2,378	$2,247

Supplemental cash flows information:
Cash paid during the period for:
Interest	$65	$39
Income taxes	$—	$286

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q/A. The interim condensed consolidated financial statements for the period ended April 1, 2007 have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company’s Form 10-K/A for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 30, 2007.

All revenues reported in the condensed consolidated statements of operations are net of all sales and use taxes that are collected from customers and remitted to the appropriate taxing authorities.

Restatement of Financial Results

In the course of preparing our condensed consolidated financial statements for the quarter ended July 1, 2007, we identified an error in the accounting for the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates. We incorrectly accounted for the entire purchase price as a non-current asset attributable to a non-compete agreement, with the asset being amortized ratably over the life of the non-compete agreement. The entire purchase price should have been treated as a contract termination cost and expensed during the quarter ended September 24, 2006.

On September 1, 2006, we entered into an Agreement for Purchase and Sale of Assets (the “Purchase Agreement”) with Hotel Restaurant Properties, Inc. and affiliates (“HRP”), effective June 30, 2006. Pursuant to the terms of the Purchase Agreement, HRP agreed to sell to us and we agreed to purchase from HRP certain rights and interests of the HRP relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an agreement, dated August 27, 1998, as amended (the “HRP Agreement”). Under the terms of the HRP Agreement, HRP had the exclusive right to obtain hotel-based locations for our restaurants and was entitled to receive a portion of the net income, management fees, licensing fees or similar fees of the Company from the operation of such hotel-based restaurants. Under the Purchase Agreement, HRP agreed to transfer to us all of the rights in the management agreements relating to the San Francisco; Houston; Washington, D.C.; and Portland restaurants as well as ownership of the Houston liquor license.

Pursuant to the terms of the Purchase Agreement, HRP entered into a non-competition agreement under which HRP, for a period of 5 years from the Closing Date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel, subject to certain restrictions. We entered into the Purchase Agreement in order to eliminate current and future financial restrictions for fees payable to HRP as we grow our business of hotel-based restaurants (see Note 13 for further detail).

We originally recorded the purchase of HRP’s contract rights as a non-current asset attributable to the non-compete agreement as of June 30, 2006, with the asset being amortized ratably over the five-year life of the non-compete agreement. As a result, we recorded no expense associated with the Purchase Agreement at the time of signing and reported amortization expense with respect to the non-compete agreement of $310,000 for the year ended December 31, 2006 and $155,000 for the three months ended April 1, 2007. After further consideration, we concluded that the amounts payable under the Purchase Agreement are more appropriately characterized as contract terminations fees related to the termination of the rights and obligations under a pre-existing contractual agreement with HRP and, therefore, should have been expensed as a period cost. As a result of such determination, we restated our condensed consolidated financial statements as of and for the three and nine months ended September 24, 2006, the year ended December 31, 2006 and the three months ended April 1, 2007 to reflect the purchase of HRP’s contract rights as a contract termination cost, which was expensed in quarter ended September 24, 2006.

In addition, we are correcting other immaterial errors, identified during 2007, arising from 1) the expensing during the quarter ended April 1, 2007 of pre-opening costs related to the opening of one of our restaurants and bonus accruals, both of which have been expensed in 2006, and 2) the recognition of incentive fee revenue earned, but not previously reported, in 2006.

The tax effect of correcting these errors required further adjustments.

In order to correct these errors, we have restated our condensed consolidated financial statements for the three months ended April 1, 2007, in order to reflect (a) a contract termination cost of $3,101,000 in 2006 and the elimination of the non-compete agreement from the balance sheet ($2,635,000 in the quarter ended April 1, 2007), (b) the reversal of $310,000 of amortization expense during 2006 and $155,000 during the quarter related to the non-compete agreement, (c) the reversal of $43,000 of pre-opening costs during the quarter, which were recorded in 2006, (d) the reversal of $88,000 of bonuses during the quarter, which were recorded in 2006, (e) the recognition of $114,000 of additional management incentive fee revenue during the year ended December 31, 2006 and (f) the tax effect of these adjustments. The combined effect of these adjustments increased net income by $236,000, or $0.04 per basic and diluted share, for the three months ended April 1, 2007.

Effects of the Restatement on the Consolidated Financial Statements

The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated balance sheet at April 1, 2007 (amounts in thousands):

	April 1, 2007 As Previously Reported	April 1, 2007 As Restated
Receivables, net	$918	$1,032
Income taxes receivable	173	—
Deferred income taxes	772	766
Total current assets	6,814	6,749
Deferred income taxes	3,682	4,915
Non-compete agreement, net	2,635	—
Total assets	31,352	29,885
Income taxes payable	—	22
Total current liabilities	10,762	10,784
Total liabilities	21,164	21,186
Accumulated deficit	(5,900)	(7,389)
Total stockholders’ equity	8,727	7,238
Total liabilities, minority interest and stockholders’ equity	31,352	29,885

The following table presents the impact of the financial statement adjustments on the previously reported consolidated balance sheet at December 31, 2006 (amounts in thousands):

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

The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated statement of operations (amounts in thousands except for per share amounts):

	April 1, 2007 As Previously Reported	April 1, 2007 As Restated
Restaurant operating expenses	$9,991	$9,942
General and administrative expenses	1,567	1,528
Depreciation and amortization	712	556
Pre-opening costs	169	126
Total operating expenses	21,500	21,213
Income from operations	222	509
Income before provision for income taxes and minority interest	155	442
Provision for income taxes	(126)	(177)
Income before minority interest	29	265
Net income (loss)	(49)	187
Net income (loss) applicable to common stock	(55)	181
Net income (loss) per share applicable to common stock:
Basic	$(0.01)	$0.03
Diluted	$(0.01)	$0.03

The following table presents the impact of the financial statement adjustments on the previously reported condensed consolidated statement of cash flows (amounts in thousands):

	April 1, 2007 As Previously Reported	April 1, 2007 As Restated
Cash flows from operating activities:
Net income (loss)	$(49)	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	712	556
Deferred income taxes	145	65
Changes in operating assets and liabilities:
Income taxes receivable	(20)	88
Income taxes payable	—	(22)
Accrued expenses	(104)	(147)
Net cash provided by operating activities	576	619
Cash flows from investing activities:
Purchases of furniture, equipment and improvements	(1,099)	(1,142)
Net cash used in investing activities	(1,099)	(1,142)

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

3. Restricted Cash

At December 31, 2006 restricted cash consisted of a certificate of deposit for $1,010,000 established at Union Bank of California, serving as collateral for a stand by letter of credit to support a workers’ compensation insurance policy, $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims. There were no changes to restricted cash during the three months ended April 1, 2007.

4. Long-term Debt

In March 2006, the Company signed a new financing agreement with Diamond Creek Investment Partners, LLC, (the “Lender”) at which time the Company’s previous line of credit was terminated. The Credit Agreement provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $8.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the Credit Agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the Loan may be used to pay expenses of the Loan and for general corporate purposes. The interest rate on the Loan is, at the option of the Company and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) the prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varies based upon the Company’s leverage ratio (funded debt to EBITDA, each as defined) and ranges from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at April 1, 2007 was equal to 10.85%.

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

5. Liability for Debt Extinguishment

In March 2006, the Company retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first of which was paid upon repayment of the obligations and the second of which was paid in March 2007. The Company guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of April 1, 2007 is $100,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

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

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 40% is due to applying the annual expected effective tax rate to the interim period. The difference between the statutory rate and the effective tax rate is due to the impact of state income taxes, income allocations to the minority interest and general business credits.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted average shares for the three months ended April 1, 2007 and March 26, 2006 follows:

(in thousands)	Earnings (Restated)	Shares 2007	Earnings	Shares 2006
Net income	$187		$482
Less: preferred dividends accrued	(6)		(13)

Basic net income applicable to common stock	181	6,420	469	5,753

Dilutive securities:
Dilutive stock options		—		489

Dilutive net income applicable to common stock	$181	6,420	$469	6,242

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

	San Jose Grill			Chicago Grill On The Alley			The Grill On Hollywood
(in thousands)	Members	Company		Members		Company	Members	Company
Distributions of profit during the three months ended April 1, 2007:	$86	$86		—		—	—	—

Unreturned Initial Capital Contributions at April 1, 2007:	—	—		—		—	$1,200	$250

Preferred Return rate:	10%	10%		8%		—	12%	12%

Accrued but unpaid Preferred Returns at April 1, 2007:	—	—		—		—	(a )	(a )

	South Bay Daily Grill (Continental Park, LLC)			Universal Citywalk Daily Grill			Downtown Daily Grill (612 Flower Daily Grill, LLC)
(in thousands)	Members	Company		Members		Company	Members	Company
								(c )
Distributions of profit during the three months ended April 1, 2007:	—	—		—		—	$45	$15

Unreturned Initial and Additional Capital Contributions at April 1, 2007:	$1,100	$450		$1,496		$396	$1,325	$289

Preferred Return rate:	10%	10	%(b)	—		—	9%	9%

Accrued but unpaid Preferred Returns at April 1, 2007:	(a )	(a	)	(a	)	—	$35	$8

(a)	Due to the under performance of the restaurants (and the prior under performance of The Grill On Hollywood) the preferred return is not being accrued. The Company is not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill On Hollywood, the member would have an accrued preferred return of $1,182,000 and the Company would have an accrued preferred return of $225,000. If preferred returns were accrued for the South Bay Daily Grill, the member would have an accrued preferred return of $546,000 and the Company would have an accrued preferred return of $215,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued preferred return of $699,000.
(b)	The Company’s preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(c)	The Company is a non-managing member, and a wholly owned subsidiary of the Company is the manager of this restaurant.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

In June 2006, the FASB ratified the consensus reached by the EITF on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF No. 06-3”). A consensus was reached that entities may adopt a policy of presenting sales taxes in the income statement on either a gross or net basis. If taxes are presented on a gross basis, an entity should disclose its policy of presenting taxes and the amounts of taxes included in the statements of operations. EITF No. 06-3 is effective for periods beginning after December 15, 2006. The Company presents sales taxes collected from customers on a net basis. The Company adopted EITF No. 06-3 in the first quarter of 2007, which had no impact on its method for presenting sales taxes in its financial statements.

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

The Company recorded the HRP Purchase Agreement transaction as a contract termination cost in 2006. A Payable to HRP was recorded and is presented in the condensed consolidated balance sheets net of Income Stream Payments made during the quarter. At April 1, 2007 the total amount due HRP under the terms of the purchase agreement was $2.9 million. The balance due to HRP is expected to be paid in full by June 30, 2007.

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

Change in Starwood Involvement

On March 6, 2007 Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) transferred all of its shares in the Company, totaling 923,873, as part consideration for the purchase of an interest in another food company called Eaturna LLC. In addition, Starwood agreed to transfer to Eaturna LLC, any and all rights that it may have and that are transferable under the Subscription Agreement, Development Agreement, Investor Rights Agreement and the Stockholders’ Agreement dated July 27, 2001, between Starwood and the Company.

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

On April 30, 2007, 500 shares of the Company’s Series II, 10% Convertible Preferred Stock were converted into 95,184 shares of common stock. Upon conversion of the 500 shares of Series II, 10% Convertible Preferred Stock, $492,000 of accumulated dividends on the preferred stock was paid in cash. In order to fund the payment of accumulated dividends, the Company borrowed an additional $500,000 under its revolving credit facility.

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

The following discussion and analysis should be read in conjunction with the Company’s financial statements and notes thereto included elsewhere in this Form 10-Q/A. Except for the historical information contained herein, the discussion in this Form 10-Q/A contains certain forward looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q/A. The Company’s actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to the Company’s Annual Report on Form 10-K/A, as amended, for the year ended December 31, 2006.

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

Credit Facility. In April 2007, the Company borrowed $500,000 under its credit facility with Diamond Creek Partners, LLC to supplement its working capital while the Company is funding new restaurant openings out of funds on hand. The Company borrowed an additional $500,000 during April 2007 to fund payment of accrued dividends on conversion of the Series II, 10% Convertible Preferred Stock.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	April 1, 2007 (Restated)	March 26, 2006
Revenues:
Sales	78.4%	78.0%
Cost reimbursements	19.3	19.8
Management and license fees	2.3	2.2

Total revenues	100.0	100.0
Operating expenses:
Cost of sales	22.4	21.6
Restaurant operating	45.8	46.3
Reimbursed costs	19.3	19.8
General and administrative	7.0	6.4
Depreciation and amortization	2.6	2.8
Pre-opening costs	0.6	0.0

Total operating expenses	97.7	96.9

Income from operations	2.3	3.1

Interest, net	(0.3)	(0.1)

Income before provision for income taxes and minority interest	2.0	3.0
Provision for income taxes	(0.8)	(0.4)
Minority interest in net profit of subsidiaries	(0.3)	(0.1)

Net income	0.9%	2.5%

The following table sets forth, for the periods indicated, information derived from the Company’s condensed consolidated financial statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended
	April 1, 2007 (Restated)	March 26, 2006
Cost of sales	28.5%	27.7%
Restaurant operating expenses	58.4%	59.4%

The following tables set forth certain financial information and other restaurant data relating to Company owned restaurants and Company managed and licensed restaurants.

	Total open at End of First Quarter
	2007	2006
Daily Grill restaurants:
Company owned	12	12
Managed or licensed	8	8
Grill on the Alley restaurants:
Company owned	5	4

Total	25	24

There were no restaurants opened in the first quarter of 2007 or the first quarter of 2006.

	Three Months Ended
	April 1, 2007	March 26, 2006
Weighted-average weekly sales per Company owned restaurant:
Daily Grill	$68,646	$65,795
Grill on the Alley	97,362	92,255

Change in comparable Company owned restaurant sales (1):
Daily Grill	7.3%	3.9%
Grill on the Alley	10.4%	12.9%

Total consolidated sales (in thousands):
Daily Grill	$10,709	$10,265
Grill on the Alley	6,328	4,797

Total consolidated sales	$17,037	$15,062

(1)	When computing comparable restaurant sales, restaurants open for the entire period for at least 12 months are compared from period to period.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as managed and licensed restaurants were as follows:

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

Operating Expenses. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, and pre-opening costs, increased 13.4% to $21.2 million in the first quarter of 2007 (representing 97.7% of revenues) from $18.7 million in the first quarter of 2006 (representing 96.9% of revenues).

Cost of Sales. While sales revenues increased by 13.1% ($2.0 million) in the first quarter of 2007 as compared to the first quarter of 2006, total cost of sales increased by 16.5%, or $0.7 million, for the first quarter of 2007 compared to the first quarter of 2006. The dollar increase in cost of sales is primarily due to the increase in sales volume with a minimal amount due to increased purchase prices for certain products. Cost of sales as a percentage of restaurant sales was 28.5% for the first quarter of 2007 as compared to 27.7% for the first quarter of 2006. The increase in cost of sales as a percentage of restaurant sales for the quarter is due to the opening of the Dallas Grill, which opened in July 2006. Excluding the Dallas Grill the percentage would be 28.0%.

Restaurant Operating Expenses. Restaurant operating expenses increased by $1.0 million, or 11.2%, for the first quarter of 2007 compared to the first quarter of 2006. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Dallas Grill ($0.6 million), an increase in payroll and related costs at comparable restaurants ($0.1 million), an increase in occupancy costs at comparable restaurants ($0.2 million) and variable costs at comparable restaurants ($0.1 million). Restaurant operating expenses, as a percentage of restaurant sales, were 58.4% in the first quarter of 2007 and 59.4% in the first quarter of 2006.

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

General and Administrative. General and administrative expense increased 23.1% for the first quarter of 2007 compared to the first quarter of 2006. As a percentage of total revenues, general and administrative expense totaled 7.0% for the first quarter of 2007 compared to 6.4% for the first quarter of 2006. The increase in total general and administrative expense of $0.3 million for the first quarter of 2007 compared to the first quarter of 2006 was primarily attributable to one-time charges consisting of a $78,000 accrual established for a minimum rent clause in one of our restaurant leases, and a $51,000 increase in our workers’ compensation reserve related to prior year claims under our high deductible workers’ compensation insurance plan.

Depreciation and Amortization. Depreciation and amortization expense increased $25,000, or 4.7%, for the first quarter of 2007 compared to the first quarter of 2006. As a percentage of restaurant sales, depreciation and amortization was 3.3% for the first quarter of 2007 compared to 3.5% for the first quarter of 2006. The dollar increase is primarily due to depreciation related to the Dallas Grill which opened in July 2006 ($62,000), partially offset by certain fixed asset groups becoming fully depreciated at December 31, 2006.

Pre-opening Costs. Pre-opening costs totaled $126,000 in the first quarter of 2007 compared to $0 in the first quarter of 2006. Pre-opening costs in the first quarter of 2007 were attributable to costs associated with the remodel of the Brentwood Daily Grill ($71,000) and the construction of the Austin Daily Grill ($55,000).

Interest, net. Total net interest increased $46,000, or 219.1%, during the first quarter of 2007 compared to the first quarter of 2006. The increase in interest expense was primarily attributable to interest on the Company’s credit facility, due to increased borrowings.

Provision for Income Taxes. The Company reported a provision for income taxes of $177,000 for the first quarter of 2007 compared to $68,000 for the first quarter of 2006. The increase in the provision for income taxes is primarily due to a change in the estimated annual effective tax rate for 2007.

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

Net Income. We reported net income of $0.2 million for the first quarter of 2007 compared to net income of $0.5 million for the first quarter of 2006.

Material Changes in Financial Condition, Liquidity and Capital Resources.

At April 1, 2007 we had negative working capital of $4.0 million and a cash balance of $2.4 million compared to negative working capital of $3.5 million and a cash balance of $3.0 million at December 31, 2006.

The decrease in our cash position reflects the following cash flows:

	Three Months Ended
(in thousands)	April 1, 2007 (Restated)	March 26, 2006
Net cash provided by (used in) operating activities	$619	$(110)
Net cash used in investing activities	(1,142)	(574)
Net cash used in financing activities	(148)	(230)

Net decrease in cash	$(671)	$(914)

Included in cash flows from operating activities were tenant improvement allowances of $0.2 million and $0 in 2007 and 2006, respectively.

The $0.5 million decrease in working capital was primarily attributable to capital expenditures related to the construction of the Austin Daily Grill ($0.5 million) and the remodel of the Brentwood Daily Grill ($0.3 million), partially offset by a decrease in accounts payable ($0.2 million).

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

Historically, we have funded our day-to-day operations through operating cash flows that have ranged from $3.3 to $3.7 million over the past three fiscal years. Growth has been funded through a combination of lines of credit, bank borrowings, loans from stockholders/officers, the sale of debentures and stock, loans and tenant allowances from certain of our landlords, and, beginning in 1999, through joint venture arrangements.

Credit Facility. At April 1, 2007, the Company’s principal financing facility was its Diamond Creek Investment Partners, LLC revolving credit facility with maximum borrowing capacity of $12.0 million. The Company also enters into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

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

The following table details our contractual obligations as of April 1, 2007:

	Payments due by period
(in thousands)	Total	2007	2008 -2009	2010 -2011	Thereafter
Long-term debt (1)	$1,330	$6	$20	$1,264	$40
Capital lease obligations	333	56	169	108	—
Operating lease commitments	31,342	2,816	7,955	6,467	14,104
Other contractual obligations (2)	2,882	2,882	—	—	—

Total	$35,887	$5,760	$8,144	$7,839	$14,144

(1)	Excludes other long-term liabilities of $8.8 million at April 1, 2007, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Consists of amounts payable as of April 1, 2007 under the HRP Purchase Agreement. Excludes any potential liability that may arise as a result of our agreement to indemnify HRP against any potential increase in tax liability that might result from a reallocation of the purchase price under the HRP Purchase Agreement.

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

Detailed information regarding the initial capital contributions to the LLC’s and the CityWalk Partnership, preferred return for each, management fees payable to the Company and principal distribution provisions are included in the Company’s Form 10-K/A for the year ended December 31, 2006. The following tables set forth a summary for each of the LLC’s and the CityWalk Partnership of (a) the distributions of capital to the Members and/or the Company during the three months ended April 1, 2007, (b) the unreturned balance of the capital contributions of the Members and/or the Company at April 1, 2007, and (c) the accrued, but unpaid, preferred returns due to the Members and/or the Company at April 1, 2007:

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes certain critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements. There have been no material changes to the critical accounting policies previously disclosed in the Company’s Form 10-K/A for the year ended December 31, 2006. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact that SFAS No. 157 will have on its financial statements.

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

In conjunction with the decision to restate our financial statements, management re-evaluated our disclosure controls and procedures and concluded that these controls were not effective as of April 1, 2007.

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

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K/A for the year ended December 31, 2006.

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description
31.1	Section 302 Certification of CEO and Principal Executive Officer

31.2	Section 302 Certification of CFO and Principal Accounting and Principal Financial Officer

32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO and Principal Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ PHILIP GAY	President and Chief Executive Officer	August 14, 2007
Philip Gay

/s/ WAYNE LIPSCHITZ	Vice President and Chief Financial Officer	August 14, 2007
Wayne Lipschitz