Form 10-Q
period 2007-07-01
GRILL CONCEPTS INC
filed 2007-08-16
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File No. 0-23326

GRILL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3319172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

11661 San Vicente Blvd., Suite 404 Los Angeles, California	90049
(Address of principal executive offices)	(Zip code)

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

As of August 7, 2007, 8,540,350 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	July 1, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$1,060	$3,049
Inventories	962	922
Receivables, net of reserve ($234 and $337 in 2007 and 2006, respectively)	1,535	980
Income taxes receivable	56	88
Note receivable, current portion	15	15
Reimbursable costs receivable	1,134	1,262
Prepaid expenses and other current assets	649	882
Deferred income taxes	766	906

Total current assets	6,177	8,104
Furniture, equipment and improvements, net	17,403	15,139
Restricted cash	792	1,192
Note receivable	51	64
Liquor licenses	411	411
Deferred income taxes	4,993	4,840
Goodwill, net	205	205
Other assets	940	643

Total assets	$30,972	$30,598

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,841	$2,266
Accrued expenses	4,108	5,065
Accrued managed outlets operating expenses	1,134	1,262
Payable to Hotel Restaurant Properties, Inc.	—	2,951
Long-term debt, current portion	78	82
Liability for debt extinguishment, current portion	50	50

Total current liabilities	7,211	11,676
Long-term debt	6,565	1,600
Liability for debt extinguishment	50	100
Other long-term liabilities	8,808	8,712

Total liabilities	22,634	22,088

Minority interest	1,427	1,548
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, 996,935 shares undesignated in 2007 and 2006	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 0 shares issued and outstanding in 2007 and 500 shares authorized, issued and outstanding in 2006, liquidation preference of $0 and $976 in 2007 and 2006, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized, 6,532,950 and 6,406,062 issued and outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	14,831	14,538
Accumulated deficit	(7,920)	(7,576)

Total stockholders’ equity	6,911	6,962

Total liabilities, minority interest and stockholders’ equity	$30,972	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues:
Sales	$16,941	$14,512	$33,978	$29,574
Cost reimbursements	5,271	3,796	9,468	7,614
Management and license fees	572	418	1,060	838

Total revenues	22,784	18,726	44,506	38,026
Operating expenses:
Cost of sales	4,882	4,104	9,746	8,278
Restaurant operating	10,036	8,658	19,978	17,598
Reimbursed costs	5,271	3,796	9,468	7,614
General and administrative	1,840	1,621	3,368	2,862
Depreciation and amortization	546	530	1,102	1,061
Pre-opening costs	118	124	244	124
Gain on sale of assets	—	(19)	—	(19)

Total operating expenses	22,693	18,814	43,906	37,518
Income (loss) from operations	91	(88)	600	508
Interest, net	(118)	(86)	(185)	(107)
Debt extinguishment costs	—	(279)	—	(279)

Income (loss) before benefit (provision) for income taxes and minority interest	(27)	(453)	415	122
Benefit (provision) for income taxes	12	2,043	(165)	1,975

Income (loss) before minority interest	(15)	1,590	250	2,097
Minority interest in net profit of subsidiaries	(24)	(80)	(102)	(105)

Net income (loss)	(39)	1,510	148	1,992
Preferred dividends accrued	—	(12)	(6)	(25)

Net income (loss) applicable to common stock	$(39)	$1,498	$142	$1,967

Net income (loss) per share applicable to common stock:
Basic	$(0.01)	$0.26	$0.02	$0.34

Diluted	$(0.01)	$0.23	$0.02	$0.31

Weighted-average shares outstanding:
Basic	6,496	5,837	6,458	5,795

Diluted	6,496	6,457	6,833	6,415

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	July 1, 2007	June 25, 2006
Cash flows from operating activities:
Net income	$148	$1,992
Adjustments to reconcile net income to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(329)	(318)
Provision for doubtful accounts	(103)	40
Stock based compensation	204	108
Depreciation and amortization	1,102	1,096
Gain on sale of assets	—	(19)
Loss on debt extinguishment	—	219
Deferred income taxes	(13)	(2,186)
Minority interest in net profit of subsidiaries	102	105
Changes in operating assets and liabilities:
Inventories	(40)	(17)
Receivables	(455)	(282)
Income taxes receivable	32	—
Reimbursable costs receivable	128	187
Prepaid expenses and other current assets	233	(158)
Other assets	(308)	51
Accounts payable	(425)	1,074
Accrued expenses	(991)	(423)
Reimbursable costs payable	(128)	(187)
Payable to Hotel Restaurant Properties, Inc.	(2,951)	—
Tenant improvement allowances	426	653

Net cash (used in) provided by operating activities	(3,368)	1,935

Cash flows from investing activities:
Restricted cash	400	(150)
Proceeds from sale of liquor license	—	55
Collections on note receivable	15	15
Purchase of furniture, equipment and improvements	(3,355)	(2,283)

Net cash used in investing activities	(2,940)	(2,363)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s	100	25
Payment of accumulated dividends on convertible preferred stock	(492)	—
Debt issuance costs	—	(413)
Return of capital, preferred returns and profits to minority shareholders	(289)	(184)
Proceeds from line of credit	5,000	1,233
Payments on long-term debt	(39)	(30)
Payments on notes payable—related parties	—	(902)
Payments on liability for debt extinguishment	(50)	—
Proceeds from exercise of stock options and warrants	89	186

Net cash provided by (used in) financing activities	4,319	(85)

Net decrease in cash	(1,989)	(513)
Cash, beginning of period	3,049	3,161

Cash, end of period	$1,060	$2,648

Supplemental cash flows information:
Cash paid during the period for:
Interest	$189	$113
Income taxes	$147	$709

Non-cash financing activity:

During the six months ended July 1, 2007, 500 outstanding shares of Series II, 10% Convertible Preferred Stock were converted into 95,184 shares of common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended July 1, 2007 have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 30, 2007.

All revenues reported in the condensed consolidated statements of operations are net of all sales and use taxes that are collected from customers and remitted to the appropriate taxing authorities.

Private Placement

On July 17, 2007, we closed on the private placement for the sale of 2,000,000 shares of common stock and warrants to purchase up to an aggregate of 735,000 shares of common stock for aggregate gross proceeds of approximately $14.1 million. See Note 15 for further discussion.

Revenue Recognition

In 2007, we discontinued recognizing management fee revenue from our Portland Daily Grill restaurant as we do not believe that collectibility is reasonably assured. Management fee revenue from our Portland Daily Grill restaurant is recognized when received.

Workers’ Compensation Loss Reserve

Commencing in the first quarter of 2004 through November 2006, we obtained a large deductible workers’ compensation policy that includes a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million during each policy period. We have established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to us by utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors. In December 2006, we changed to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan. Accordingly, a loss reserve is not established for the guaranteed workers’ compensation plan. This change in insurance policies has no impact on our historical loss reserve for uninsured risks under the large deductible workers’ compensation policy.

2.	Prepaid Expenses and Other Current Assets

Most lease agreements contain one or more of the following: tenant improvement allowances, rent holidays, rent escalation clauses and/or contingent rent provisions.

Rent is recognized on a straight-line basis, including the restaurant build-out period. This period is normally prior to the commencement of rent payments and is commonly called the rent holiday period. The build-out period generally begins when we enter the space and begin to make improvements in preparation for intended use. We expense rent on a straight-line basis during the build-out period. Tenant improvement allowances are also recognized on a straight-line basis beginning at the same time as the commencement of the straight-line rent expense.

Prepaid expenses and other current assets at July 1, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives receivable	$—	$232
Prepaid expenses, other	649	650

Total prepaid expenses and other current assets	$649	$882

3.	Restricted Cash

During the six months ended July 1, 2007, restricted cash decreased $400,000 due to the reduction of our standby letter of credit supporting a workers’ compensation policy.

4.	Long-term Debt

Long-term debt consists primarily of amounts borrowed under our credit facility with Diamond Creek Investment Partners, LLC (“Diamond Creek”).

During the six months ended July 1, 2007, we borrowed $5.0 million under the credit facility.

The interest rate at July 1, 2007 was equal to 11.32%.

Subsequent to July 1, 2007, we repaid all outstanding borrowings under the Diamond Creek credit facility using the proceeds from our July 2007 private placement sale of common stock and warrants (see Note 15).

5.	Liability for Debt Extinguishment

Liability for debt extinguishment consists of a $200,000 penalty payable in annual installments of $50,000 as a result of the retirement of the collateralized subordinated noted and redeemable capital obligations owed to the Michigan Avenue Group (“MAG”), a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). The balance due to MAG as of July 1, 2007 and December 31, 2006 was $100,000 and $150,000, respectively, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

6.	Other Long-Term Liabilities

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we record deferred rent where lease payments are lower than rental expense, recognized on a straight-line basis.

Other Long-Term Liabilities at July 1, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives	$6,712	$6,609
Deferred rent	2,096	2,103

Total other long-term liabilities	$8,808	$8,712

7.	Income Taxes

On January 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of July 1, 2007.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 28, 2003 through December 31, 2006. The Company and its subsidiaries’ state income tax returns are also open to audit under the same statute of limitations for the years ended December 29, 2002 through December 31, 2006.

We accrue interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. We had no such accrued interest or penalties associated with unrecognized tax benefits included in accrued liabilities as of the date of adoption or as of July 1, 2007.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of our general business credit carryforwards may be limited if there is greater than a 50% cumulative change in ownership.

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 40% is due to applying the annual expected effective tax rate to the interim period. The difference between the statutory rate and the effective tax rate is also due to the impact of state income taxes, income allocations to the minority interest and general business credits.

8.	Per Share Data

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share,” basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stock using the treasury stock method.

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the six and three months ended July 1, 2007 and June 25, 2006 follows:

Six Months (in thousands)	Earnings	2007 Shares	Earnings	2006 Shares
Net income	$148		$1,992
Less: preferred dividends accrued	(6)		(25)

Basic net income applicable to common stock	142	6,458	1,967	5,795

Dilutive securities:
Dilutive stock options		375		96
Dilutive warrants		—		399
Dilutive convertible preferred stock		—		125

Dilutive net income applicable to common stock	$142	6,833	$1,967	6,415

For the six months ended July 1, 2007; 175,709 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive. For the six months ended June 25, 2006; 214,250 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive.

Three Months (in thousands)	Earnings	2007 Shares	Earnings	2006 Shares
Net income (loss)	$(39)		$1,510
Less: preferred dividends accrued	—		(12)

Basic net income (loss) applicable to common stock	(39)	6,496	1,498	5,837

Dilutive securities:
Dilutive stock options		—		103
Dilutive warrants		—		392
Dilutive convertible preferred stock		—		125

Dilutive net income (loss) applicable to common stock	$(39)	6,496	$1,498	6,457

For the three months ended July 1, 2007; 903,909 options and 26,252 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended June 25, 2006; 195,750 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive.

9.	Stock Based Compensation

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, non-employee directors and consultants.

On December 26, 2005, we adopted SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”). We periodically grant options to employees, directors and consultants under our performance incentive plans. These grants are accounted for in accordance with the provisions of SFAS No. 123R and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” We are required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock option activity pursuant to our performance incentive plans during the six months ended July 1, 2007 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	811,100	$2.92	5.8	396,000
Granted	203,209	7.11
Exercised	(41,200)	2.16
Cancelled	(69,200)	3.00

Outstanding at July 1, 2007	903,909	$3.89	6.1	$2,992,000

Exercisable at July 1, 2007	501,040	$3.08	4.6	$2,072,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on July 1, 2007 of $7.19 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on July 1, 2007. This amount changes based on the fair market value of our stock.

Total intrinsic value of options exercised for the three and six months ended July 1, 2007 was $72,000 and $170,000, respectively and for the three and six months ended June 25, 2006 was $10,000 and $16,000, respectively. As of July 1, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $1,024,000, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

The weighted-average fair value of stock options granted was $4.66 for the six months ended July 1, 2007 and $2.13 for the six months ended June 25, 2006. The fair value of each option grant issued during those periods was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	July 1, 2007	June 25, 2006
Dividend yield	0%	0%
Expected volatility	66.03%	68.34%
Risk-free interest rate	5.07%	5.18%
Expected option life (in years)	6.28	6.30

The following table reflects share-based compensation recorded for the three and six months ended July 1, 2007 and June 25, 2006:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Share based compensation expense	$166	$70	$204	$108
Basic earnings per share effect of share based compensation expense	$(0.03)	$(0.01)	$(0.03)	$(0.02)

At July 1, 2007, there were 261,541 shares available for grant under existing performance incentive plans.

10.	Equity Transactions

Common Stock

During the six months ended July 1, 2007, we issued 41,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $89,000. Subsequent to July 1, 2007, we completed a private placement of common stock and warrants (see Note 15).

During the six months ended July 1, 2007; 9,496 shares of common stock that were previously given to us as consideration for warrant exercises, were cancelled.

During the six months ended July 1, 2007, we issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

Preferred Stock

During the six months ended July 1, 2007, all 500 shares of our Series II, 10% Convertible Preferred Stock were converted into common stock.

Upon conversion of the Series II, 10% Convertible Preferred Stock, $492,000 of accumulated dividends on preferred stock was paid in cash. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at July 1, 2007.

11.	Distribution of Capital and Preferred Returns

During the six months ended July 1, 2007, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the LLC’s and the Universal CityWalk Daily Grill occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the six months ended July 1, 2007 totaled $165,000 to us and $165,000 to the other members.

Downtown Daily Grill: Distributions of profits from the Downtown Daily Grill during the six months ended July 1, 2007 totaled $29,000 to us and $88,000 to the other members. At July 1, 2007, our unreturned capital contributions balance totaled $273,000; our accrued but unpaid preferred return totaled $7,000; the other members’ unreturned capital contributions balance totaled $1,282,000 and the other members’ accrued but unpaid preferred return totaled $34,000.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the six months ended July 1, 2007 totaled $100,000 from us and $100,000 from the other partner. At July 1, 2007, our unreturned capital contributions balance totaled $496,000 and the other partner’s unreturned capital contributions totaled $1,596,000.

Except for the foregoing, there were no distributions of profits from any of the LLC’s or from the Universal CityWalk Daily Grill and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 31, 2006.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of the FIN No. 48. See Note 7 for further discussion.

13.	Related Parties

Hotel Restaurant Properties, Inc.

In June 2007, we paid $2.8 million as full and final payment to Hotel Restaurant Properties Inc. and certain related parties (collectively “HRP” or the “Sellers”) pursuant to the terms of the agreement for purchase and sale of assets (the “HRP Purchase Agreement”), effective June 30, 2006, pursuant to which we purchased certain rights and interests relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an August 1998 agreement, as amended, with HRP.

HRP is related to a former director and former preferred stockholder of our company.

At the final closing date, the Sellers entered into a non-competition agreement pursuant to which the Sellers, for a period of 5 years from the closing date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers, or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the non-competition agreement, means a restaurant operated in ten or more locations under a single brand name.

We recorded the HRP Purchase Agreement transaction as a contract termination cost in 2006.

14.	Commitments and Contingencies

Litigation Contingencies

We are involved from time to time in routine legal matters incidental to our business. In the opinion of management, resolution of such matters will not have a material effect on our financial position or results of operations.

In June 2004, a former hourly restaurant employee filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiffs alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks.

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in December 2007.

We intend to vigorously defend this action. As of July 1, 2007 and December 31, 2006, we had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. However, the ultimate resolution of this matter can not be determined at this time.

Commitments – Restaurant Leases, Licenses and Management Agreements

In June 2006, we signed a management agreement for a hotel-based Daily Grill to open at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by us if the total construction costs exceed $1.5 million. We will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. The restaurant opened in June of 2007. We have not yet determined the amount, if any, that we are required to contribute towards the construction and pre-opening costs of the restaurant.

In January 2007, the Company signed a lease agreement to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant will be featured along the upscale Main Street center of The Domain, a mixed-use retail, residential, and office village. The restaurant opened in July 2007. Construction of the restaurant included estimated leasehold improvements of $1.2 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million and furniture and equipment of approximately $0.7 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of $1.7 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

In April 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Park Place, a new mixed-use urban development in Fresno, California. The restaurant is currently scheduled to open in late 2007. Construction of the restaurant will include estimated leasehold improvements of approximately $1.6 million and furniture and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, the Company will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

In April 2007, we entered into an agreement to manage a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in early 2008. The initial term of the management agreement is 10 years.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our balance sheet or statement of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in the first half of 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.3 million and furniture and equipment of approximately $0.3 million. The initial term of the lease is 10 years.

15.	Subsequent Events

Private Placement

On July 17, 2007, we closed on a private placement for the sale of 2,000,000 shares of common stock (the “Shares”) and warrants (the “Warrants” and, collectively with the Shares, the “Offered Securities”) to purchase up to an aggregate of 735,000 shares of common stock for aggregate gross proceeds of $14,092,400.

The Warrants entitle the holders to purchase one share of common stock for each Warrant held for a term of up to five years at an exercise price equal to $8.05 per share, subject to adjustment upon certain corporate events, including stock dividends, distributions and reclassifications. The Warrant exercise price is also subject to adjustment upon certain issuances of shares at prices below the exercise price of the Warrant, provided, however, that the exercise price shall in no event be reduced to less than $7.00 (subject to adjustment in the event of splits, reverse splits, stock dividends and similar transactions).

The Offered Securities were offered in a private placement transaction pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated thereunder. Each of the Investors represented that it is an “accredited investor”, as defined in Rule 501 promulgated under the Securities Act.

Pursuant to the terms of the subscription agreements, we and the investors entered into a registration rights agreement, under which we agreed to use our best efforts to file a registration statement with the Securities and Exchange Commission (“SEC”), within 30 days of the closing date of the private placement (July 17, 2007), a registration statement covering the resale of the Offered Securities. We are also obligated to use our best efforts to cause the SEC to declare such registration statement effective within 90 days after the closing date or, if the registration statement is reviewed by the SEC, within 120 days after the closing date. We must pay a cash penalty equal to 1% of the purchase price if, among other things: (i) the registration statement is not filed within 30 days of the closing date and on each 30th day thereafter until the filing or (ii) the registration statement is not declared effective within 90 days of the closing date (or 120 days of the closing date if the registration statement is reviewed by the SEC) and on each 30th day thereafter until the effective date. There is no maximum amount of penalty under the agreement. In the event that we incur the penalty under the registration rights agreement, such amounts will be recognized in earnings.

We engaged placement agents for the offering. For their services, the placement agents received commissions totaling $818,855, or 6.5% of gross funds received (excluding funds received from affiliates of existing shareholders), and warrants (the “Placement Agent Warrants”) to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the offering (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price equal to $8.75 per share, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications. The registration rights agreements provide that the shares of common stock underlying the placement agent warrants are to be included in the registration statement to be filed.

On August 14, 2007, we filed a registration statement on Form S-3 with the SEC, covering the Offered Securities and including the shares of common stock underlying the placement agent warrants.

Repayment of Amounts Owing Under Diamond Creek Credit Facility

In July 2007, we repaid, from proceeds of our July 2007 private placement, all outstanding borrowings and accrued interest under our credit facility with Diamond Creek of approximately $6.8 million.

Union Bank Loan

On July 20, 2007 we entered into a $400,000 line of credit agreement with Union Bank of California (“Union Bank”) and borrowed $400,000 against it. We entered into this line of credit in order to access funds that are held in a certificate of deposit with Union Bank, which acts as collateral for our standby letter of credit supporting a workers’ compensation policy. As discussed in Note 3, our standby letter of credit was reduced by $400,000 during the six months ended July 1, 2007. The line of credit expires on January 22, 2008 and carries an interest rate of 5.19%. Payment is due in full upon expiration of the line of credit and will be paid down by an expiring certificate of deposit on the same date. The line of credit is secured by the certificate of deposit. Proceeds of the note will be used for general operating purposes and to fund new restaurant construction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to our Annual Report on Form 10-K/A for the year ended December 31, 2006.

Current Year Developments

Restaurant Openings, Leasing, Management Additions and License Termination. In January 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant is featured along the upscale Main Street center of The Domain, a mixed-use retail, residential and office village. The restaurant opened in July 2007. Construction of the restaurant included estimated leasehold improvements of approximately $1.2 million and furniture and equipment of approximately $0.7 million, which were partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million and furniture and equipment of approximately $0.7 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of $1.7 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

In April 2007, we opened a managed, hotel-based, Daily Grill at the Westin Memphis Beale Street in Memphis, Tennessee. The initial term of the management agreement is 10 years.

In April 2007, we entered into a lease to open a wholly owned Daily Grill restaurant in Fresno, California. The restaurant is currently scheduled to open in late 2007. Construction of the restaurant will include estimated leasehold improvements of approximately $1.6 million and furniture, fixtures and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, we will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

In April 2007, we entered into an agreement to manage a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in early 2008. The initial term of the management agreement is 10 years.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our balance sheet or statement of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in the first half of 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.3 million and furniture and equipment of approximately $0.3 million. The initial term of the lease is 10 years.

In June 2007, we opened a managed, hotel-based, Daily Grill at the Sheraton Seattle in Seattle, Washington. The initial term of the management agreement is 10 years.

These new leases entered into by the Company in 2007 increased our lease commitments as presented in the Material Changes in Financial Condition, Liquidity and Capital Resources section below, by approximately $5.1 million.

Common Stock Transactions, Conversion of Preferred Stock and Payment of Accrued Dividends. During the six months ended July 1, 2007, we issued 41,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $89,000.

During the six months ended July 1, 2007, we cancelled 9,496 shares of common stock that were previously given to us as consideration for warrant exercises.

During the six months ended July 1, 2007, we issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, in April 2007, we paid accumulated dividends on the Series II, 10% Convertible Preferred Stock in the amount of $492,000 in cash. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at July 1, 2007.

Subsequent to July 1, 2007, we completed a private placement of 2,000,000 shares of common stock and 735,000 warrants for gross proceeds of approximately $14.1 million. The warrants are exercisable for up to five years at $8.05 per share. In conjunction with the private placement, we issued to the placement agents warrants to purchase 85,164 shares of common stock for up to three years at $8.75 per share.

Stock Based Compensation. We recorded stock based compensation of $204,000 for the six months ended July 1, 2007 and $108,000 the six months ended June 25, 2006. As of July 1, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $1,024,000, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

There were 203,209 stock options granted in the first six months of 2007.

Completion of HRP Purchase Agreement. During the six months ended July 1, 2007, we paid $3.0 million, completing our acquisition of certain rights and interests from Hotel Restaurant Properties, Inc. and certain affiliates (collectively, “HRP” or the “Sellers”) pursuant to the terms of our 2006 asset purchase and sale agreement whereby we acquired certain rights and interests of HRP relating to the operation of restaurants in hotels.

On final closing of the HRP agreement, the Sellers entered into a non-competition agreement pursuant to which the Sellers, for a period of 5 years from the closing date, will not assist any owner, operator, franchisor or franchisee of a branded restaurant in entering into a lease, license or management agreement to operate a restaurant, provide room service or provide food or banquet room events at any hotel (the “Restricted Business”), provided, however, that the Sellers shall not be prohibited from (a) owning up to 10% of any publicly traded company engaged in the Restricted Business, (b) engaging in the Restricted Business with respect to hotel properties owned by the Sellers or affiliates of the Sellers and managed by the Sellers or the affiliates of the Sellers or (c) engaging in the Restricted Business with up to 3 additional hotels. Branded restaurants, for purposes of the non-competition agreement, means a restaurant operated in ten or more locations under a single brand name.

We recorded the HRP Purchase Agreement transaction as a contract termination cost in 2006.

Credit Facility. During the six months ended July 1, 2007, we borrowed $5.0 million under our credit facility with Diamond Creek to supplement working capital while funding new restaurant openings out of funds on hand, to pay accrued dividends on conversion of the Series II, 10% Convertible Preferred Stock and to fund payment of the amounts owing to HRP.

Subsequent to July 1, 2007, we utilized approximately $6.8 million of the proceeds from our private placement to pay off all outstanding borrowings and accrued interest under our Diamond Creek credit facility.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Revenues:
Sales	74.4%	77.5%	76.3%	77.8%
Cost reimbursements	23.1	20.3	21.3	20.0
Management and license fees	2.5	2.2	2.4	2.2

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of sales	21.4	21.9	21.9	21.8
Restaurant operating	44.0	46.2	44.9	46.3
Reimbursed costs	23.2	20.3	21.3	20.0
General and administrative	8.1	8.7	7.6	7.5
Depreciation and amortization	2.4	2.8	2.5	2.8
Pre-opening costs	0.5	0.7	0.5	0.3
Gain on sale of assets	—	(0.1)	—	—

Total operating expenses	99.6	100.5	98.7	98.7

Income (loss) from operations	0.4	(0.5)	1.3	1.3

Interest, net	(0.5)	(0.5)	(0.4)	(0.3)
Debt extinguishment costs	—	(1.5)	—	(0.7)

Income (loss) before benefit (provision) for income taxes and minority interest	(0.1)	(2.4)	0.9	0.3
Benefit (provision) for income taxes	0.0	10.9	(0.4)	5.2
Minority interest in net profit of subsidiaries	(0.1)	8.5	(0.2)	(0.3)

Net income (loss)	(0.2)%	8.1%	0.3%	5.2%

The following table sets forth, for the periods indicated, information derived from our condensed consolidated financial statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Cost of sales	28.8%	28.3%	28.7%	28.0%
Restaurant operating expenses	59.2	60.0	58.8	59.5

The following tables set forth certain financial information and other restaurant data relating to our company owned restaurants and managed and licensed restaurants.

	Second Quarter Openings (Closings)		Year To Date Openings (Closings)		Total Open at End of Second Quarter
	2007	2006	2007	2006	2007	2006
Daily Grill Restaurants:
Company Owned	—	—	—	—	12	12
Managed	2	—	2	—	8	6
Licensed	(1)	—	(1)	—	1	2
Grill on the Alley Restaurants:
Company Owned	—	—	—	—	5	4

Total	1	—	1	—	26	24

	Three Months Ended		Six Months Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Weighted-average weekly sales per company owned restaurant:
Daily Grill	$67,583	$64,134	$68,870	$64,964
Grill on the Alley	98,429	86,697	97,895	89,476

Change in comparable restaurant sales:(1)
Daily Grill	5.2%	6.8%	6.3%	5.3%
Grill on the Alley	21.9%	8.5%	16.0%	10.7%
Total company owned	10.6%	7.4%	9.5%	7.2%

Total consolidated sales (in thousands):
Daily Grill	$10,543	$10,004	$21,252	$20,269
Grill on the Alley	6,398	4,508	12,726	9,305

Total consolidated sales	$16,941	$14,512	$33,978	$29,574

(1)	When computing comparable restaurant sales, restaurants open for the entire period for at least 12 months are compared from period to period.

We also earn revenues from management and license fees based on a percentage of sales and, in some cases, profit incentives at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our sales revenues in the condensed consolidated statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006
Managed	$5,653	$5,285	$12,066	$10,397
Licensed	1,784	1,959	3,347	3,685

	$7,437	$7,244	$15,413	$14,082

Management and license fees	$572	$418	$1,060	$838

Percent of sales	7.7%	5.8%	6.9%	5.9%

Material Changes in Results of Operations for the Three and Six Months Ended July 1, 2007 as compared to the Three and Six Months Ended June 25, 2006

Revenues

Total revenues increased 21.7% to $22.8 million for the second quarter 2007 from $18.7 million in the second quarter 2006 and increased 17.0% to $44.5 million for the six months ended July 1, 2007 from $38.0 million for the six months ended June 25, 2006. For the quarter, total revenues consisted of sales revenues of $16.9 million, up 16.7% from $14.5 million in 2006, management and license fees of $0.6 million, up 36.8% from $0.4 million in 2006, and reimbursed managed outlet expenses of $5.3 million, up 38.9% from $3.8 million in 2006. For the six month year-to-date period, total revenues consisted of sales revenues of $34.0 million, up 14.9% from $29.6 million in 2006, management and license fees of $1.1 million, up 26.5% from $0.8 million in 2006, and reimbursed managed outlet expenses of $9.5 million, up 24.4% from $7.6 million in 2006.

Daily Grill Restaurants. Sales for Daily Grill restaurants increased by 5.4% from $10.0 million in the second quarter of 2006 to $10.5 million in the second quarter of 2007. The increase in sales revenues for the Daily Grill restaurants from the second quarter 2006 to the second quarter 2007 was primarily attributable to an increase in same-store sales of 5.2% ($0.5 million) for restaurants open the entire 13 weeks in both 2007 and 2006. Management considers performance of same-store or comparable store sales to be an important measure of growth when evaluating performance. Weighted-average weekly sales at the Daily Grill restaurants increased 5.4% from $64,134 in the second quarter 2006 to $67,583 in the second quarter of 2007. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected a menu price increase in November/December of 2006. The increase in same-store sales was principally attributable to menu price increases in addition to an increase in check averages.

Sales for Daily Grill restaurants increased by 4.9% from $20.3 million for the six months ended June 25, 2006 to $21.3 million for the six months ended July 1, 2007. For the six month year-to-date period, the increase in sales revenues for the Daily Grill restaurants from 2006 to 2007 was primarily attributable to an increase in same-store sales of 6.3% ($1.2 million) for restaurants open for the entire 26 weeks in both 2007 and 2006, partially offset by lower sales at one location that was closed for 5 weeks due to a remodel of the restaurant ($0.2 million). Management considers performance of same-store or comparable store sales to be an important measure of growth when evaluating performance. Weighted-average weekly sales at the Daily Grill restaurants increased 6.0% from $64,964 for the six months ended June 25, 2006 to $68,870 for the six months ended, July 1, 2007. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected a menu price increase in November/December of 2006. The increase in same-store sales was principally attributable to the menu price increases in addition to an increase in check averages.

Grill on the Alley Restaurants. Sales for Grill on the Alley (“Grill”) restaurants increased by 41.9% from $4.5 million in the second quarter of 2006 to $6.4 million in second quarter of 2007. The increase in sales revenues for the Grill restaurants from 2006 to 2007 was attributable to improved sales at comparable restaurants ($1.0 million) and the opening of the Dallas Grill in July 2006 ($0.9 million). The improvement in same-store sales was primarily attributable to increased guest counts. Weighted-average weekly sales at the Grill restaurants increased 13.5% from $86,697 in the second quarter of 2006 to $98,429 in the second quarter of 2007.

Sales for Grill restaurants increased by 36.8% from $9.3 million for the six months ended June 25, 2006 to $12.7 million for the six months ended July 1, 2007. For the six month year-to-date period, the increase in sales revenues for the Grill restaurants from 2006 to 2007 was attributable to the opening of the Dallas Grill in July 2006 ($1.9 million) and improved sales at comparable restaurants ($1.5 million). The improvement in same-store sales was primarily attributable to menu price increases as well as increased guest counts. Weighted-average weekly sales at the Grill restaurants increased 9.4% from $89,476 for the six months ended June 25, 2006 to $97,895 for the six months ended July 1, 2007.

Management and License Fee Revenue. Management and license fee revenues were attributable to hotel restaurant management services which accounted for $467,000 of management fees during the second quarter of 2007 as compared to $346,000 during the second quarter of 2006 and licensing fees of $105,000 during the second quarter of 2007 compared to $72,000 during the second quarter of 2006. The increase in management and license fee revenue during the second quarter of 2007 was primarily attributable to the 2006 purchase of HRP’s contract rights in certain managed locations ($83,000) and improved sales at most managed and licensed restaurants.

For the six month year-to-date period, management and license fee revenues were attributable to hotel restaurant management services of $901,000 in 2007 compared to $715,000 in 2006 and licensing fees of $159,000 in 2007 compared to $123,000 in 2006. The increase in management and license fee revenue during the six months ended July 1, 2007 was primarily attributable to the 2006 purchase of HRP’s contract rights in certain managed locations ($164,000) and improved sales at most managed and licensed restaurants.

Cost Reimbursements. Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements in the three and six months ended July 1, 2007 compared to three end six months ended June 25, 2006 was attributable to the opening of the Memphis and Seattle Daily Grills in the second quarter of 2007 and increased sales at managed restaurants.

Operating Expenses

Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, and pre-opening costs, increased 20.6% to $22.7 million in the second quarter of 2007 (representing 99.6% of revenues) from $18.8 million in the second quarter of 2006 (representing 100.5% of revenues). For the six months ended July 1, 2007, total operating expenses increased 17.0% to $43.9 million from $37.5 million for the six months ended June 25, 2006.

Cost of Sales. While sales revenues increased by 16.7% ($2.4 million) in the second quarter of 2007 as compared to the second quarter of 2006 and 14.9% ($4.4 million) for the six months ended July 1, 2007 as compared to the six months ended June 25, 2006, total cost of sales increased by 19.0%, or $0.8 million, for the second quarter of 2007 compared to the second quarter of 2006 and 17.7%, or $1.5 million, for the six month period in 2007 compared to the six month period in 2006. The dollar increase in cost of sales is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products and the opening of the Dallas Grill in July 2006. Cost of sales as a percentage of restaurant sales was 28.8% for the second quarter of 2007 and 28.7% for the six month period in 2007, as compared to 28.3% for the second quarter of 2006 and 28.0% for the six month period in 2006. The increase in cost of sales as a percentage of restaurant sales for the quarter is due to the opening of the Dallas Grill, which opened in July 2006. Excluding the Dallas Grill the percentage would be 28.3% for the three and six months ended July 1, 2007.

Restaurant Operating. Restaurant operating expenses increased by $1.4 million, or 15.9%, for the second quarter and $2.4 million, or 13.5% for the six month period of 2007 compared to the same periods in 2006. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Dallas Grill ($0.5 million), an increase in payroll and related costs at comparable restaurants ($0.6 million), an increase in occupancy costs at comparable restaurants ($0.2 million) and variable costs at comparable restaurants ($0.1 million). The dollar increase in restaurant operating expenses for the six month period was primarily attributable to the opening of the Dallas Grill ($1.1 million), an increase in payroll and related costs at comparable restaurants ($0.8 million), an increase in occupancy costs at comparable restaurants ($0.4 million) and variable costs at comparable restaurants ($0.2 million). Restaurant operating expenses, as a percentage of restaurant sales, were 59.2% in the second quarter of 2007 and 60.0% in the second quarter of 2006. For the six month period ended July 1, 2007, restaurant operating expenses, as a percentage of sales were 58.8% compared to 59.5% for the six months ended June 25, 2006.

Reimbursed Costs. Reimbursed costs increased 38.9% from $3.8 million to $5.3 million for the second quarter of 2007 compared to the second quarter of 2006. For the six month period ended July 1, 2007, reimbursed costs increased 24.4% from $7.6 million to $9.5 million compared to the six month period ended June 25, 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase is primarily due to increased cost of goods and variable expenses resulting from a 9.3% increase in sales for the first quarter of 2007 compared to the first quarter of 2006.

General and Administrative. General and administrative expenses increased 13.5% for the second quarter of 2007 compared to the second quarter of 2006 and 17.7% for the six months ended July 1, 2007 compared to the six months ended June 25, 2006. As a percentage of total revenues, general and administrative expense totaled 8.1% for the second quarter and 7.6% for the six month period of 2007 compared to 8.7% for the second quarter and 7.5% for the six month period of 2006. The increase in total general and administrative expense of $0.2 million for the second quarter of 2007 compared to the second quarter of 2006 was primarily attributable to an increase in stock based compensation costs ($0.1 million) and public company expense ($0.1 million). The increase in total general and administrative expense of $0.5 million for the six months ended July 1, 2007 compared to the six months ended June 25, 2006 was primarily attributable to bonus accruals of ($0.1 million), an increase in stock based compensation costs ($0.1 million), higher public company expense ($0.1 million) and recruiting fees ($0.1 million).

Depreciation and Amortization. Depreciation and amortization expense was flat for the second quarter of 2007 and the six months ended July 1, 2007 compared to the same periods in 2006. As a percentage of restaurant sales, depreciation and amortization was 3.2% for both the second quarter of 2007 and the six months ended July 1, 2007 compared to 3.7% for the second quarter of 2006 and 3.6% for the six months ended June 25, 2006. The decrease as a percentage of restaurant sales for the quarter is primarily due to certain assets becoming fully depreciated in 2006, partially offset by depreciation related to the Dallas Grill which opened in July 2006 ($63,000). The decrease as a percentage of restaurant sales in the six month period is primarily due to certain assets becoming fully depreciated in 2006, partially offset by depreciation related to the Dallas Grill which opened in July 2006 ($125,000).

Pre-opening Costs. Pre-opening costs totaled $118,000 in the second quarter of 2007 compared to $124,000 in the second quarter of 2006. Pre-opening costs in the second quarter of 2007 were primarily attributable to costs associated with the construction of the Austin Daily Grill ($94,000) and the remodel of the Brentwood Daily Grill ($24,000). Pre-opening costs in the second quarter of 2006 were related to the construction of the Dallas Grill.

Pre-opening costs were $244,000 for the six months ended July 1, 2007 compared to $124,000 for the six months ended June 25, 2006. Pre-opening costs during the six month period in 2007 were attributable to the remodel of the Brentwood Daily Grill ($94,000) and the construction of the Austin Daily Grill ($150,000). Pre-opening costs in the second quarter of 2006 were related to the construction of the Dallas Grill.

Interest, net. Total net interest increased $32,000, or 37.2%, during the second quarter of 2007 compared to the second quarter of 2006 and $78,000, or 72.9%, during the six months ended July 1, 2007 compared to the six months ended June 25, 2006. The increase in interest expense for both the three and six month periods, was primarily attributable to interest on the Company’s credit facility, due to increased borrowings.

Debt Extinguishment Costs

We recorded debt extinguishment costs of $279,000 during the second quarter of 2006. No similar costs were reported during 2007. The debt extinguishment costs relate to the retirement of the collateralized subordinated note payable and mandatorily redeemable capital obligations payable to the Michigan Avenue Group. A condition of the early debt retirement was payment of a $200,000 penalty to be paid out in four annual installments of $50,000 each. Additionally, $69,000 of warrant costs and $10,000 of deferred loan costs associated with the debt were written off.

Benefit (Provision) for Income Taxes

During the three and six months ended July 1, 2007, we reported a tax benefit of $12,000 and a tax provision of $165,000, respectively. During the three and six months ended June 25, 2006, we reported a tax benefit of $2,043,000 and $1,975,000, respectively. The 2006 tax benefit was primarily attributable to a reversal of a majority of our valuation allowance with respect to our deferred tax assets. The change in judgment during 2006 was based on our historical taxable income over the preceding three years, projected taxable income for the three subsequent years and the expected reversals of temporary differences. Based on the evidence considered, we believe that it is more likely than not that the amounts of deferred income tax assets recognized in the condensed consolidated financial statements are realizable.

Minority Interest

We reported a minority interest in the profit of consolidated affiliates of $24,000 during the 2007 second quarter as compared to a minority interest in the profit of our majority owned subsidiaries of $80,000 during the 2006 quarter. For the six months, we reported a minority interest in the profit of majority owned subsidiaries of $102,000 during 2007 as compared to a minority interest in the profit of consolidated affiliates of $105,000 during 2006. The change in minority interest for the quarter and six months was primarily attributable to improved results of the Hollywood Grill.

Material Changes in Financial Condition, Liquidity and Capital Resources

At July 1, 2007 we had negative working capital of $1.0 million and a cash balance of $1.1 million compared to negative working capital of $3.6 million and a cash balance of $3.0 million at December 31, 2006.

The decrease in our cash position reflects the following cash flows:

	Six Months Ended
(in thousands)	July 1, 2007	June 25, 2006
Net cash (used in) provided by operating activities	$(3,368)	$1,935
Net cash used in investing activities	(2,940)	(2,363)
Net cash provided by (used in) financing activities	4,319	(85)

Net decrease in cash	$(1,989)	$(513)

Included in cash flows from operating activities were $3.0 million of payments made to HRP in 2007 and tenant improvement allowances of $0.4 million and $0.7 million in 2007 and 2006, respectively.

Included in cash flows from investing activities were capital expenditures of $3.4 million primarily related to the construction of the Austin Daily Grill and the remodel of the Brentwood Daily Grill. Capital expenditures were $2.3 million in 2006, primarily related to the opening of the Dallas Grill.

Cash flows from financing activities include $5.0 million of proceeds from our credit facility with Diamond Creek during the six months ended July 1, 2007.

The $2.6 million increase in working capital was primarily attributable to paying down the current liability with HRP with proceeds from our credit facility with Diamond Creek.

Credit Facility

At July 1, 2007, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million. This revolving credit facility matures on March 9, 2011. We also enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

At July 1, 2007, we had $6.2 million owing under our revolving credit facility, $0.3 million owing under equipment lease financing transactions, and loans/advances from a landlord of $0.1 million.

At July 1, 2007, the applicable interest rate on the line of credit was 11.32%.

During the six months ended July 1, 2007, we borrowed a total of $5.0 million under the Diamond Creek credit facility to fund (1) restaurant construction and pre-opening costs, (2) payment of accumulated dividends totaling $492,000 on the conversion of our Series II, 10% Convertible Preferred Stock, and (3) payment of the balance owing under the HRP Agreement, totaling $2.8 million.

Subsequent to July 1, 2007, we repaid all outstanding borrowings and accrued interest under the Diamond Creek credit facility from proceeds of our July 2007 private placement sale of common stock and warrants.

On July 20, 2007 we entered into a $400,000 line of credit agreement with Union Bank of California and borrowed $400,000 against it. The line of credit expires on January 22, 2008 and carries an interest rate of 5.19%. Payment is due in full upon expiration of the line of credit and will be paid down by an expiring certificate of deposit on the same date. The line of credit secured by the certificate of deposit. Proceeds of the note will be used for general operating purposes and to fund new restaurant construction.

Equity Transactions

During the first six months of 2007, we issued 136,384 shares of common stock, consisting of (1) 41,200 shares of common stock issued pursuant to the exercise of outstanding stock options for consideration of $89,000, and (2) 95,184 shares issued on conversion of our outstanding Series II, 10% Convertible Preferred Stock.

During 2007, we cancelled 9,496 shares of common stock that were previously given to us as consideration for warrant exercises.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, we paid accumulated dividends in the amount of $492,000. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at July 1, 2007.

Subsequent to July 1, 2007, we sold, in a private placement, 2,000,000 shares of common stock and 735,000 warrants for aggregate gross proceeds of approximately $14.1 million. The warrants are exercisable for five years at $8.05 per share. In conjunction with the private placement, we paid placement fees and offering expenses of approximately $1.0 million and issued to the placement agents in the offering three year warrants to purchase 85,164 shares of common stock at $8.75 per share.

Operating Leases and Contractual Obligations

At July 1, 2007, we were obligated under twenty-three leases covering the premises in which our Daily Grill and Grill restaurants are located as well as a lease on our executive office. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $33.1 million over the life of those leases, with minimum rental payments of $2.1 million in the remainder of 2007, $8.4 million between 2008 and 2009, $6.9 million between 2010 and 2011, and $15.7 million thereafter.

The following table details our contractual obligations as of July 1, 2007:

	Payments due by period
(in thousands)	Total	2007 (2)	2008 -2009	2010 - 2011	Thereafter
Long-term debt (1)	$6,328	$6,245	$19	$24	$40
Capital lease obligations	315	38	169	108	—
Operating lease commitments	33,141	2,083	8,368	6,940	15,750
Other obligations (3)	100	—	100	—	—

Total	$39,884	$8,366	$8,656	$6,072	$15,790

(1)	Excludes other long-term liabilities of $8.8 million at July 1, 2007, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Represents remaining payments due in 2007 as of July 1, 2007.
(3)	Represents remaining penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures

During the six months ended July 1, 2007, our capital expenditures totaled $3.4 million. Capital expenditures during the period were related primarily to the construction of a Daily Grill in Austin, Texas ($2.1 million) and the remodel of the Brentwood Daily Grill in California ($0.6 million). With regards to capital expenditures during the period in connection with the Austin Daily Grill $0.4 million was funded by landlord tenant improvement allowances.

Commitments Relating to Managed Restaurants and LLC’s

Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K/A for the year ended December 31, 2006.

During the six months ended July 1, 2007, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the LLC’s and the Universal CityWalk Daily Grill occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the six months ended July 1, 2007 totaled $165,000 to us and $165,000 to the other members.

Downtown Daily Grill: Distributions of profits from the Downtown Daily Grill during the six months ended July 1, 2007 totaled $29,000 to us and $88,000 to the other members. At July 1, 2007, our unreturned capital contributions balance totaled $273,000; our accrued but unpaid preferred return totaled $7,000; the other members’ unreturned capital contributions balance totaled $1,282,000 and the other members’ accrued but unpaid preferred return totaled $34,000.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the six months ended July 1, 2007 totaled $100,000 from us and $100,000 from the other partner. At July 1, 2007, our unreturned capital contributions balance totaled $496,000 and the other partner’s unreturned capital contributions totaled $1,596,000.

Except for the foregoing, there were no distributions of profits from any of the LLC’s or from the Universal CityWalk Daily Grill and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 31, 2006.

In addition to existing contractual and other commitments with respect to managed restaurants, we have entered into agreements to manage Daily Grill restaurants in Memphis, Tennessee; Seattle, Washington; and Tulsa, Oklahoma. The Memphis restaurant opened in April 2007, the Seattle restaurant opened in June 2007 and the Tulsa restaurant is expected to open in early 2008. We are obligated to contribute approximately $450,000, if construction exceeds $1,500,000, toward the initial remodeling cost of the Seattle Daily Grill. We have no required contributions to the Memphis Daily Grill or Tulsa Daily Grill.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting policies previously disclosed in our Form 10-K/A for the year ended December 31, 2006. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In September 2006, the FASB SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on its financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of the FIN No. 48. See Note 7 for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit facility. There were $6.2 million of borrowings outstanding under the credit facility at July 1, 2007. Borrowings under the credit facility bear interest at the Prime or LIBOR rates plus a margin ranging from 2.75% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on our results of operations. The interest rate on our credit facility at July 1, 2007 was 11.32%.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were not effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

Management’s conclusion that our disclosure controls and procedures were not effective related to its determination that the accounting for our asset purchase agreement with HRP was incorrect. This instance is considered to be a material weakness in our disclosure controls and procedures particularly as it relates to the selection and application of accounting principles and specifically accounting for nonrecurring transactions. As a result of such conclusions, our management determined to restate our consolidated financial statements as of and for the three and nine months ended September 24, 2006, the year ended December 31, 2006 and the three months ended April 1, 2007.

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

We are involved from time to time in routine legal matters incidental to our business. In the opinion of management, resolution of such matters will not have a material effect on our financial position or results of operations.

In June 2004, a former hourly restaurant employee filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiffs alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit sought unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks.

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in December 2007.

We intend to vigorously defend this action. As of July 1, 2007 and December 31, 2006, we had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. However, the ultimate resolution of this matter can not be determined at this time.

Item 1A.	Risk Factors

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K/A for the year ended December 31, 2006.

Item 4.	Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of Grill Concepts, Inc. was held on June 20, 2007, at which the stockholders voted on two proposals: the election of directors and ratification of the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm.

The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Glenn Golenberg, Stephen Ross, Bruce Schwartz, Robert Fell and Philip Gay, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

	Affirmative	Negative	Abstained
Robert Fell(1)	5,054,272	21,650	3,753
Philip Gay	5,022,499	53,423	3,753
Glenn Golenberg	5,054,122	21,800	3,753
Stephen Ross	5,055,878	20,044	3,753
Bruce Schwartz	5,055,922	20,000	3,753
Robert Spivak	5,024,499	51,423	3,753
Michael Weinstock	5,022,923	52,923	3,753

(1)	Prior to the shareholders’ meeting, Robert Fell withdraw his nomination for election as a director. The board selected Rudolph Borneo as a substitute nominee and Mr. Borneo was elected director in lieu of Mr. Fell.

The second matter voted on was a proposal to ratify the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm was approved with 5,055,994 votes cast for, 22,705 votes cast against, and 975 votes abstained.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation

31.1	Section 302 Certification of CEO and Principal Executive Officer

31.2	Section 302 Certification of CFO and Principal Financial Officer

32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO and Principal Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay	President and Chief Executive Officer (Principal Executive Officer)	August 16, 2007
Philip Gay

/s/ Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 16, 2007
Wayne Lipschitz