Form 10-Q
period 2007-09-30
GRILL CONCEPTS INC
filed 2007-11-09
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 30, 2007, 8,786,405 shares of Common Stock of the issuer were outstanding.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash	$7,292	$3,049
Inventories	982	922
Receivables, net of reserve ($234 and $337 in 2007 and 2006, respectively)	1,910	980
Income taxes receivable	321	88
Note receivable, current portion	15	15
Reimbursable costs receivable	1,251	1,262
Prepaid expenses and other current assets	1,164	882
Deferred income taxes	756	906

Total current assets	13,691	8,104
Furniture, equipment and improvements, net	18,551	15,139
Restricted cash	792	1,192
Note receivable	52	64
Liquor licenses	721	411
Deferred income taxes	5,044	4,840
Goodwill	720	205
Other assets	629	643

Total assets	$40,200	$30,598

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,785	$2,266
Accrued expenses	5,722	5,065
Accrued managed outlets operating expenses	1,251	1,262
Payable to Hotel Restaurant Properties, Inc.	—	2,951
Long-term debt, current portion	490	82
Liability for debt extinguishment, current portion	50	50

Total current liabilities	9,298	11,676
Long-term debt	294	1,600
Liability for debt extinguishment	50	100
Other long-term liabilities	8,876	8,712

Total liabilities	18,518	22,088

Minority interest	655	1,548
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, 996,935 shares undesignated in 2007 and 2006	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 0 shares issued and outstanding in 2007 and 500 shares authorized, issued and outstanding in 2006, liquidation preference of $0 and $976 in 2007 and 2006, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized, 8,786,405 and 6,406,062 issued and outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	29,537	14,538
Accumulated deficit	(8,510)	(7,576)

Total stockholders’ equity	21,027	6,962

Total liabilities, minority interest and stockholders’ equity	$40,200	$30,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenues:
Sales	$15,920	$14,792	$49,898	$44,366
Cost reimbursements	4,748	3,921	14,216	11,535
Management and license fees	656	491	1,716	1,329

Total revenues	21,324	19,204	65,830	57,230
Operating expenses:
Cost of sales	4,518	4,298	14,264	12,576
Restaurant operating	9,823	9,039	29,801	26,544
Reimbursed costs	4,748	3,921	14,216	11,535
General and administrative	1,807	1,443	5,175	4,305
Depreciation and amortization	614	594	1,716	1,655
Pre-opening costs	555	285	799	483
Contract termination cost	—	3,101	—	3,101

Total operating expenses	22,065	22,681	65,971	60,199
Loss from operations	(741)	(3,477)	(141)	(2,969)
Interest, net	(7)	(90)	(192)	(197)
Debt extinguishment costs	—	—	—	(279)

Loss before benefit for income taxes and minority interest	(748)	(3,567)	(333)	(3,445)
Benefit for income taxes	296	1,674	131	3,649

Income (loss) before minority interest	(452)	(1,893)	(202)	204
Minority interest in net profit of subsidiaries	(137)	(30)	(239)	(135)

Net income (loss)	(589)	(1,923)	(441)	69
Preferred dividends accrued	—	(13)	(6)	(38)

Net income (loss) applicable to common stock	$(589)	$(1,936)	$(447)	$31

Net income (loss) per share applicable to common stock:
Basic	$(0.07)	$(0.30)	$(0.06)	$0.01

Diluted	$(0.07)	$(0.30)	$(0.06)	$0.01

Weighted-average shares outstanding:
Basic	7,929	6,351	6,948	5,980

Diluted	7,929	6,351	6,948	6,475

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2007	September 24, 2006
Cash flows from operating activities:
Net income (loss)	$(441)	$69
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(493)	(609)
Amortized debt issuance costs	101	57
Provision for doubtful accounts	(103)	62
Stock based compensation	276	153
Depreciation and amortization	1,716	1,655
Gain on sale of assets	—	(19)
Loss on debt extinguishment	—	219
Deferred income taxes	(54)	(4,074)
Minority interest in net profit of subsidiaries	239	135
Contract termination cost	—	3,101
Changes in operating assets and liabilities:
Inventories	(60)	(92)
Receivables	(830)	(25)
Income taxes receivable	(233)	—
Prepaid expenses and other current assets	(282)	(244)
Other assets	(87)	(43)
Accounts payable	(481)	125
Accrued expenses	558	(119)
Tenant improvement allowances	657	1,832

Net cash provided by operating activities	483	2,183

Cash flows from investing activities:
Purchase of furniture, equipment and improvements	(5,128)	(3,437)
Collections on note receivable	15	15
Restricted cash	400	(150)
Proceeds from sale of liquor license	—	55
Purchases of liquor licenses	(310)	(16)

Net cash used in investing activities	(5,023)	(3,533)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s	265	125
Payment of accumulated dividends on convertible preferred stock	(492)	—
Proceeds from private placement equity offering, net of issuance costs	13,096	—
Debt issuance costs	—	(413)
Return of capital, preferred returns and profits to minority shareholders	(289)	(282)
Proceeds from credit facilities	5,900	1,233
Payments on long-term debt	(6,798)	(41)
Payable to Hotel Restaurant Properties, Inc.	(2,951)	—
Payments on notes payable—related parties	—	(902)
Payments on liability for debt extinguishment	(50)	—
Proceeds from exercise of stock options and warrants	102	649

Net cash provided by financing activities	8,783	369

Net increase (decrease) in cash	4,243	(981)
Cash, beginning of period	3,049	3,161

Cash, end of period	$7,292	$2,180

Supplemental cash flows information:
Cash paid during the period for:
Interest	$302	$232
Income taxes	$157	$709
Non-cash financing activities:
Issuance of common stock for minority interest in Downtown Daily Grill	$1,524	$—
Payable to Hotel Restaurant Properties, Inc.	$—	$3,020
Capital lease equipment financing	$—	$250

During the nine months ended September 30, 2007, 500 outstanding shares of Series II, 10% Convertible Preferred Stock were converted into 95,184 shares of common stock.

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended September 30, 2007 have not been audited by our independent registered public accounting firm. The December 31, 2006 balance sheet data was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K/A for the year ended December 31, 2006. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 30, 2007.

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

Workers’ Compensation Loss Reserve

Commencing in the first quarter of 2004 through November 2006, we obtained a large deductible workers’ compensation policy that included a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million during each policy period. We have established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost to us by utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors. In December 2006, we changed to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan. Accordingly, a loss reserve is not established for the guaranteed workers’ compensation plan. This change in insurance policies has no impact on our historical loss reserve for uninsured risks under the large deductible workers’ compensation policy.

2.	Private Placement

On July 17, 2007, we closed on a private placement (the “Offering”) for the sale of 2,000,000 shares of common stock (the “Shares”) and warrants (the “Warrants” and, collectively with the Shares, the “Offered Securities”) to purchase up to an aggregate of 735,000 shares of common stock for aggregate gross proceeds of $14.1 million. The net proceeds from the Offering were used to repay the outstanding balance of our credit facility with Diamond Creek Investment Partners, LLC and is intended to fund new restaurant development and other general corporate purposes.

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

Pursuant to the terms of the subscription agreements, we and the investors entered into a registration rights agreement, under which we agreed to use our best efforts to file with the Securities and Exchange Commission (“SEC”), within 30 days of the closing date of the private placement (July 17, 2007), a registration statement covering the resale of the Offered Securities. We were also obligated to use our best efforts to cause the SEC to declare such registration statement effective within 90 days after the closing date or, if the registration statement is reviewed by the SEC, within 120 days after the closing date. We would have been required to pay a cash penalty equal to 1% of the purchase price if, among other things: (i) the registration statement was not filed within 30 days of the closing date and on each 30th day thereafter until the filing or (ii) the registration statement was not declared effective within 90 days of the closing date (or 120 days of the closing date if the registration statement was reviewed by the SEC) and on each 30th day thereafter until the effective date. There was no maximum amount of penalty under the agreement. Any penalty incurred under the registration rights agreement would be recognized against earnings.

We engaged placement agents for the Offering. For their services, the placement agents received commissions totaling $0.8 million, or 6.5% of gross funds received (excluding funds received from affiliates of existing shareholders), and warrants (the “Placement Agent Warrants”) to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the Offering (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price equal to $8.75 per share, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications. The registration rights agreements provided that the shares of common stock underlying the Placement Agent Warrants are to be included in the registration statement to be filed.

A registration on Form S-3, covering the Offered securities and the shares of common stock underlying the Placement Agent Warrants, was filed with the SEC on August 14, 2007 and was declared effective by the SEC on August 23, 2007.

3.	Purchase of Minority Interest in Downtown Daily Grill

On September 28, 2007, we entered into a Purchase Agreement with Downtown Grill Investors LLC (the ‘Investment Partner”) pursuant to which we acquired the 41.59% ownership interest held by the Investment Partner in 612 Flower Daily Grill, LLC, which owns and operates a Daily Grill restaurant in Downtown Los Angeles. The Investment Partner is owned by an investor group unaffiliated with the company that provided initial capital to fund the opening of the restaurant. The primary purpose of the acquisition was to simplify our organizational structure.

We acquired the 41.59% ownership interest in 612 Flower Daily Grill, LLC in exchange for 245,455 shares of common stock and $32,000 in cash. The purchase price is computed as follows:

(in thousands)	2007
Value of common stock exchanged for ownership interest *	$1,524
Cash consideration	32

Estimated purchase price	$1,556

* calculated as 245,455 common stock multiplied by $6.21 (average closing price for period of September 21, 2007 to October 5, 2007)

The estimated purchase price has been allocated to the assets and acquired liabilities based on estimated fair values at the date of acquisition, which are comprised of working capital accounts and furniture, fixtures and equipment. The excess purchase price of approximately $515,000 over the estimated fair value of the net assets acquired was recorded as goodwill. We believe that the estimated future cash flows of the restaurant support the fair value of the goodwill recorded.

We hold 100% of the ownership interest of 612 Flower Daily Grill, LLC upon consummation of the acquisition. The operations of 612 Flower Daily Grill, LLC are consolidated in these condensed financial statements. As of October 1, 2007, earnings and losses will no longer be allocated to minority interest in this entity.

The common shares issued in exchange for the 41.59% minority interest were offered and sold in a privately negotiated transaction without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Under the terms of the Purchase Agreement, the Investment Partner and its members were granted piggyback registration rights with respect to the shares issued there under.

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

Prepaid expenses and other current assets at September 30, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives receivable	$—	$232
Certificate of deposit (see Note 5)	400	—
Prepaid expenses, other	764	650

Total prepaid expenses and other current assets	$1,164	$882

5.	Restricted Cash

During the nine months ended September 30, 2007, restricted cash decreased $400,000 due to the reduction of our standby letter of credit supporting a workers’ compensation policy. The $400,000 is included in prepaid expenses and other current assets (see Note 4).

6.	Long-term Debt

Long-term debt consists primarily of amounts borrowed under capital lease obligations with Union Bank of California.

On July 20, 2007 we entered into a $400,000 line of credit agreement with Union Bank of California (“Union Bank”) and borrowed $400,000 against it. We entered into this line of credit in order to access funds that are held in a certificate of deposit with Union Bank, which acts as collateral for our standby letter of credit supporting a workers’ compensation policy. As discussed in Note 5, our standby letter of credit was reduced by $400,000 during the nine months ended September 30, 2007. The line of credit expires on January 22, 2008 and carries an interest rate of 5.19%. Payment is due in full upon expiration of the line of credit and will be paid down by an expiring certificate of deposit on the same date. The line of credit is secured by the certificate of deposit. Proceeds of the note will be used for general operating purposes and to fund new restaurant construction.

During the nine months ended September 30, 2007, we repaid all outstanding borrowings under our credit facility with Diamond Creek Investment Partners, LLC (“Diamond Creek”).

7.	Liability for Debt Extinguishment

Liability for debt extinguishment consists of a $200,000 penalty payable in annual installments of $50,000 as a result of the retirement of the collateralized subordinated note and redeemable capital obligations owed to the Michigan Avenue Group (“MAG”), a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). The balance due to MAG as of September 30, 2007 and December 31, 2006 was $100,000 and $150,000, respectively, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

8.	Other Long-Term Liabilities

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we record deferred rent, where lease payments are lower than rental expense, recognized on a straight-line basis.

Other long-term liabilities at September 30, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives	$6,755	$6,609
Deferred rent	2,121	2,103

Total other long-term liabilities	$8,876	$8,712

9.	Income Taxes

On January 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of September 30, 2007.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 28, 2004 through December 31, 2006. The Company and its subsidiaries’ state income tax returns are also open to audit under the same statute of limitations for the years ended December 29, 2003 through December 31, 2006.

We accrue interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. We had no such accrued interest or penalties associated with unrecognized tax benefits included in accrued liabilities as of the date of adoption or as of September 30, 2007.

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

10.	Per Share Data

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the nine and three months ended September 30, 2007 and September 24, 2006 follows:

Nine Months (in thousands)	Earnings	2007 Shares	Earnings	2006 Shares
Net income (loss)	$(441)		$69
Less: preferred dividends accrued	(6)		(38)

Basic net income (loss) applicable to common stock	(447)	6,948	31	5,980

Dilutive securities:
Dilutive stock options		—		97
Dilutive warrants		—		273
Dilutive convertible preferred stock		—		125

Dilutive net income (loss) applicable to common stock	$(447)	6,948	$31	6,475

For the nine months ended September 30, 2007; 887,459 options and 946,726 warrants were excluded from the calculation because they were anti-dilutive. For the nine months ended September 24, 2006; 428,885 options were excluded from the calculation because they were anti-dilutive.

Three Months (in thousands)	Earnings	2007 Shares	Earnings	2006 Shares
Net loss	$(589)		$(1,923)
Less: preferred dividends accrued	—		(13)

Basic net loss applicable to common stock	(589)	7,929	(1,936)	6,351

Dilutive net loss applicable to common stock	$(589)	7,929	$(1,936)	6,351

For the three months ended September 30, 2007; 887,459 options and 946,726 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended September 24, 2006; 857,925 options and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

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

Stock option activity pursuant to our performance incentive plans during the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	811,100	$2.92	5.8	$396,000
Granted	203,209	7.11
Exercised	(49,200)	2.07
Cancelled	(77,650)	3.01

Outstanding at September 30, 2007	887,459	$3.84	6.3	$3,068,000

Exercisable at September 30, 2007	518,020	$3.12	4.5	$1,826,000

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 30, 2007 of $6.59 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our stock.

Total intrinsic value of options exercised for the three and nine months ended September 30, 2007 was $116,000 and $286,000, respectively and for the three and nine months ended September 24, 2006 was $15,000 and $36,000, respectively. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $953,000, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

The weighted-average fair value of stock options granted was $4.66 for the nine months ended September 30, 2007 and $2.13 for the nine months ended September 24, 2006. The fair value of each option grant issued during those periods was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 30, 2007	September 24, 2006
Dividend yield	0%	0%
Expected volatility	66.03%	68.34%
Risk-free interest rate	5.07%	5.18%
Expected option life (in years)	6.30	6.30

The following table reflects share-based compensation recorded for the three and nine months ended September 30, 2007 and September 24, 2006:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Share based compensation expense	$71	$45	$276	$153
Basic earnings per share effect of share based compensation expense	$(0.01)	$(0.01)	$(0.04)	$(0.02)

At September 30, 2007, there were 269,991 shares available for grant under existing performance incentive plans.

12.	Equity Transactions

Common Stock

During the nine months ended September 30, 2007, we issued 2,000,000 shares of common stock as part of a private placement (see Note 2).

During the nine months ended September 30, 2007, we issued 245,455 shares of common stock as consideration for the purchase of the minority interest in the Downtown Daily Grill (see Note 3).

During the nine months ended September 30, 2007, we issued 49,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $102,000.

During the nine months ended September 30, 2007, we canceled 9,496 shares of common stock that were previously exchanged as consideration for warrant exercises.

During the nine months ended September 30, 2007, we issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

Preferred Stock

During the nine months ended September 30, 2007, all 500 shares of our Series II, 10% Convertible Preferred Stock were converted into common stock.

Upon conversion of the Series II, 10% Convertible Preferred Stock, $492,000 of accumulated dividends on preferred stock was paid in cash. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at September 30, 2007.

13.	Distribution of Capital and Preferred Returns

During the nine months ended September 30, 2007, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the various LLC’s (the “LLCs”) in which we hold less than 100% interest, and the Universal CityWalk Daily Grill occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the nine months ended September 30, 2007 totaled $165,000 to us and $165,000 to the other members.

Downtown Daily Grill: Distributions of profits from the Downtown Daily Grill during the nine months ended September 30, 2007 totaled $29,000 to us and $88,000 to the other members. On September 28, 2007, we acquired the other member’s interest in the Downtown Daily Grill (see Note 3 for further discussion).

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the nine months ended September 30, 2007 totaled $100,000 from us and $265,000 from the other partner. At September 30, 2007, our unreturned capital contributions balance totaled $496,000 and the other partner’s unreturned capital contributions totaled $1,761,000.

Except for the foregoing, there were no other distributions of profits from any of the LLCs or from the Universal CityWalk Daily Grill and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 31, 2006.

14.	Recent Accounting Pronouncements

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of the FIN No. 48. See Note 9 for further discussion.

15.	Related Parties

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

We recorded the HRP Purchase Agreement transaction as a contract termination cost in 2006.

16.	Commitments and Contingencies

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

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in early 2008.

We intend to vigorously defend this action. As of September 30, 2007 and December 31, 2006, we had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. It is reasonably possible that the amount recorded will significantly increase or decrease within the next 12 months. However, the ultimate resolution of this matter can not be determined at this time.

Commitments – Restaurant Leases, Licenses and Management Agreements

In June 2006, we signed a management agreement for a hotel-based Daily Grill at the Sheraton Seattle, in Seattle, Washington. The restaurant owner will pay substantially all construction and pre-opening costs, other than approximately $450,000 of remodeling costs to be contributed by us if the total construction costs exceed $1.5 million. We will receive management and incentive fees and will be entitled to receive a 9% preferred return on any capital contribution. Management fees under the agreement are 6% of total sales. The initial term of the management agreement is 10 years. The restaurant opened in June of 2007. We have not yet determined the amount, if any, that we could be required to contribute towards the construction and pre-opening costs of the restaurant.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant opened in July 2007 and is featured along the upscale Main Street center of The Domain, a mixed-use retail, residential, and office village. Construction of the restaurant included leasehold improvements of approximately $2.4 million and furniture and equipment of approximately $0.8 million, which was partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in early 2009. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million and furniture and equipment of approximately $0.7 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant is currently scheduled to open in late 2008 or early 2009. Construction of the restaurant will include estimated leasehold improvements of $1.7 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

In April 2007, we opened a managed, hotel-based, Daily Grill at the Westin Memphis Beale Street in Memphis, Tennessee. The initial term of the management agreement is 10 years.

In April 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Park Place, a new mixed-use urban development in Fresno, California. The restaurant opened on November 5, 2007. Construction of the restaurant included estimated leasehold improvements of approximately $2.1 million and furniture and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, the Company will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

In April 2007, we entered signed a management agreement for a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in 2008. The initial term of the management agreement is 10 years.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our balance sheet or statement of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in mid-2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.3 million and furniture and equipment of approximately $0.3 million. The initial term of the lease is 10 years.

In August 2007, we signed a lease to open a wholly owned Grill on the Alley restaurant at The Promenade at Westlake in Thousand Oaks, California. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $2.3 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

17.	Subsequent Events

On November 2, 2007, we signed an office lease for our new corporate office, for premises located in the Warner Center in Woodland Hills, California. The initial term of the lease is 7 years. The Company plans to move to the new office around April 2008, which is in conjunction with the expiration of the lease for the current office in Brentwood, California.

On November 5, 2007 we opened a wholly owned Daily Grill restaurant in Park Place, a new mixed-use urban development in Fresno, California.

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

Current Year Developments

Restaurant Openings, Leasing, Management Agreement Additions and License Termination. In January 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Austin, Texas. The new restaurant is featured along the upscale Main Street center of The Domain, a mixed-use retail, residential and office village. The restaurant opened in July 2007.

Construction of the restaurant included estimated leasehold improvements of approximately $2.4 million and furniture and equipment of approximately $0.7 million, which were partially funded by a tenant improvement allowance of $0.7 million. The initial term of the lease is 10 years.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in early 2009. Construction of the restaurant will include estimated leasehold improvements of approximately $1.5 million and furniture and equipment of approximately $0.7 million, which will be primarily funded by a tenant improvement allowance of $1.3 million. The initial term of the lease is 10 years.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Phoenix, Arizona. The restaurant is currently scheduled to open in late 2008 or early 2009. Construction of the restaurant will include estimated leasehold improvements of $1.7 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.8 million. The initial term of the lease is 10 years.

In April 2007, we opened a managed, hotel-based, Daily Grill at the Westin Memphis Beale Street in Memphis, Tennessee. The initial term of the management agreement is 10 years.

In April 2007, we signed a lease to open a wholly owned Daily Grill restaurant in Fresno, California. The restaurant opened in November 2007. Construction of the restaurant included estimated leasehold improvements of approximately $2.1 million and furniture, fixtures and equipment of approximately $0.7 million, which will be funded by a tenant improvement allowance of $2.3 million. In addition, we will receive up to $0.3 million from the landlord to fund pre-opening expenses. The initial term of the lease is 10 years.

In April 2007, we signed a management agreement for a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in 2008. The initial term of the management agreement is 10 years.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our balance sheet or statement of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in mid-2008. Construction of the restaurant will include estimated leasehold improvements of approximately $1.3 million and furniture and equipment of approximately $0.3 million. The initial term of the lease is 10 years.

In June 2007, we opened a managed, hotel-based, Daily Grill at the Sheraton Seattle in Seattle, Washington. The initial term of the management agreement is 10 years.

In August 2007, we signed a lease to open a wholly owned Grill on the Alley restaurant at The Promenade at Westlake in Thousand Oaks, California. The restaurant is currently scheduled to open in late 2008. Construction of the restaurant will include estimated leasehold improvements of approximately $2.3 million and furniture and equipment of approximately $0.7 million, which will be partially funded by a tenant improvement allowance of $0.7 million.

These new leases entered into by the Company in 2007 increased our lease commitments as presented in the Material Changes in Financial Condition, Liquidity and Capital Resources section below, by approximately $10.7 million.

Purchase of Minority Interest in Downtown Daily Grill. During the nine months ended September 30, 2007, we entered into a Purchase Agreement with Downtown Grill Investors LLC (the ‘Investment Partner”) pursuant to which we acquired the 41.59% ownership interest held by the Investment Partner in 612 Flower Daily Grill, LLC, which owns and operates a Daily Grill restaurant in Downtown Los Angeles. The Investment Partner is owned by an investor group unaffiliated with the company that provided initial capital to fund the opening of the restaurant. The primary purpose of the acquisition was to simplify our organizational structure.

We acquired the 41.59% ownership interest in 612 Flower Daily Grill, LLC in exchange for 245,455 shares of common stock and $32,000 in cash. The purchase price is computed as follows:

(in thousands)	2007
Value of common stock exchanged for ownership interest *	$1,524
Cash consideration	32

Estimated purchase price	$1,556

*	calculated as 245,455 common stock multiplied by $6.21 (average closing price for period of September 21, 2007 to October 5, 2007)

The estimated purchase price has been allocated to the assets and acquired liabilities based on estimated fair values at the date of acquisition, which are comprised of working capital accounts and furniture, fixtures and equipment. The excess purchase price of approximately $515,000 over the estimated fair value of the net assets acquired was recorded as goodwill. We believe that the estimated future cash flows of the restaurant support the fair value of the goodwill recorded.

We hold 100% of the ownership interest of 612 Flower Daily Grill, LLC upon consummation of the acquisition. The operations of 612 Flower Daily Grill, LLC are consolidated in these condensed financial statements. As of October 1, 2007, earnings and losses will no longer be allocated to minority interest in this entity.

The common shares issued in exchange for the 41.59% minority interest were offered and sold in a privately negotiated transaction without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Under the terms of the Purchase Agreement, the Investment Partner and its members were granted piggyback registration rights with respect to the shares issued there under.

Common Stock Transactions, Conversion of Preferred Stock and Payment of Accumulated Dividends. During the nine months ended September 30, 2007, we issued 2,000,000 shares of common stock and warrants (the “Warrants”) to purchase up to 735,000 shares of common stock as part of a private placement (the “Offering”) for aggregate gross proceeds of $14.1 million.

The Warrants entitle the holders to purchase one share of common stock for each warrant held for a term of up to five years at an exercise price equal to $8.05 per share, subject to adjustment upon certain corporate events, including stock dividends, distributions and reclassifications. The warrant exercise price is also subject to adjustment upon certain issuances of shares at prices below the exercise price of the warrant, provided, however that the exercise price shall in no event be reduced to less than $7.00 (subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and similar transactions).

In connection with the Offering, we paid commissions to the placement agents totaling $0.8 million, or 6.5 % of gross funds received (excluding funds received from affiliates of existing shareholders), and issued warrants (the “Placement Agent Warrants”) to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the Offering (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price $8.75 per share, subject to adjustment only upon certain corporate events, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications.

During the nine months ended September 30, 2007, we issued 245,455 shares of common stock as consideration for the purchase of the minority interest in the Downtown Daily Grill (see above).

During the nine months ended September 30, 2007, we issued 49,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $102,000.

During the nine months ended September 30, 2007, we cancelled 9,496 shares of common stock that were previously exchanged as consideration for warrant exercises.

During the nine months ended September 30, 2007, we issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, in April 2007, we paid accumulated dividends on the Series II, 10% Convertible Preferred Stock in the amount of $492,000 in cash. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at September 30, 2007.

Stock Based Compensation. We recorded stock based compensation of $276,000 for the nine months ended September 30, 2007 and $153,000 the nine months ended September 24, 2006. As of September 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $1,130,000, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

There were 203,209 stock options granted in the first nine months of 2007.

Completion of HRP Purchase Agreement. During the nine months ended September 30, 2007, we paid $3.0 million, completing our acquisition of certain rights and interests from Hotel Restaurant Properties, Inc. and certain affiliates (collectively, “HRP” or the “Sellers”) pursuant to the terms of our 2006 asset purchase and sale agreement whereby we acquired certain rights and interests of HRP relating to the operation of restaurants in hotels.

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

Credit Facility. During the nine months ended September 30, 2007, we paid off all outstanding borrowings under our Diamond Creek credit facility.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Revenues:
Sales	74.6%	77.0%	75.8%	77.5%
Cost reimbursements	22.3	20.4	21.6	20.2
Management and license fees	3.1	2.6	2.6	2.3

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	21.2	22.4	21.7	22.0
Restaurant operating	46.1	47.1	45.2	46.4
Reimbursed costs	22.2	20.4	21.6	20.2
General and administrative	8.5	7.5	7.9	7.5
Depreciation and amortization	2.9	3.1	2.6	2.9
Pre-opening costs	2.6	1.5	1.2	0.8
Contract termination cost	—	16.1	—	5.4

Total operating expenses	103.5	118.1	100.2	105.2

Loss from operations	(3.5)	(18.1)	(0.2)	(5.2)
Interest, net	(0.1)	(0.5)	(0.3)	(0.3)
Debt extinguishment costs	—	—	—	(0.5)

Loss before benefit for income taxes and minority interest	(3.6)	(18.6)	(0.5)	(6.0)
Benefit for income taxes	1.4	8.7	0.2	6.3
Minority interest in net profit of subsidiaries	(0.6)	(0.1)	(0.4)	(0.2)

Net income (loss)	(2.8)%	(10.0)%	(0.7)%	0.1%

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Cost of sales	28.4%	29.1%	28.6%	28.3%
Restaurant operating expenses	61.7	61.1	59.7	59.8

The following tables set forth certain financial information and other restaurant data relating to our company owned restaurants and managed and licensed restaurants.

	Third Quarter Openings		Year To Date Openings (Closings)		Total Open at End of Third Quarter
	2007	2006	2007	2006	2007	2006
Daily Grill Restaurants:
Company Owned	1	—	1	—	13	12
Managed	—	—	2	—	8	6
Licensed	—	—	(1)	—	1	2
Grill on the Alley Restaurants:
Company Owned	—	1	—	1	5	5

Total	1	1	2	1	27	25

	Three Months Ended		Nine Months Ended
	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Weighted-average weekly sales per company owned restaurant:
Daily Grill	$61,382	$59,814	$66,593	$63,248
Grill on the Alley	98,556	88,086	98,114	88,957
Change in comparable restaurant sales:(1)
Daily Grill	5.1%	5.4%	6.8%	5.3%
Grill on the Alley	15.7%	12.1%	15.9%	11.2%
Total comparable sales	9.1%	7.9%	10.2%	7.4%
Total consolidated sales (in thousands):
Daily Grill	$9,514	$9,331	$30,766	$29,600
Grill on the Alley	6,406	5,461	19,132	14,767

Total consolidated sales	$15,920	$14,792	$49,898	$44,367

(1)	When computing comparable restaurant sales, restaurants open for the entire period are compared from period to period.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 30, 2007	September 24, 2006	September 30, 2007	September 24, 2006
Managed	$5,698	$5,444	$19,668	$15,941
Licensed	1,773	1,801	5,120	5,486

	$7,471	$7,245	$24,788	$21,427

Management and license fees	$656	$491	$1,716	$1,329

Percent of sales	8.8%	6.8%	6.9%	6.2%

Material Changes in Results of Operations for the Three and Nine Months Ended September 30, 2007 as compared to the Three and Nine Months Ended September 24, 2006

Revenues

Total revenues increased 11.4% to $21.3 million for the third quarter 2007 from $19.2 million in the third quarter 2006 and increased 15.0% to $65.8 million for the nine months ended September 30, 2007 from $57.2 million for the nine months ended September 24, 2006. For the quarter, total revenues consisted of sales revenues of $15.9 million, up 7.6% from $14.8 million in 2006, management and license fees of $0.7 million, up 33.6% from $0.5 million in 2006, and reimbursed managed outlet expenses of $4.7 million, up 21.1% from $3.9 million in 2006. For the nine month year-to-date period, total revenues consisted of sales revenues of $49.9 million, up 12.5% from $44.4 million in 2006, management and license fees of $1.7 million, up 29.1% from $1.3 million in 2006, and reimbursed managed outlet expenses of $14.2 million, up 23.2% from $11.5 million in 2006.

Daily Grill Restaurants. Sales for Daily Grill restaurants increased by 2.0% from $9.3 million in the third quarter of 2006 to $9.5 million in the third quarter of 2007. The increase in sales revenues for the Daily Grill restaurants from the third quarter 2006 to the third quarter 2007 was primarily attributable to an increase in same-store sales of 5.1% ($0.4 million) for restaurants open the entire 13 weeks in both 2007 and 2006, and the opening of the Austin Daily Grill in July 2007 ($0.4 million), partially offset by lower sales at two restaurants that were closed for a period of time due to remodels ($0.6 million). Management considers performance of same-store or comparable store sales to be an important measure of growth when evaluating performance. Weighted-average weekly sales at the Daily Grill restaurants increased 2.6% from $59,814 in the third quarter 2006 to $61,382 in the third quarter of 2007. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected menu price increases in November/December of 2006 and June/July 2007. The increase in same-store sales was principally attributable to menu price increases in addition to an increase in check averages.

Sales for Daily Grill restaurants increased by 3.9% from $29.6 million for the nine months ended September 24, 2006 to $30.8 million for the nine months ended September 30, 2007. For the nine month year-to-date period, the increase in sales revenues for the Daily Grill restaurants from 2006 to 2007 was primarily attributable to an increase in same-store sales of 6.8% ($1.6 million) for restaurants open for the entire 39 weeks in both 2007 and 2006, and the opening of the Austin Daily Grill in July 2007 ($0.4 million), partially offset by lower sales at three restaurants that were closed for a period of time due to remodels ($0.8 million). Management considers performance of same-store or comparable store sales to be an important measure of growth when evaluating performance. Weighted-average weekly sales at the Daily Grill restaurants increased 5.3% from $63,248 for the nine months ended September 24, 2006 to $66,593 for the nine months ended September 30, 2007. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected menu price increases in November/December of 2006 and June/July of 2007. The increase in same-store sales was principally attributable to the menu price increases in addition to an increase in check averages.

Grill on the Alley Restaurants. Sales for Grill on the Alley (“Grill”) restaurants increased by 17.3% from $5.5 million in the third quarter of 2006 to $6.4 million in third quarter of 2007. The increase in sales revenues for the Grill restaurants from 2006 to 2007 was attributable to an increase in same-store sales (15.7%, or $0.7 million) and the opening of the Dallas Grill in July 2006 ($0.2 million). The improvement in same-store sales was primarily attributable to increases in check averages and guest counts. Weighted-average weekly sales at the Grill restaurants increased 11.9% from $88,086 in the third quarter of 2006 to $98,556 in the third quarter of 2007.

Sales for Grill restaurants increased by 29.6% from $14.8 million for the nine months ended September 24, 2006 to $19.1 million for the nine months ended September 30, 2007. For the nine month year-to-date period, the increase in sales revenues for the Grill restaurants from 2006 to 2007 was attributable to the opening of the Dallas Grill in July 2006 ($2.1 million) and improved same-store sales (15.9%, or $2.2 million). The improvement in same-store sales was primarily attributable to menu price increases as well as increased guest counts. Weighted-average weekly sales at the Grill restaurants increased 10.3% from $88,957 for the nine months ended September 24, 2006 to $98,114 for the nine months ended September 30, 2007.

Management and License Fees Revenue. Management and license fees revenue was attributable to hotel restaurant management services which accounted for $610,000 of management fees during the third quarter of 2007 as compared to $438,000 during the third quarter of 2006 and licensing fees of $46,000 during the third quarter of 2007 compared to $53,000 during the third quarter of 2006. The increase in management fees revenue during the third quarter of 2007 was primarily attributable to the opening of the Seattle and Memphis Daily Grills ($142,000). The decrease in license fees revenue was primarily attributable to the termination of a license to operate a Daily Grill in Skokie, Illinois.

For the nine month year-to-date period, management and license fee revenues were attributable to hotel restaurant management services of $1,513,000 in 2007 compared to $1,153,000 in 2006 and licensing fees of $203,000 in 2007 compared to $176,000 in 2006. The increase in management and license fee revenue during the nine months ended September 30, 2007 was primarily attributable to the opening of the Seattle and Memphis Daily Grills ($188,000), the 2006 purchase of HRP’s contract rights in certain managed locations ($164,000) and improved sales at most managed and licensed restaurants.

Cost Reimbursements. Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements in the three and nine months ended September 30, 2007 compared to three and nine months ended September 24, 2006 was attributable to the opening of the Memphis and Seattle Daily Grills as well as increased sales at other managed restaurants.

Operating Expenses

Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization, pre-opening costs and contract termination cost, decreased 2.7% to $22.1 million in the third quarter of 2007 (representing 103.5% of revenues) from $22.7 million in the third quarter of 2006 (representing 118.1% of revenues). For the nine months ended September 30, 2007, total operating expenses increased 9.6% to $66.0 million from $60.2 million for the nine months ended September 24, 2006.

Cost of Sales. While sales revenues increased by 7.6% ($1.1 million) in the third quarter of 2007 as compared to the third quarter of 2006 and 12.5% ($5.5 million) for the nine months ended September 30, 2007 as compared to the nine months ended September 24, 2006, total cost of sales increased by 5.1%, or $0.2 million, for the third quarter of 2007 compared to the third quarter of 2006 and 13.4%, or $1.7 million, for the nine month period in 2007 compared to the nine month period in 2006. The dollar increase in cost of sales is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products and the opening of the Dallas Grill in July 2006. Cost of sales as a percentage of restaurant sales was 28.4% for the third quarter of 2007 and 28.6% for the nine month period in 2007, as compared to 29.1% for the third quarter of 2006 and 28.3% for the nine month period in 2006.

Restaurant Operating. Restaurant operating expenses increased by $0.8 million, or 8.7%, for the third quarter and $3.3 million, or 12.3% for the nine month period of 2007 compared to the same periods in 2006. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Austin Daily Grill ($0.4 million), an increase in payroll and related costs at comparable restaurants ($0.1 million), an increase in occupancy costs at comparable restaurants ($0.1 million) and variable costs at comparable restaurants ($0.1 million). The dollar increase in restaurant operating expenses for the nine month period was primarily attributable to the opening of the Dallas Grill ($1.7 million) and Austin Daily Grill ($0.4 million), an increase in payroll and related costs at comparable restaurants ($0.6 million), an increase in fixed costs at comparable restaurants ($0.1 million) and variable costs at comparable restaurants ($0.1 million). Restaurant operating expenses, as a percentage of restaurant sales, were 61.7% in the third quarter of 2007 and 61.1% in the third quarter of 2006. For the nine month period ended September 30, 2007, restaurant operating expenses, as a percentage of sales were 59.7% compared to 59.8% for the nine months ended September 24, 2006.

Reimbursed Costs. Reimbursed costs increased 21.1% from $3.9 million to $4.7 million for the third quarter of 2007 compared to the third quarter of 2006. For the nine month period ended September 30, 2007, reimbursed costs increased 23.2% from $11.5 million to $14.2 million compared to the nine month period ended September 24, 2006. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase is primarily due to the opening of the Seattle and Memphis Daily Grills during 2007.

General and Administrative. General and administrative expenses increased 25.2% for the third quarter of 2007 compared to the third quarter of 2006 and 21.3% for the nine months ended September 30, 2007 compared to the nine months ended September 24, 2006. As a percentage of total revenues, general and administrative expense totaled 8.5% for the third quarter and 7.9% for the nine month period of 2007 compared to 7.5% for both the third quarter and the nine month period of 2006. The increase in total general and administrative expense of $0.4 million for the third quarter of 2007 compared to the third quarter of 2006 was primarily attributable to an increase in corporate compensation and related costs ($0.5 million), stock based compensation costs ($0.1 million) and public company expense ($0.1 million). The increase in total general and administrative expense of $0.9 million for the nine months ended September 30, 2007 compared to the nine months ended September 24, 2006 was primarily attributable to corporate compensation of ($0.3 million), an increase in stock based compensation costs ($0.1 million) and higher public company expense ($0.2 million).

Depreciation and Amortization. Depreciation and amortization expense was flat for the third quarter of 2007 compared to the third quarter of 2006. For the nine month period ended September 30, 2007 depreciation and amortization expense increased 3.7%, or $0.1 million compared to the nine month period ended September 24, 2006. As a percentage of restaurant sales, depreciation and amortization was 3.9% for both the third quarter of 2007 and 3.4% for the nine months ended September 30, 2007 compared to 4.0% for the third quarter of 2006 and 3.7% for the nine months ended September 24, 2006. The decrease as a percentage of restaurant sales for the quarter is primarily due to certain assets becoming fully depreciated in 2006, partially offset by depreciation related to the Dallas Grill which opened in July 2006 ($64,000). The decrease as a percentage of restaurant sales in the nine month period is primarily due to certain assets becoming fully depreciated in 2006, partially offset by depreciation related to the Dallas Grill which opened in July 2006 ($137,000).

Pre-opening Costs. Pre-opening costs totaled $555,000 in the third quarter of 2007 compared to $285,000 in the third quarter of 2006. Pre-opening costs in the third quarter of 2007 were primarily attributable to costs associated with the opening of the Austin Daily Grill ($350,000), the remodels of the Studio City and CityWalk Daily Grills ($127,000) and pre-opening rent expense for the Boston Daily Grill ($78,000). Pre-opening costs in the third quarter of 2006 were related to the construction of the Dallas Grill.

Pre-opening costs were $799,000 for the nine months ended September 30, 2007 compared to $483,000 for the nine months ended September 24, 2006. Pre-opening costs during the nine month period in 2007 were attributable to the opening of the Austin Daily Grill ($500,000), the remodels of the Brentwood, Studio City and CityWalk Daily Grills ($221,000) and pre-opening rent expense for the Boston Daily Grill ($78,000). Pre-opening costs in the second quarter of 2006 were related to the construction of the Dallas Grill.

Contract Termination Cost. Contract termination cost incurred for the purchase of certain contract rights from Hotel Restaurant Properties and affiliates, was $3.1 million for the third quarter of 2006 and nine months ended September 24, 2006. No contract termination cost was incurred during the third quarter of 2007 or nine months ended September 30, 2007.

Interest, net

Total net interest decreased $83,000, or 92.2%, during the third quarter of 2007 compared to the third quarter of 2006 and $5,000, or 2.5%, during the nine months ended September 30, 2007 compared to the nine months ended September 24, 2006. The decrease in interest expense for both the three and nine month periods, was primarily attributable to paying off all outstanding balances on our credit facility during the third quarter of 2007.

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

Benefit for Income Taxes

During the three and nine months ended September 30, 2007, we reported a tax benefit of $296,000 and $131,000, respectively. During the three and nine months ended September 24, 2006, we reported a tax benefit of $1,674,000 and $3,649,000, respectively. The 2006 tax benefit was primarily attributable to a reversal of a majority of our valuation allowance with respect to our deferred tax assets. The change in judgment during 2006 was based on our historical taxable income over the preceding three years, projected taxable income for the three subsequent years and the expected reversals of temporary differences. Based on the evidence considered, we believe that it is more likely than not that the amounts of deferred income tax assets recognized in the condensed consolidated financial statements are realizable.

Minority Interest

We reported a minority interest in the profit of consolidated subsidiaries of $137,000 during the 2007 third quarter as compared to a minority interest of $30,000 during the 2006 quarter. For the nine months, we reported a minority interest in the profit of consolidated subsidiaries of $239,000 during 2007 as compared to a minority interest of $135,000 during 2006. The change in minority interest for the quarter and nine months was primarily attributable to an increase in the net earnings of the Hollywood Grill and Downtown Daily Grill.

Material Changes in Financial Condition, Liquidity and Capital Resources

At September 30, 2007 we had working capital of $4.4 million and a cash balance of $7.3 million compared to negative working capital of $3.6 million and a cash balance of $3.0 million at December 31, 2006.

The increase in our cash position reflects the following cash flows:

	Nine Months Ended
(in thousands)	September 30, 2007	September 24, 2006
Net cash provided by operating activities	$483	$2,183
Net cash used in investing activities	(5,023)	(3,533)
Net cash provided by (used in) financing activities	8,783	369

Net increase (decrease) in cash	$4,243	$(981)

Included in cash flows from operating activities were tenant improvement allowances of $0.7 million and $1.8 million in 2007 and 2006, respectively.

Included in cash flows from investing activities were capital expenditures of $5.1 million primarily related to the construction of the Austin Daily Grill ($2.9 million), capital replacements in existing restaurants ($1.1 million) and the remodels of the Brentwood ($0.6 million), Studio City ($0.4 million) and CityWalk ($0.1 million) Daily Grills. Capital expenditures were $3.4 million in 2006, primarily related to the opening of the Dallas Grill.

Cash flows from financing activities during the nine months ended September 30, 2007 include $13.1 million in proceeds from our private placement equity offering, $5.5 million of proceeds from our credit facility with Diamond Creek, $0.4 million of proceeds from our line of credit with Union Bank, $6.8 million of payments on long-term debt, including payments on the Diamond Creek credit facility, and $3.0 million of payments made to HRP.

The $8.1 million increase in working capital was primarily attributable to proceeds from our private placement equity offering, partially offset by paying off all outstanding balances under our credit facility with Diamond Creek.

Credit Facilities

At September 30, 2007, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million. This revolving credit facility matures on March 9, 2011. At September 30, 2007, the applicable interest rate on the line of credit was 10.62%. We also enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

At September 30, 2007, we had no amounts owing under our revolving credit facility, $0.3 million owing under equipment lease financing transactions, and loans/advances from a landlord of $0.1 million.

During the nine months ended September 30, 2007, we borrowed a total of $5.5 million under the Diamond Creek credit facility to fund (1) restaurant construction and pre-opening costs, (2) payment of accumulated dividends totaling $492,000 on the conversion of our Series II, 10% Convertible Preferred Stock, and (3) payment of the balance owing under the HRP Agreement, totaling $2.8 million. All amounts borrowed under the credit facility were paid at September 30, 2007.

In July 2007 we entered into a $400,000 line of credit agreement with Union Bank of California and borrowed $400,000 against it. The line of credit expires on January 22, 2008 and carries an interest rate of 5.19%. Payment is due in full upon expiration of the line of credit and will be paid down by an expiring certificate of deposit on the same date. The line of credit secured by the certificate of deposit. Proceeds of the note will be used for general operating purposes and to fund new restaurant construction.

Equity Transactions

During the nine months ended September 30, 2007, we issued (1) 2,000,000 shares of common stock and warrants, exercisable at $8.05 per share, to purchase 735,000 shares of common stock for aggregate consideration of $14.1 million, (2) warrants, exercisable at $8.75 per share, to purchase 85,164 shares of common stock and paid $0.8 million in commissions as compensation to placement agents in connection with the placement of common stock and warrants, (3) 245,455 shares of common stock as consideration for the purchase of the minority interest in the Downtown Daily Grill, (4) 49,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $102,000, and (5) issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

During the nine months ended September 30, 2007, we cancelled 9,496 shares of common stock that were previously exchanged as consideration for warrant exercises.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, in April 2007, we paid accumulated dividends on the Series II, 10% Convertible Preferred Stock in the amount of $492,000 in cash. The payment of accumulated dividends is reflected in accumulated deficit on the condensed consolidated balance sheet at September 30, 2007.

Operating Leases and Contractual Obligations

At September 30, 2007, we were obligated under twenty-four leases covering the premises in which our Daily Grill and Grill restaurants are located as well as a lease on our executive office. Such restaurant leases and the executive office lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $38.4 million over the life of those leases, with minimum rental payments of $1.0 million in the remainder of 2007, $9.2 million between 2008 and 2009, $8.1 million between 2010 and 2011, and $20.2 million thereafter.

The following table details our contractual obligations as of September 30, 2007:

	Payments due by period
(in thousands)	Total	2007 (2)	2008 - 2009	2010 - 2011	Thereafter
Long-term debt (1)	$486	$3	$420	$24	$39
Capital lease obligations	298	21	169	108	—
Operating lease commitments	38,446	1,017	9,159	8,097	20,173
Other obligations (3)	100	—	100	—	—

Total	$39,330	$1,041	$9,848	$8,229	$20,212

(1)

Excludes other long-term liabilities of $9.0 million at September 30, 2007, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.

(2)	Represents remaining payments due in 2007 as of September 30, 2007.

(3)	Represents remaining penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures

During the nine months ended September 30, 2007, our capital expenditures totaled $5.1 million. Capital expenditures during the period were related primarily to the construction of a Daily Grill in Austin, Texas ($2.9 million), capital replacements in existing restaurants ($1.1 million) and the remodels of the Brentwood ($0.6 million), Studio City ($0.4 million) and CityWalk ($0.1 million) Daily Grills in California. With regards to capital expenditures during the period in connection with the Austin Daily Grill $0.7 million was funded by landlord tenant improvement allowances.

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

During the nine months ended September 30, 2007, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the LLC’s and the Universal CityWalk Daily Grill occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the nine months ended September 30, 2007 totaled $165,000 to us and $165,000 to the other members.

Downtown Daily Grill: Distributions of profits from the Downtown Daily Grill during the nine months ended September 30, 2007 totaled $29,000 to us and $88,000 to the other members. On September 28, 2007, we acquired the other member’s interest in the Downtown Daily Grill.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the nine months ended September 30, 2007 totaled $100,000 from us and $265,000 from the other partner. At September 30, 2007, our unreturned capital contributions balance totaled $496,000 and the other partner’s unreturned capital contributions totaled $1,761,000.

Except for the foregoing, there were no distributions of profits from any of the LLC’s or from the Universal CityWalk Daily Grill and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 31, 2006.

In addition to existing contractual and other commitments with respect to managed restaurants, we have entered into agreements to manage Daily Grill restaurants in Memphis, Tennessee; Seattle, Washington; and Tulsa, Oklahoma. The Memphis restaurant opened in April 2007, the Seattle restaurant opened in June 2007 and the Tulsa restaurant is expected to open in 2008. We are obligated to contribute approximately $450,000, if construction exceeds $1.5 million, toward the initial remodeling cost of the Seattle Daily Grill. We have no required contributions to the Memphis Daily Grill or Tulsa Daily Grill.

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

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of the FIN No. 48. See Note 9 for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit facility. There were no borrowings outstanding under the credit facility at September 30, 2007. Borrowings under the credit facility bear interest at the Prime or LIBOR rates plus a margin ranging from 2.75% to 6.25%. A hypothetical 1% interest rate change would not have a material impact on our results of operations. The interest rate on our credit facility at September 30, 2007 was 10.62%.

Item 4.	Controls and Procedures

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

Changes in Internal Control Over Financial Reporting

During the third quarter of 2007, we took steps to increase emphasis on review of accounting literature relating to non-recurring transactions, including; consulting with our independent registered public accounting firm, increasing the number of accounting professionals within the finance organization and increasing emphasis on continuing education for our accounting personnel.

Other than as previously noted, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in early 2008.

We intend to vigorously defend this action. As of September 30, 2007 and December 31, 2006, we had recorded a liability of $150,000 for management’s best estimate of the resolution of this matter. It is reasonably possible that the amount recorded will significantly increase or decrease within the next 12 months. However, the ultimate resolution of this matter can not be determined at this time.

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

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay Philip Gay	President and Chief Executive Officer (Principal Executive Officer)	November 9, 2007

/s/ Wayne Lipschitz Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	November 9, 2007