Form 10-K
period 2007-12-30
GRILL CONCEPTS INC
filed 2008-04-04
CIK 895041

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-23326

GRILL CONCEPTS, INC.

(Exact name of registrant specified in its charter)

Delaware	13-3319172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6300 Canoga Avenue, Suite 1700, Woodland Hills, CA 91367

(Address of principal executive offices)(Zip code)

Issuer’s telephone number, including area code: (818) 251-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which each is registered
Common Stock, $0.00004 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 29, 2007, the last day of the registrant’s most recently completed second fiscal quarter, was $46,916,548 (based on the closing sales price of the registrant’s common stock on that date).

The number of shares of the registrant’s common stock, $0.00004 par value, outstanding as of March 12, 2008 was 8,797,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Proxy Statement for its 2008 Annual Meeting are incorporated by reference into Part III of this Report.

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

At December 30, 2007, we owned and operated 19 restaurants (“Company Restaurants”), including 14 Daily Grill restaurants and five The Grill on the Alley restaurants, and managed or licensed nine additional Daily Grill restaurants. Of the Company Restaurants, 14 were solely owned and operated by us and five were operated by partnerships of which we are the majority partner and the general partner.

In 2001, we entered into a strategic alliance with Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) to jointly develop restaurant properties in Starwood hotels. Management believes that the opening of restaurants in hotel properties in strategic markets will help further establish brand name recognition for the opening of additional restaurants in those markets. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity called Eaterna, LLC in which Starwood holds a non-controlling interest.

Recent Developments

During 2007, we continued to pursue a strategic growth plan whereby we plan to open, and/or convert, and operate, and/or manage, Daily Grill and Grill on the Alley restaurants in hotel properties, and non-hotel based restaurants, in strategic markets throughout the United States. During 2007, we continued efforts to expand the pace of our restaurant openings.

In order to provide financing to support the planned accelerated pace of restaurant openings, in March 2006, we entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time our previous line of credit was terminated. The credit agreement provided for a revolving term loan of the lesser of (a) $8.0 million, or (b) 2.25 times our trailing 12 month EBITDA. In December 2006, the credit agreement was amended to increase the available credit thereunder from $8.0 million to $12.0 million. In March 2008, the credit agreement was amended a second time to increase the allowable annual threshold for capital expenditures.

During 2007, we opened four restaurants, a 100% owned Daily Grill which opened in July 2007 in Austin, Texas; a 100% owned Daily Grill which opened in November 2007 in Fresno, California and two managed hotel based Daily Grills which opened in Memphis, Tennessee and Seattle, Washington during April 2007 and June 2007, respectively.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in the summer of 2009.

In April 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant located the in the City North development in Phoenix, Arizona. The restaurant is currently scheduled to open during the summer of 2009.

In April 2007, we signed a management agreement for a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in the summer of 2008. The initial term of the management agreement is 10 years and has a minimum guaranteed annual management fee of $200,000.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our consolidated balance sheets or statements of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in the spring of 2008.

In August 2007, we signed a lease to open a wholly owned Grill on the Alley restaurant at The Promenade at Westlake in Thousand Oaks, California. The restaurant is currently scheduled to open in late 2008.

In December 2007, we signed a lease to open a new quick-service restaurant concept called “In Short Order - Daily Grill” in the Sheraton Hotel in Seattle, Washington, which opened for business on February 14, 2008.

In December 2007, we signed a lease to open a Daily Grill at The Towne Center in Annapolis, Maryland. The restaurant is currently scheduled to open in the summer of 2009.

In December 2007, we signed a lease to open a wholly owned Daily Grill in the Westin Hotel near the Los Angeles International Airport (“LAX”). The restaurant is currently scheduled to open in late 2008.

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008.

Restaurant Data

The following table sets forth unaudited restaurant count information for all restaurants and concepts.

	2007	2006
Number of restaurants:
Daily Grill restaurants:
Company Restaurants:
Beginning of year	12	12
Restaurant opening	2	—

End of year	14	12

Managed or Licensed Restaurants:
Beginning of year	8	8
Restaurant openings	2	—
Restaurant closings	1	—

End of year	9	8

Total Daily Grill restaurants:
Beginning of year	20	20
Restaurant openings	4	—
Restaurants closings	1	—

End of year	23	20

Grill on the Alley restaurants:
Company Restaurants:
Beginning of year	5	4
Restaurant openings	—	1

End of year	5	5

Total restaurants:
Beginning of year	25	24
Restaurant openings	4	1
Restaurants closings	1	—

End of year	28	25

The following table sets forth unaudited weekly sales per restaurant, comparable restaurant sales information for restaurants open at least 18 months in both periods, and total consolidated sales information during 2007 and 2006 by restaurant concept for Company Restaurants (as fiscal year 2006 consisted of 53 weeks, the results of this extra week are also shown):

	2007 (52 weeks)	2006 (52 weeks)	2006 (53 weeks)
Weighted-average weekly sales per Company Restaurant:
Daily Grill	$66,022	$63,731	$63,647
Grill on the Alley	$100,113	$92,124	$92,180
Change in comparable Company Restaurant sales:
Daily Grill	4.7%	5.5%	7.5%
Grill on the Alley	11.7%	12.3%	14.7%
Total comparable sales	7.4%	7.9%	10.1%
Total consolidated sales: (in thousands)
Daily Grill	$41,990	$39,768	$40,479
Grill on the Alley	26,029	21,680	22,171

Total consolidated sales	$68,019	$61,448	$62,650

We earn management and license fee revenue based on a percentage of net sales at restaurants under management and licensing arrangements. Our management and license fee revenue typically is earned at a rate of five to eight percent of reported net sales at these restaurants. In addition to the base fee we also earn incentive fees based on net income that is reported as management and license fees revenue. The net sales of managed and licensed restaurants are not included in our consolidated statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Net sales at non-Company owned restaurants operated under management or license agreements were as follows:

(in thousands)	2007	2006
Net sales
Managed Daily Grill restaurants	$27,656	$21,768
Licensed Daily Grill restaurants	6,682	7,346

	$34,338	$29,114

Management and license fees	$2,444	$2,054

Percent of net sales	7.1%	7.1%

Restaurant Concepts

Daily Grill Restaurants

Background. At December 30, 2007, we, through our subsidiaries, owned and operated, managed or licensed 23 Daily Grill restaurants in California; the Washington, D.C. metropolitan region; Houston and Austin Texas; Seattle, Washington; Memphis, Tennessee; and Portland, Oregon. Daily Grill restaurants are patterned after “The Grill on the Alley” in Beverly Hills. See “The Grill on the Alley.” After successfully operating The Grill on the Alley for a number of years, in 1988, our founders decided to expand on that theme by opening the first Daily Grill restaurant. Daily Grill, in an effort to offer the same qualities that made The Grill on the Alley successful, but at more value oriented prices, adopted six operating principles that characterize each Daily Grill restaurant: high quality food, excellent service, good value, consistency, appealing atmosphere and cleanliness. Those principles were emphasized in an effort to create a loyal patron who will be a “regular” at our restaurants.

Restaurant Sites. Current and planned Daily Grill restaurants can be characterized as either owned, in part or in whole, managed or licensed and as either hotel based or based in shopping malls and other commercial and retail properties.

Daily Grill locations operated at December 30, 2007 were opened in the following months and years, are owned, managed or licensed as indicated and, where indicated, are located in the referenced hotels:

Location	Opened	Ownership Interest, Licensed or Managed
Brentwood, California	September 1988	100%
Newport Beach, California	April 1991	100%
Studio City, California	August 1993	100%
Palm Desert, California	January 1994	100%
Irvine, California	September 1996	100%
Los Angeles International Airport, California	January 1997	Licensed
Washington, D.C.	March 1997	100%
Tysons Corner, Virginia	October 1998	100%
Burbank, California (Marriott Hotel)	January 1999	Managed
Washington, D.C. (Georgetown Inn)	April 1999	Managed
Universal CityWalk, California	May 1999	50%
San Francisco, California (Handlery Union Square Hotel)	February 2002	Managed
Houston, Texas (Westin Galleria)	July 2002	Managed
El Segundo (South Bay), California	January 2003	50.1%
Portland, Oregon (Portland Westin)	September 2003	Managed
Bethesda, Maryland (Hyatt Hotel)	January 2004	100%
Long Beach, California (Hilton Hotel)	November 2004	Managed
Santa Monica, California	March 2005	100%
Downtown Los Angeles, California	May 2005	100%
Memphis, Tennessee (Westin Hotel)	April 2007	Managed
Seattle, Washington (Sheraton Hotel)	June 2007	Managed
Austin, Texas	July 2007	100%
Fresno, California	November 2007	100%

Existing non-hotel based Daily Grill restaurants range in size from 3,500 to 7,600 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 300 persons. Our costs for existing non-hotel based restaurants, including leasehold improvements; furniture, fixtures and equipment; and pre-opening costs, have averaged $375 per foot, less tenant improvement allowances.

Existing hotel based Daily Grill restaurants range in size from 3,600 to 8,000 square feet of which approximately 30% is devoted to kitchen and service areas and seat between 140 and 270 persons. Management anticipates that additional hotel based Daily Grill restaurants will require minimal capital investment on our part. However, each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Our portion of opening costs of existing hotel restaurants, including leasehold improvements; furniture, fixtures and equipment; and pre-opening costs, have ranged from $0 to $513,000 per restaurant.

At December 30, 2007, we had entered into leases or management agreements covering the following Daily Grill restaurants scheduled to open during 2008 and 2009:

Location	Scheduled Opening	Ownership Interest, Licensed or Managed
Boston, Massachusetts	Spring 2008	100%
Tulsa, Oklahoma (Crowne Plaza Hotel)	Summer 2008	Managed
Los Angeles International Airport, California (Westin Hotel)	Late 2008	100%
Dallas, Texas	Summer 2009	100%
Phoenix, Arizona	Summer 2009	100%
Annapolis, Maryland	Summer 2009	100%

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

Entrees range in price, subject to regional differences, from $9.95 for a hamburger to $30.50 for a char-broiled filet steak with all the trimmings. The average lunch check is about $18 per person and the average dinner check is about $30 per person, including beverage. Daily Grill restaurants also offer a children’s menu with reduced portions of selected items at reduced prices. All of the existing Daily Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 30, 2007, food and non-alcoholic beverage sales constituted approximately 82% of the total restaurant revenues for the Daily Grill restaurants, with alcoholic beverages accounting for the remaining 18%.

Atmosphere and Service. Most Daily Grill restaurants are open for lunch and dinner seven days a week and for Sunday brunch. Several are open for breakfast as well, especially in hotel locations. Each Daily Grill location is designed to provide the sense and feel of comfort. In the tradition of an old-time American-style grill, the setting is very open with a mix of booths and tables. Several of the restaurants have counters where singles can feel comfortable. A number of the Daily Grill restaurants have private dining rooms for banquets or additional seating. Each restaurant emphasizes the quality and freshness of Daily Grill food dishes in addition to the cleanliness of operations. The dining area is well-lit and is characterized by a “high energy level”. Reservations are accepted but not required.

The Grill on the Alley Restaurants

Background. At December 30, 2007, we, through our subsidiaries, owned and operated five The Grill on the Alley restaurants (“Grill”).

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

Restaurant Sites. At December 30, 2007, we owned and operated five Grill restaurants, including two hotel-based restaurants.

Grill locations operated at December 30, 2007 were opened in the following months and years, are owned as indicated and, where indicated, located in the referenced hotels:

Location	Opened	Ownership Interest
Beverly Hills, California	January 1984	100%
San Jose, California (Fairmont Hotel)	May 1998	50.05%
Chicago, Illinois (Westin Hotel)	June 2000	60%
Hollywood, California	November 2001	51%
Dallas, Texas	July 2006	100%

Existing non-hotel based Grill restaurants range in size from approximately 4,200 to 8,100 square feet of which approximately 35% is devoted to kitchen and service areas and seat 120 to 260 guests.

Existing hotel based Grill restaurants range in size from approximately 6,500 to 9,250 square feet of which approximately 35% to 40% is devoted to kitchen and service areas and seat 280 to 300 guests.

Because of the unique nature of Grill restaurants, the size, seating capacity and opening costs of future sites will be unique to each location. Each hotel restaurant arrangement will be negotiated separately and our capital investment may vary widely. Total project costs of the existing hotel based restaurants, including leasehold improvement; furniture, fixtures and equipment; and pre-opening costs, have ranged from $2.1 million to $3.3 million.

At March 31, 2008, we had entered into leases covering the following Grill restaurants scheduled to open during 2008:

Location	Scheduled Opening	Ownership Interest
Thousand Oaks (Westlake Village), California	Late 2008	100%
Aventura, Florida	Late 2008	100%

Menu and Food Preparation. Each Grill restaurant offers a similar extensive menu featuring over 100 items. The menu was designed to be reminiscent of the selection available at fine American-style grill restaurants of the 1930’s and 1940’s, featuring prime steaks, fresh seafood from all over the world, freshly prepared salads and vegetables served in generous portions.

Entrees range in price from $12.95 for a cheeseburger to $34.50 for jumbo lump crab cakes. The average lunch check is about $26 per person and the average dinner check is about $56 per person, including beverage. All of the existing Grill restaurants offer a full range of beverages, including beer, wine and full bar service. During the year ended December 30, 2007, food and non-alcoholic beverage sales constituted approximately 72% of the total restaurant revenues for Grill restaurants, with alcoholic beverages accounting for the remaining 28%.

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

In Short Order - Daily Grill Quick Service Restaurants

Background. In February 2008, we opened a new quick service concept restaurant called In Short Order – Daily Grill (“In Short Order”). The concept was developed during 2007. The first location is a 100% company owned restaurant located in the lobby of the Sheraton Hotel in Seattle, Washington. This concept is in a test stage and future openings of “In Short Order” will be evaluated based on the results of the initial restaurant.

Restaurant Sites. Potential locations for this concept are expected to be in hotels, malls and office buildings.

Menu and Food Preparation. The prototype restaurant has a menu featuring about 70 items. The menu was designed for patrons “on the go”. The menu includes soups, salads, and sandwiches similar to those served in the Daily Grill restaurants, as well as, pastries, beverages, and custom coffee based drinks. This first location is in a hotel where we operate a managed Daily Grill restaurant which prepares and sells the soups, salads and sandwiches to the In Short Order.

Atmosphere and Service. The In Short Order restaurant is open from early morning to late afternoon and caters mainly to hotel patrons seeking a quick breakfast, lunch and snacks in a “grab and go” format. The restaurant doesn’t have a full kitchen (which others in the future may have), is located in 400 square feet and provides counter service with limited seating and tables available in the adjacent lobby of the hotel.

Operating Principles

All of our team members are trained to treat each person who visits our restaurants as a “guest” and not merely a customer. Each server is responsible for assuring that his or her guest is satisfied. In keeping with the traditions of the past, each team member is taught that at our restaurants “the guest is always right.” Our policy is to accommodate all reasonable guest requests, ranging from substitutions of menu items to take-out orders.

In order to assure that our philosophy of guest service is adhered to, all team members from the kitchen staff to the serving staff undergo extensive training, making each team member knowledgeable not only in our procedures and policies but in every aspect of operations. Our policy of promoting from within and providing access to senior management for all team members has produced a work force which works in a cooperative team approach and has resulted in a team member turnover rate of about 70% per year for all hourly team members, considerably below the industry average which management believes to be approximately 105%. The turnover rate for management team members is 15% per year which is also lower than the industry standard of 23%.

We believe that the familiarity and feeling of comfort, which accompanies dining in a familiar setting, with familiar food and quality service by familiar servers, produces satisfied customers who become “regulars.” Management believes that at the restaurants which have been open for over 18 months repeat business is significantly greater than the industry average, with many guests becoming “regulars” in the tradition of the neighborhood restaurant.

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

Each Daily Grill restaurant has up to six cooks and each Grill restaurant has up to seven cooks on duty during regular lunch and dinner hours to provide prompt, specialized service. Restaurant staff members utilize a “point-of-sale” computer system to monitor the movement of food items to assure prompt and proper service of guests and for fiscal control purposes.

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

Each Daily Grill and Grill restaurant, including free standing, non-hotel and hotel-based restaurants, is managed by one general manager and up to four managers or assistant managers. Each restaurant also has one head chef and one or two sous chefs, depending on volume. On average, general managers have approximately five years experience in the restaurant industry and three years with us. The general manager has primary responsibility for the operation of the restaurant and reports directly to an Area Director who in turn reports to our Senior Vice President of Operations. In addition to ensuring that food is prepared properly, the head chef is responsible for product quality, food costs and kitchen labor costs. Each restaurant has approximately 75 team members.

We maintain financial and accounting controls for each Daily Grill and Grill restaurant through the use of a “point-of-sale” computer system integrated with centralized accounting and management information systems. Inventory, expenses, labor costs, and cash are carefully monitored with appropriate control systems. Revenue and cost reports, including food and labor costs, are produced every night reflecting that day’s business. The restaurant general manager, as well as home office management, receives these daily reports to ensure that problems can be identified and resolved in a timely manner. All team members receive appropriate training relating to revenue, cost and cash control. Financial management and accounting policies and procedures are developed and maintained by our Director of Finance, Corporate Controller, Vice President of Information Systems, and Chief Financial Officer.

All managers participate in a comprehensive eight-week training program during which they are prepared for overall management of the dining room. The program includes topics such as food quality and preparation, guest service, food and beverage service, safety policies and team member relations. In addition, we have developed training courses for assistant managers and chefs. We typically have a number of team members involved in management training, so as to provide qualified management personnel for new restaurants. Our senior management meets regularly with each restaurant management team to discuss business issues, new ideas and revisit the manager’s manual. Overall performance at each location is also monitored with shoppers’ reports, guest comment cards and third party quality control reviews.

Servers at each restaurant participate in approximately eight days of training during which the team member works under close supervision, experiencing all aspects of the operations both in the kitchen and in the dining room. The extensive training is designed to improve quality and guest satisfaction. Certified trainers are given responsibility for training new team members and are rewarded with additional hourly pay plus other incentives. Management believes that such practice fosters a cooperative team approach that contributes to a lower turnover rate among team members. Representatives of home office management regularly visit the restaurants to ensure that our philosophy, strategy and standards of quality are being adhered to in all aspects of restaurant operations.

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

Advertising and Marketing

Our marketing philosophy is to provide our guests with an exceptional and enjoyable dining experience that creates loyalty and frequent visits. Our marketing and promotional efforts have been fueled historically by our quality reputation, word of mouth, and positive local reviews. The Daily Grill and the Grill on the Alley concepts have been featured in articles and reviews in numerous local as well as national publications. We supplement our reputation with a program of marketing and public relations activities designed to keep the Daily Grill and Grill names before the public. Such activities include media advertising, direct mail promotions, a birthday club, e-mail marketing, as well as holiday and special interest events. We also support and participate in local charity campaigns. These, and other, activities are managed by a full time Vice President of Marketing. A toll free phone-in guest survey and an on-line Web based survey are utilized to gather guest feelings on their dining experience. During 2007, expenditures for advertising and promotion were approximately 1.3% of total consolidated sales revenues.

Restaurant Management and Licensing Agreements

In addition to owning and operating Daily Grills and Grills, we, at December 30, 2007, provided contract management services for eight hotel based Daily Grill restaurants and had granted a license to operate a Daily Grill restaurant inside international terminal of the Los Angeles International Airport (LAX).

Under the terms of our management agreements, we are responsible for all aspects of the restaurant’s operation for which we earn a fee. Restaurant management services include overseeing the design, development, construction, equipping, furnishing and operation of the restaurant. Once the restaurant is open to the public, the manager is responsible for rendering and performing all services in connection with the operation of the restaurant. Those services include employing, training and supervising personnel, and purchasing and maintaining adequate inventory, etc. We are liable for all debts and obligations that we incur on behalf of the managed outlets including payroll and related costs of the restaurant staff who are our team members. All such costs are included as Reimbursed Costs in our consolidated statements of operations and we also record revenue for those costs that are reimbursed by the managed restaurants as Cost Reimbursements. We have no ownership in restaurants operated under management agreements.

Each management agreement is individually negotiated and may include an investment on our part, a management fee and a profit sharing interest. For restaurants under management at December 30, 2007, we had made investments ranging from $0 to $500,000, are entitled to management fees ranging from 5% to 8.5% of net revenues and entitled to 25% to 40% of annual restaurant operating profits.

Under restaurant licensing agreements, we earn a licensing fee in exchange for use of our brand, as well as, the proprietary menu. Under the terms of our license agreements, licensees are generally responsible for all costs of construction and operation of the licensed restaurant and we receive license fees from 2.5% to 4% of restaurant revenues subject to varying sales thresholds or minimum license fees negotiated with respect to each licensed restaurant.

Hotel Property Agreement

In June 2007, we paid $2.8 million as full and final payment to Hotel Restaurant Properties, Inc. and certain related parties (collectively “HRP” or the “Sellers”) pursuant to the terms of the agreement for purchase and sale of assets (the “HRP Purchase Agreement”), effective June 30, 2006, pursuant to which we purchased certain rights and interests relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an August 1998 agreement, as amended, with HRP.

HRP is affiliated with a former director and former preferred stockholder of our Company.

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

We recorded the HRP Purchase Agreement transaction as a Contract Termination Cost in our consolidated statements of operations during 2006.

Business Expansion

Our current expansion plans focus on the addition of both Daily Grill and Grill restaurants.

Management continually reviews possible expansion into new markets and within existing markets. Such reviews entail careful analysis of potential locations to ensure that the demographic make-up and general setting of new restaurants are consistent with the patterns that have proven successful at the existing Daily Grills and Grills. While the general appearance and operations of future Daily Grills and Grill restaurants are expected to conform generally to those of existing facilities, we intend to monitor the results of any modifications to our existing restaurants and to incorporate any successful modifications into future restaurants. All future restaurants are expected to feature full bar service.

Our future expansion efforts are expected to concentrate on expansion into new and existing markets through a combination of Company owned restaurants and managed hotel based restaurants. We expect to establish name recognition and market presence through the opening of Daily Grill and Grill restaurants in fine hotel properties in strategic markets throughout the United States. Upon establishing name recognition and a presence in a market, we intend to construct and operate clusters of restaurants within those markets. Management intends to limit the construction, ownership and operation of Grill restaurants to one or two restaurant per market while constructing multiple Daily Grill restaurants within each market. The exact number of Daily Grill restaurants to be constructed within any market will vary depending upon population, demographics and other factors.

Our primary operating markets during 2007 were restaurants in California, principally the greater-Los Angeles market, metropolitan Washington, D.C. and Texas. During 2007, we opened four Daily Grill restaurants consisting of one each in Memphis, Tennessee in April 2007; Seattle, Washington in June 2007; Austin, Texas in July 2007; and Fresno, California in November 2007.

At March 31, 2008, we had announced the planned opening of eight 100% owned restaurants and one managed restaurant during 2008 and 2009, consisting of a Daily Grill restaurant in Boston, Massachusetts scheduled to open in spring 2008, a Daily Grill restaurant in the Westin LAX, California scheduled to open in late 2008, a Grill on the Alley restaurant in Thousand Oaks (Westlake Village), California scheduled to open in late 2008, a Grill on the Alley restaurant in Aventura, Florida scheduled to open in late 2008, a Daily Grill restaurant in Dallas, Texas scheduled to open in summer 2009, a Daily Grill restaurant in Phoenix, Arizona scheduled to open in summer 2009, and a Daily Grill restaurant in Annapolis, Maryland scheduled to open in summer 2009, as well as, an “In Short Order” restaurant which opened in Seattle, Washington on February 14, 2008. A managed Daily Grill restaurant in Tulsa, Okalahoma is scheduled to open in summer 2008. Management is continuously involved in evaluation of potential sites for both hotel based and non-hotel based restaurant in existing markets and in other major metropolitan areas.

Management anticipates that the cost to open additional Daily Grill and Grill restaurants will average $425 to $475 per square foot, less tenant improvement allowances, with each restaurant expected to be approximately 6,500 to 7,500 square feet in size. Actual costs may vary significantly depending upon the tenant improvements, market conditions, rental rates, labor costs and other economic factors prevailing in each market in which we pursue expansion.

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

Under the Development Agreement, either we, or Starwood, may propose to develop a Daily Grill, Grill or City Bar and Grill restaurant in a Starwood hotel property. If the parties agree in principle to the development of a restaurant, the parties will attempt to negotiate either a management agreement or a license agreement with respect to the operation of the restaurant.

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

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005. As of April 1, 2008, there will be only four restaurants open under the terms of the Development Agreement

The warrants will have an exercise price equal to (1) if the fair market value of the common stock as of the date of issuance of the warrants (the “Threshold Date Value”) is greater than the fair market value of the common stock as of the date of the original Development Agreement (the “Closing Date Value”), the greater of (a) 75% of the Threshold Date Value, or (b) the Closing Date Value, or (2) if the Threshold Date Value of the common stock is less than the Closing Date Value, the Threshold Date Value.

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

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,333 shares of our common stock, we shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

At December 30, 2007, we operated four restaurants under the terms of the Development Agreement. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity, called Eaturna, LLC, in which Starwood holds a non-controlling interest.

Competition

The Daily Grill restaurants compete within the full-service upscale casual dining segment. Daily Grill competitors include national and regional chains, such as Cheesecake Factory, PF Chang’s and Houston’s, as well as local owner-operated restaurants. Grill restaurants compete within the fine dining segment. Grill competitors include a limited number of national and regional fine dining chains, such as Capital Grille, Morton’s, Ruth’s Chris Steak House, Fleming’s Steak House and Del Frisco’s, as well as selected local owner-operated fine dining establishments. Competition for our hotel-based restaurants is primarily limited to restaurants within the immediate proximity of the hotels.

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

Team Members

We, and our subsidiaries, employ approximately 2,100 team members, of which about 40 are home office personnel and about 170 are restaurant managers, assistant managers and chefs. The remaining team members are restaurant personnel. Of our team members, approximately 70% are full-time team members, with the remainder being part-time team members.

Management believes that its team member relations are good at the present time. An anonymous team member survey is taken each year and the results are disseminated to keep home office and restaurant management aware of the level of team member satisfaction.

With the exception of the Chicago Grill on the Alley, none of our team members are represented by labor unions or are subject to collective bargaining or other similar agreements. The union contract in Chicago was extended in July 2006 for an additional three-year term expiring on August 31, 2008. The union contract extension was effective retroactive to September 1, 2005. Management believes that its team member relations at this union location are good at the present time.

Trademarks and Service Marks

We regard our trademarks and service marks as having significant value and as being important to our marketing efforts. We have registered our “Daily Grill” mark and “The Grill on the Alley” and “Think Daily” marks and logos as well as other marks with the United States Patent and Trademark Office as service marks for restaurant service. Our “The Grill on the Alley” mark and logo is also registered in California. We are in process of securing trademark rights to our “Daily Grill” and “The Grill on the Alley” marks in various other countries. Our policy is to pursue registration of our marks and to oppose and defend strenuously any infringement.

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

Alcoholic beverage control regulations require each of our restaurants to apply to a state authority and, in certain locations, county and municipal authorities for a license or permit to sell alcoholic beverages on the premises. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operation of our restaurants, including minimum age of patrons and team members, hours of operation, advertising, wholesale purchasing, inventory control, and handling, storage and dispensing of alcoholic beverages.

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

Various federal and state labor laws govern our relationship with our team members, including such matters as minimum wage requirements, overtime and other working conditions. Significant additional government-imposed increases in minimum wages, paid leaves of absence and mandated health benefits, or increased tax reporting requirements for team members who receive gratuities, could be detrimental to the economic viability of our restaurants. Management is not aware of any environmental regulations that have had a material effect on us to date.

Executive Officers

Our executive officers as of December 30, 2007, and their ages and positions as of that date, are as follows:

Name	Age	Position
Philip Gay	50	President and Chief Executive Officer
Michael Weinstock	65	Executive Vice President and Co-Chairman of the Board
John Sola	54	Senior Vice President—Culinary
Louie Feinstein	54	Senior Vice President—Operations
Wayne Lipschitz	42	Vice President—Finance and Chief Financial Officer

PHILIP GAY has served as our President and Chief Executive Officer since July 2006. From July 2004 to June 2006, Mr. Gay served as Executive Vice President and Chief Financial Officer. From March 2000 until he joined Grill Concepts in July 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy. Previously he held various Chief Operating Officer and Chief Executive Officer positions with Diversified Food Groups (1996 to 2000), and served as Chief Financial Officer and Interim Chief Executive Officer for Wolfgang Puck Food Company (1994 to 1996), Chief Financial Officer for California Pizza Kitchen (1987 to 1994), and Chief Executive Officer for Color Me Mine. Mr. Gay sits on the board of the California Restaurant Association and is a director of Motor Car Parts of America, a publicly traded company that remanufactures starters and alternators. He is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics.

MICHAEL WEINSTOCK has served as our Executive Vice President and a director since 1995 and as Chairman and Co-Chairman of the Board since 2000. From 1995 to 2000, Mr. Weinstock served as Vice-Chairman of the Board. Mr. Weinstock was a co-founder and served as Chairman of the Board, Vice President and a director of our predecessor company from 1988 until 1995. Mr. Weinstock co-founded The Grill on the Alley restaurant in Beverly Hills in 1984. Mr. Weinstock previously served as President, Chief Executive Officer and a director of Morse Security Group, Inc., a security systems manufacturer.

JOHN SOLA has served as our Senior Vice President—Culinary since July 2003. Previously, Mr. Sola served as Vice President—Operations and Development from 2001 to 2003, Vice President—Executive Chef from 1995 to 2001 and Executive Chef from 1988 until 1995. Mr. Sola oversees all kitchen operations, including personnel, food preparation and food costs, as well as monitoring and maintaining the overall performance of the kitchens and establishing procedures and policies in connection with the opening of new Daily Grill and Grill restaurants. Mr. Sola co-created the Daily Grill menu. Previously, Mr. Sola served as opening chef at The Grill on the Alley from inception in 1984 to 1988.

LOUIE FEINSTEIN has served as Senior Vice President-Operations since July 2007. Previously, Mr. Feinstein served as Vice President-Operations from 2003 to 2007, Director of Operations from 2002 to 2003, Area Director from 1999 to 2002, and General Manager of various Daily Grill locations from 1992 to 1999. Previously, Mr. Feinstein served as President of California Saloons, where he owned and operated PJ Mulligans, a Bar & Grill.

WAYNE LIPSCHITZ has served as our Vice President and Chief Financial Officer since July 2006. From March 2004 until he joined us in July 2006, Mr. Lipschitz served as Corporate Controller for the San Manual Band of Mission Indians, where he oversaw the Tribe’s financial and economic development areas, which included a casino, restaurants, hotels and a water bottling plant. Mr. Lipschitz was also a Board Member of the Tribe’s Twin Palms Restaurant in Pasadena, California. Mr. Lipschitz previously served as Chief Financial Officer of International Coffee & Tea (the owner and operator of the Coffee Bean and Tea Leaf retail stores), Corporate Controller of The Cheesecake Factory and Controller of the Wolfgang Puck Food Company. Mr. Lipschitz sits on the board of the LA Chapter of the California Restaurant Association. He is also a Certified Public Accountant and a graduate of California State University, Northridge.

There are no family relationships among the executive officers and directors. Except as otherwise provided in employment agreements, each of the executive officers serves at the discretion of the Board of Directors.

ITEM 1A.	RISK FACTORS

The following are certain risk factors that could affect our business, financial results and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in forward-looking statements. Before you buy securities of our company, you should know that making such an investment involves some risks, including the risks described below. The risks that we have highlighted here are not the only ones that we face. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our securities could decline, and you may lose all or part of your investment.

Our future growth and expansion are dependent upon our ability to open additional restaurants and operate new restaurants profitably.

Future growth in sales and profits will depend to a substantial extent on our ability to increase the number of restaurants we operate, manage or license. Our ability to open additional restaurants will depend upon a number of factors, including the availability of suitable locations, our ability to negotiate leases on acceptable terms, the securing of required governmental permits and approvals, the hiring and training of skilled restaurant management and hourly team members, the availability of financing on acceptable terms (if at all), general economic conditions and other factors, many of which are beyond our control. Due to the highly customized nature of our restaurant concept and the complex design, construction, and pre-opening processes for each new location, the lease negotiation and restaurant development timeframes vary from location to location and can be subject to unforeseen delays. There can be no assurance that we will be able to open new restaurants or that, if opened, those restaurants will be operated profitably.

Our ability to accelerate the pace of our restaurant openings is dependent upon the availability of adequate financing sources on acceptable terms.

A principal growth strategy adopted following the elevation of our current chief executive officer in 2006 was acceleration of our pace of restaurant openings. Our efforts to accelerate the pace at which we open restaurants are subject to our ability to finance such restaurant openings. We established a new credit facility during the first quarter of 2006 to provide additional availability of financing for restaurant openings, among other purposes, and enlarged that financing facility in December 2006. Additionally, during 2007, we raised approximately $13.1 million from a placement of common stock, to fund restaurant openings, among other purposes. While that credit facility and funds from our 2007 placement, combined with our projected operating cash flows, is expected to support a more rapid expansion of our restaurant base, those sources may not be adequate to support the opening of all restaurants that we desire to open at a pace determined to be optimal by management. In the event current financing resources are inadequate to support all of the planned restaurant openings from time to time, we may be required to seek additional financing to support such expansion efforts. Such additional financing may take the form of new or expanded credit facilities or the sale of additional equity securities, among other forms. We presently have a commitment to provide equipment lease financing of up to $1.4 million for the build-out of new restaurant kitchens. Beyond this, we have no commitments to provide any additional financing should we determine that additional financing is required. In the event that management determines that additional financing is required to support restaurant expansion, there is no assurance that we will be able to secure such financing on acceptable terms, or at all. If we are unable to secure needed additional financing to support planned expansion, our expansion efforts may be curtailed and we may have to forego certain planned restaurant openings.

Our relative small size makes us vulnerable to risks associated with lack of diversification and risks associated with managing and supporting growing operations.

We operated 27 restaurants and licensed 1 additional restaurant at December 30, 2007. Due to this relatively small number of restaurants, poor operations at any one restaurant could materially affect our overall profitability. Even though our revenues have grown over the last decade, our current restaurant field supervision and home office support infrastructures remain relatively small. Accordingly, we remain vulnerable to a variety of business risks generally associated with smaller, growing companies. Any failure to continue to upgrade operating, financial, and restaurant support systems or unexpected difficulties encountered during expansion could adversely affect our business, financial condition, and results of operations. Although we believe that our systems and controls are adequate to address our current needs and we are in the process of upgrading certain of our operating and financial systems and processes, there can be no assurance that such upgraded systems and processes will be adequate to sustain future growth, and that further upgrades will not be necessary.

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

The success of our business is highly dependent upon the services of our senior executive team. In particular, we are dependent upon the continuing services of Philip Gay, our chief executive officer, and a small number of senior executives. Further, our success will be dependent upon our ability to attract and retain skilled management team members at all levels of operations. The loss of services of key personnel could have a material adverse effect upon our business.

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

Our business is subject to seasonal fluctuations. Historically, our highest sales and earnings have occurred in the fourth quarter of the fiscal year. As a result of seasonal fluctuations, results of operations for any single quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results have been, and in the future will continue to be, significantly impacted by the timing of new restaurant openings and their respective pre-opening costs.

Our California based restaurants have in the past been, and may in the future be, subject to temporary closure due to energy shortages or earthquakes.

More than half of our restaurants are located in California and, as such, are subject to certain operating conditions unique to California. Business operators in California have experienced high energy costs and consumption and constrained energy supplies that have periodically resulted in rolling blackouts in California, particularly during summer months. Earthquakes have periodically resulted in damage to our locations in California. We have experienced periodic temporary restaurant closures in the past as a result of such rolling blackouts and earthquake damage and may experience similar closures in the future. Any such closures will result in loss of revenues from the effected restaurants and potentially higher occupancy and operating costs.

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

Complex issues relating to the interpretation and application of various labor regulations may result in our incurring unforeseen costs and/or liabilities relating to compliance with such regulations. Many restaurant operators in California have been subject to litigation over recent years relating to non-compliance with California labor provisions mandating that team members be provided meal and break periods. A former team member has filed a class action lawsuit against us asserting violation of the applicable California regulations regarding meal and break periods. While we believe that all of our team members were provided with the opportunity to take all required meal and rest breaks, many restaurant operators in California have incurred substantial expenses in settling similar claims and we may incur substantial expenses in connection with defending or settling the pending litigation.

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

The team members of our Chicago restaurant are members of the Hotel Employees and Restaurant Employees Union, Local 1, AFL-CIO. As a result of our Chicago workforce being unionized, we experience higher labor costs in our Chicago operations, have less managerial control over our workforce and are subject to certain impediments, delays, costs and other potential risks not faced at our other restaurants. Additionally, our union contract expires in August 2008 and there is no assurance that we will be able extend that contract or enter into a new union contract on acceptable terms. Accordingly, we may experience unexpected losses or costs or labor disputes in our Chicago operations.

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

We are subject to the ongoing internal control provisions of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Those provisions provide for, among other things, the identification of material weaknesses in internal control that could indicate a lack of adequate controls to generate accurate financial statements. Though we routinely assess our internal controls, there can be no assurance that we will be able to timely remediate material weaknesses, if any, that may be identified in future periods, or maintain all of the controls necessary for continued compliance. There likewise can be no assurance that we will be able to retain sufficient skilled finance and accounting personnel, especially in light of the increased demand for such personnel among publicly traded companies. Because we are not an “accelerated filer”, as defined in the Securities Exchange Act of 1934, certain provisions of Section 404 relating to the provision of a report of management have not been applicable until the filing of this Form 10-K for fiscal year 2007 and provisions relating to the provision of an auditor’s report on a company’s internal controls over financial reporting will not be applicable until some time in the future. We have incurred substantial additional costs in order to prepare for our first required report under Section 404 and, based on the experiences of other issuers, we expect that we will incur increased recurring costs in the future in order to comply with the provisions of Section 404.

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

During 2006, we established a new and expanded credit facility to support our planned growth, among other reasons. Unless we secure additional equity financing or otherwise generate adequate operating cash flows, we anticipate that we will be required to draw upon our credit facility to pay for construction amounts beginning in the second quarter of 2008. In the event that we make any substantial borrowings under our credit facility, we may be required to devote substantial portions of our operating cash flow to service indebtedness incurred under such facility. The incurrence of such indebtedness could also result in reduced flexibility in operations and financing.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

With the exception of certain properties that may be operated pursuant to management arrangements or partnership or joint venture arrangements, all of our restaurants are located in space leased from unaffiliated third parties. The leases have initial terms ranging from 5 to 25 years, with varying renewal options on all but one of such leases. Most of the leases provide for a base rent plus payment of real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurant. See “Business.”

The Grill restaurant in San Jose is located in space leased from a hotel management company that may be deemed to be controlled by one of our former directors and a significant shareholder, Lewis Wolff.

Our home office is located in approximately 5,200 square feet of office space located in Los Angeles, California. Such space is leased from an unaffiliated party pursuant to a lease expiring in March 2008. We have entered into a new office lease and intend to relocate our offices in April 2008 to approximately 15,000 square feet of office space located in Woodland Hills, California. Such space will be leased from an unaffiliated third party pursuant to a lease expiring in April 2015.

Management believes that our new home office is adequate to support current and future operations. We intend to lease, from time to time, such additional office space and restaurant sites as management deems necessary to support our future growth plans.

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

In June 2004, a former hourly restaurant employee filed a class action lawsuit against us in the Superior Court of California of Orange County. We requested, and were granted, a motion to move the suit from Orange County to Los Angeles County. The lawsuit was then filed in the Superior Court of California of Los Angeles in December 2004. The plaintiffs alleged violations of California labor laws with respect to providing meal and rest breaks. The lawsuit seeks unspecified amounts of penalties and other monetary payments on behalf of the plaintiffs and other purported class members. We believe that all of our employees were provided with the opportunity to take all required meal and rest breaks.

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest breaks are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in the summer of 2008.

We intend to vigorously defend this action. As of December 30, 2007 and December 31, 2006, we had recorded a liability of $150,000, respectively. It is reasonably possible that the amount recorded will significantly increase within the next 12 months. However, the ultimate resolution of this matter cannot be determined at this time.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently traded on the NASDAQ Capital Market (“NASDAQ”) under the symbol “GRIL”.

The following table sets forth the high and low closing price per share for our common stock for each quarterly period during the last two fiscal years:

		High	Low
2007 —	First Quarter	8.97	3.00
	Second Quarter	9.10	6.57
	Third Quarter	7.21	5.43
	Fourth Quarter	6.82	3.88
2006 —	First Quarter	3.74	2.71
	Second Quarter	3.65	3.07
	Third Quarter	3.68	2.90
	Fourth Quarter	3.70	2.80

At March 12, 2008, the closing price of our Common Stock was $4.01.

As of March 12, 2008, there were approximately 437 holders of record of our Common Stock.

We have never declared or paid any cash dividend on our Common Stock and do not expect to declare or pay any such dividend in the foreseeable future.

Equity Compensation Plan Information

The following table provides information about securities authorized for issuance under our equity compensation plans as of December 30, 2007:

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders (1)	866,234	$3.84	284,091
Equity compensation plans not approved by Stockholders	—	—	—
TOTAL	866,234	$3.84	284,091

(1)	Consists of shares reserved under the Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan pursuant to which 487,500 shares were reserved and the Grill Concepts, Inc. 2006 Equity Incentive Plan pursuant to which 500,000 shares were reserved.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company’s actual results could differ materially from those set forth in the forward-looking statements. Certain factors that might cause such a difference are discussed in the section entitled “Risk Factors” beginning on page of 14 of this Form 10-K.

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

During the fiscal year ended December 30, 2007, we owned and operated, for the full fiscal year, 15 restaurants (10 Daily Grill and 5 Grill restaurants), including two Daily Grill and three Grill restaurants owned in partnership with third parties. During fiscal 2007, we also opened two owned Daily Grill restaurants, temporarily closed three Daily Grill restaurants for remodeling and purchased a minority interest in a Daily Grill converting the restaurant from a partnership owned restaurant to a company-owned restaurant.

Also during fiscal 2007, we managed or licensed, for the full fiscal year, six Daily Grill restaurants. During fiscal 2007, we opened two managed Daily Grill restaurants and closed a licensed Daily Grill restaurant.

During the fiscal year ended December 31, 2006, we owned and operated, for the full fiscal year, 16 restaurants (12 Daily Grill and four Grill restaurants), including three Daily Grill and three Grill restaurants owned in partnership with third parties. During fiscal 2006, we also operated one fully owned Grill restaurant that opened in July.

Also during fiscal 2006, we managed or licensed, for the full fiscal year, six Daily Grill restaurants.

Sales revenues are derived from sales of food, beer, wine, liquor and non-alcoholic beverages. Approximately 78% of combined 2007 sales were food and non-alcoholic beverages and 22% were alcoholic beverages. Sales revenues from restaurant operations are primarily influenced by the number of restaurants in operation at any time, the timing of the opening of such restaurants and the sales volumes of each restaurant.

Management and license fees revenues are derived from individually negotiated arrangements by which we manage restaurants on behalf of third parties or license to third parties the right to operate Daily Grill restaurants. Management and license fees are primarily influenced by the number of management and license arrangements in place, the negotiated management or license fee and the revenues of the managed or licensed restaurants. Management and license fees typically range from five to eight percent of net sales of the subject restaurants. Management and license fees revenues also include incentive fees we receive which are based on a percentage of net operating income.

Revenues derived from reimbursement of operating expenses of managed outlets relate to contractual undertakings relating to managed restaurants wherein we assume responsibility for some or all operating expenses of managed restaurants and the restaurant owner undertakes to reimburse all of those expenses. Pursuant to the guidance of EITF 01-14 and EITF 99-19, we are considered to be the primary obligor with respect to the reimbursed expenses and, as such, report the reimbursed expenses as revenues, “Cost Reimbursements”, with the expenses being reported as “Reimbursed Costs” under operating expenses.

Expenses are comprised primarily of cost of food and beverages; restaurant operating expenses, including payroll, rent and occupancy costs, and reimbursed costs. Our largest expenses are payroll and the cost of food and beverages, which is primarily a function of the price of the various ingredients utilized in preparing the menu items offered at our restaurants. Restaurant operating expenses consist primarily of wages paid to part-time and full-time team members, rent, utilities, insurance and taxes. Reimbursed costs are costs incurred on behalf of managed restaurants that are reimbursable by the managed restaurant. We typically analyze these costs as a percentage of restaurant sales, not total revenues.

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

Recent Developments

Restaurant Openings, Leasing and Management. During 2007, we continued to pursue a strategic growth plan whereby we plan to open, and/or convert, and operate, and/or manage, Daily Grill and Grill on the Alley restaurants in hotel properties, and non-hotel based restaurants, in strategic markets throughout the United States. During 2007, we continued efforts to expand the pace of our restaurant openings.

During 2007, we opened four restaurants, a 100% owned Daily Grill which opened in July 2007 in Austin, Texas, a 100% owned Daily Grill which opened in November 2007 in Fresno, California, and two managed hotel based Daily Grills which opened in Memphis, Tennessee, and Seattle, Washington during April 2007 and June 2007, respectively.

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in summer 2009.

In April 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in the City North Development in Phoenix, Arizona. The restaurant is currently scheduled to open during summer 2009.

In April 2007, we signed a management agreement for a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in the summer of 2008. The initial term of the management agreement is 10 years and has a minimum guaranteed annual management fee of $200,000.

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our consolidated balance sheets or statements of operations.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in spring 2008.

In August 2007, we signed a lease to open a wholly owned Grill on the Alley restaurant at The Promenade at Westlake in Thousand Oaks, California. The restaurant is currently scheduled to open in late 2008.

In December 2007, we signed a lease to open a new quick service restaurant concept called “In Short Order - Daily Grill” in the Sheraton Hotel in Seattle, Washington, which opened for business on February 14, 2008.

In December 2007, we signed a lease to open a Daily Grill at The Towne Center in Annapolis, Maryland. The restaurant is currently scheduled to open in summer 2009.

In December 2007, we signed a lease to open a wholly owned Daily Grill in the Westin Hotel near the Los Angeles International Airport. The restaurant is currently scheduled to open in late 2008.

In March 2008, we signed a lease to open a wholly owned Grill on the Alley restaurant in Aventura, Florida. The restaurant is currently scheduled to open in late 2008.

Purchase of Minority Interest in Downtown Daily Grill. During 2007, we entered into a purchase agreement with Downtown Grill Investors LLC (the “Investment Partner”) pursuant to which we acquired the 41.6% ownership interest held by the Investment Partner in 612 Flower Daily Grill, LLC, which owns and operates a Daily Grill restaurant in Downtown Los Angeles. The Investment Partner is owned by an investor group unaffiliated with the Company that provided initial capital to fund the opening of the restaurant. The primary purpose of the acquisition was to potentially increase our future consolidated earnings and cash flow and simplify our organizational structure.

We acquired the 41.6% ownership interest in 612 Flower Daily Grill, LLC in exchange for 245,455 shares of common stock and $32,000 in cash. The purchase price is computed as follows:

(in thousands)
Value of common stock exchanged for ownership interest *	$1,524
Cash consideration	32

Purchase price	$1,556

*	calculated as 245,455 common stock multiplied by $6.21 (average closing price for period of September 21, 2007 to October 5, 2007)

The purchase price has been allocated to the assets and acquired liabilities based on estimated fair values at the date of acquisition, which are comprised of working capital accounts and furniture, fixtures and equipment. The excess purchase price of approximately $515,000 over the estimated fair value of the net assets acquired was recorded as goodwill. We believe that the estimated future cash flows of the restaurant support the fair value of the goodwill recorded.

We hold 100% of the ownership interest of 612 Flower Daily Grill, LLC upon consummation of the acquisition. The operations of 612 Flower Daily Grill, LLC are consolidated in these financial statements. As of October 1, 2007, earnings and losses are no longer allocated to minority interest in this entity.

The common shares issued in exchange for the 41.6% minority interest were offered and sold in a privately negotiated transaction without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Under the terms of the purchase agreement, the Investment Partner and its members were granted piggyback registration rights with respect to the shares issued there under.

Common Stock Transactions, Conversion of Preferred Stock and Payment of Accumulated Dividends. During 2007, we issued 2,000,000 shares of common stock and warrants to purchase up to 735,000 shares of common stock as part of a private placement equity offering (“Equity Offering”) for aggregate gross proceeds of $14.1 million.

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

In connection with the 2007 private placement, we paid commissions to the placement agents totaling $0.8 million, or 6.5 % of gross funds received (excluding funds received from affiliates of existing shareholders), and issued placement agent warrants to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the private placement (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price $8.75 per share, subject to adjustment only upon certain corporate events, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications.

During 2007, we issued 245,455 shares of common stock as consideration for the purchase of the minority interest in the Downtown Daily Grill (see above).

During 2007, we issued 56,325 shares of common stock pursuant to the exercise of stock options for aggregate consideration of $131,000.

During 2007, we cancelled 9,496 shares of common stock that were previously exchanged as consideration for warrant exercises.

During 2007, we issued 95,184 shares of common stock on conversion of 500 outstanding shares of Series II, 10% Convertible Preferred Stock.

In conjunction with the conversion of the Series II, 10% Convertible Preferred Stock, in 2007, we paid accumulated dividends on the Series II, 10% Convertible Preferred Stock in the amount of $493,000 in cash. The payment of accumulated dividends is reflected in accumulated deficit on the consolidated balance sheet at December 30, 2007.

Credit Facility. In March 2006, we entered into a financing agreement with Diamond Creek Investment Partners, LLC, at which time our previous line of credit was terminated. The credit agreement provided for a revolving term loan to us of the lesser of (a) $8.0 million, or (b) 2.25 times trailing 12 month EBITDA. In December 2006, the credit agreement was amended to increase the credit available under the facility from $8.0 million to $12.0 million. In March 2008, the credit agreement was again amended to increase the allowable threshold for capital expenditures.

Income Taxes. During 2006, we determined, based on an analysis of our taxable income over the preceding three years and the projected taxable income for the next three years, that it is more likely than not that we will recover the majority of our existing net deferred tax asset. Accordingly, during 2006, most of the previously recorded valuation allowance with respect to our deferred tax asset was eliminated. As a result of the elimination of the valuation allowance, we realized a net tax benefit of $4.5 million during 2006. Our consolidated balance sheets reflected long-term deferred tax assets of $5.9 million and $5.4 million at December 30, 2007 and December 31, 2006, respectively.

We have a remaining valuation allowance of $1.3 million, consisting of $1.1 million for general business credits and $0.2 million for net operating losses (“NOL’s”) in a jurisdiction in which we are not currently conducting business. After further review of the deferred tax assets as of December 2007, management has concluded that with the exception of the general business tax credits and the state NOL’s it is more likely than not that the deferred tax assets will be realized. We will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Stock Based Compensation. Effective December 26, 2005, the first day of the Company’s 2006 fiscal year, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to , consultants and non-directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements as permitted by SFAS No. 123.

As a result of the adoption of SFAS No. 123R, we recorded compensation expense relating to stock option grants of $348,000 and $199,000 in fiscal years 2007 and 2006, respectively.

As of December 31, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $882,551, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

In March 2006, our board of directors adopted the Grill Concepts, Inc. 2006 Equity Incentive Plan (the “2006 Plan”). The shareholders approved the 2006 Plan in June 2006. Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. There were 203,209 and 183,250 options granted in 2007 and 2006, respectively. At December 30, 2007, there were 131,791 shares available for grant under the 2006 Plan and an additional 152,300 shares available for grant under predecessor plans.

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

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005. As of April 1, 2008, four restaurants were operated under the terms of the Development Agreement.

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

At December 30, 2007, we operated four restaurants under the terms of the Development Agreement. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity called Eaturna, LLC, in which Starwood holds a non-controlling interest.

Hotel Property Agreement. In June 2007, we paid $2.8 million as full and final payment to Hotel Restaurant Properties Inc. and certain related parties (collectively “HRP” or the “Sellers”) pursuant to the terms of the agreement for purchase and sale of assets (the “HRP Purchase Agreement”), effective June 30, 2006, pursuant to which we purchased certain rights and interests relating to the current and future operation of our restaurants in hotel properties pursuant to the terms of an August 1998 agreement, as amended, with HRP.

HRP is affiliated with a former director and former preferred stockholder of our company.

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

We recorded the HRP Purchase Agreement transaction as a contract termination cost in our consolidated statements of operations in 2006.

Results of Operations

The following table sets forth certain items as a percentage of total revenues from our Consolidated Statements of Operations during 2007 and 2006. As noted, we typically analyze our operating expenses as a percentage of sales revenues, not total revenues:

	Fiscal Year Ended December
	2007	2006
Revenues:
Sales	73.3%	77.6%
Cost reimbursements	24.0	19.9
Management and license fees	2.7	2.5

Total revenues	100.0	100.0
Operating Expenses:
Cost of sales	21.1	22.0
Restaurant operating	43.9	46.2
Reimbursed costs	24.0	19.9
General and administrative	8.2	7.6
Depreciation and amortization	2.8	2.9
Pre-opening costs	1.5	0.6
Contract termination cost	—	3.8

Total operating expenses	101.5	103.0

Operating Loss	(1.5)	(3.0)
Interest, net	(0.2)	(0.3)
Debt extinguishment costs	—	(0.3)

Loss before income tax and minority interest	(1.7)	(3.6)
Benefit for income taxes	.5	5.5
Minority interest in net profit of subsidiaries	(0.2)	(0.3)

Net income (loss)	(1.4)%	1.6%

Fiscal Year 2007 Compared to Fiscal Year 2006

Revenues. Total revenues consisted of sales revenues of $68.0 million, up 8.6% from $62.7 million in 2006, reimbursed management outlet expenses of $22.3 million, up 38.7% from 16.1 million in 2006, and management and license fees of $2.4 million, up 19.0% from 2.1 million in 2006.

—Sales Revenues. Excluding the $0.7 million impact of the 53rd week of operation in 2006, sales for Daily Grill restaurants increased by 5.5% from $39.8 million in 2006 to $42.0 million in 2007. The increase in sales revenues of $2.2 million for the Daily Grill restaurants from 2006 to 2007 was primarily attributable to opening of two Daily Grills during 2007 ($1.7 million) and an increase in same-store sales of 4.7% ($1.5 million) for restaurants open for 18 months in both 2007 and 2006 offset by a decrease in sales from three Daily Grills that were temporarily closed for remodeling ($1.0 million). Weighted average weekly sales at the Daily Grill restaurants increased 3.6% to $66,022 in 2007 from $63,731 in 2006. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2007 reflected menu price increases in November/December of 2006 and June/July of 2007. The increase in same-store sales was principally attributable to the menu price increases in addition to an increase in check averages.

Excluding the $0.5 million impact of the 53rd week of operations in 2006, sales for Grill restaurants increased by 27.2% from $21.7 million in 2006 to $26.0 million in 2007. The increase in sales revenues of $4.3 million for the Grill restaurants was primarily attributable to the opening of the Dallas Grill in July 2006 ($2.0 million) and an increase in same-store sales of 11.7% ($2.3 million) for restaurants open for 18 months in both 2007 and 2006. Weighted-average weekly sales at the Grill restaurants increased 8.7% from $92,124 in 2006 to $100,113 in 2007. The improvement in same-store sales was primarily attributable to menu price increases as well as increased guest counts.

Selected price increases may be implemented from time to time in the future, consistent with the casual dining industry and depending on how the economy fares. Future revenue growth is expected to be driven principally by a combination of expansion into new and existing markets and the opening of additional restaurants and establishment of market share in those new markets as well as increases in guest count at existing restaurants and selected price increases. When entering new markets where we have not yet established a market presence, sales levels may be initially lower than in existing markets where we have a concentration of restaurants and high customer awareness. Although our experience in developing markets indicates that the opening of multiple restaurants within a particular market results in increased market share, decreases in comparable restaurant sales could result.

—Cost Reimbursements Revenue. Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements was attributable to the opening of the Memphis and Seattle Daily Grills as well as increased sales at other managed restaurants

—Management and License Fee Revenues. Management and license fee revenues increased 19.0% ($0.4 million) from $2.1 million in 2006 to $2.4 million in 2007. The increase in management and license fee revenue is primarily attributable to increased revenues and resulting increases in management fees from restaurants under management during both years ($0.1 million) and the opening of two new managed locations ($0.3 million), partially offset by a minimal decrease in license fees attributable to the termination of a license to operate a Daily Grill in Skokie, Illinois.

Operating Expenses and Operating Results. Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expense, depreciation and amortization, and pre-opening costs, increased 13% to $94.2 million in 2007 from $83.2 million in 2006. The impact of the 53rd week of operations in 2006 on operating expenses was $1.0 million.

—Cost of Sales. Cost of sales consists of the cost of food and beverages sold, and where applicable, alcohol taxes. Cost of sales increased by 10.0% ($1.8 million) and as a percentage of sales revenues increased to 28.7% in 2007 compared to 28.4% in 2006. The increase in cost of sales was attributable to the opening of new restaurants and the increase in overall sales generally. The increase in cost of sales as a percentage of sales is primarily due to the normal inefficiencies of new restaurant openings as well as a full year of the Dallas Grill, which increases the blended cost of sales percentage. Cost of sales in 2006 included $0.3 million attributable to the 53rd week of operations.

—Restaurant Operating. Restaurant operating expenses consists of wages and benefits of restaurant personnel and all other operating expenses. The operating expenses include, but are not limited to, supplies, advertising, occupancy, maintenance and utilities. Restaurant operating expenses increased 9.0% from $37.3 million in 2006 to $40.7 million in 2007. As a percentage of sales revenues, restaurant operating expenses represented 59.5% in 2006 and 59.8% in 2007. Excluding the $0.6 million impact of the 53rd week of operations in 2006, the increase in restaurant operating expenses was primarily attributable to the opening of two restaurants in 2007 and one restaurant in 2006 ($1.7 million) and increases in payroll and related costs, occupancy costs and other fixed and variable costs at comparable restaurants ($1.1 million). For comparable restaurants, the operating expense as a percentage of sales revenues is 58.5% and 58.4% for 2007 and 2006, respectively.

—Reimbursed Costs. Reimbursed costs increased 38.7% from $16.1 million in 2006 to $22.3 million in 2007. These expenses represent the operating costs for which we are the primary obligor for the restaurants we do not consolidate. The increase is primarily due to the addition of two managed restaurants in 2007 ($4.9 million).

—General and Administrative. General and administrative expenses rose to $7.6 million in 2007 compared to $6.2 million in 2006. General and administrative expenses represented 8.2% of sales revenues in 2007 as compared to 7.6% of total revenues in 2006. The dollar increase was primarily the result of an increase in home office compensation costs ($0.3 million), increased professional services ($0.5 million), stock based compensation expense ($0.3 million), corporate advertising ($0.4 million), costs associated with the our initial year SOX implementation ($0.3 million), and office expenses ($0.1 million) offset by a decrease in bad debt provision of ($0.1 million) due to the subsequent collection of an amount previously included the bad debt reserve. The increase in home office compensation costs relates principally to the hiring of five additional staff to support new restaurant openings, restaurant operations, and financial and technology support services in addition to an overall cost of living increase.

—Depreciation and Amortization. Depreciation and amortization expense was $2.6 million during 2007 and $2.3 million in 2006. The increase was due primarily to the addition of two Daily Grills restaurants during 2007 and a Grill restaurant during 2006.

—Pre-opening Costs. Pre-opening costs totaled $1.4 million in 2007 as compared with $0.5 million in 2006. The 2007 pre-opening costs were primarily attributable the opening of the Austin Daily Grill ($0.5 million), the Fresno Daily Grill ($0.4 million) and pre-opening rent expense for the Austin Daily Grill ($0.1 million) and the Boston Daily Grill ($0.1 million). Pre-opening costs, including rents, also included the cost to remodel three restaurants ($0.3 million) during 2007. Pre-opening costs in 2006 were related to the construction of the Dallas Grill.

—Contract Termination Cost. We incurred a contract termination cost of $3.1 million for the year ended December 31, 2006, related to the purchase of certain contract rights from Hotel Restaurant Properties, Inc. and affiliates. No contract termination cost was incurred during the 2007.

Interest, Net. Interest expense, net, totaled $0.2 million during 2007 as compared to $0.3 million in 2006. The decrease in interest expense was primarily attributable to paying off all outstanding balances on our credit facility during the third quarter of 2007.

Debt Extinguishment Costs. We recorded debt extinguishment costs of $0.3 million in 2006. No similar costs were reported during 2007. The debt extinguishment costs relate to the retirement of the collateralized subordinated note payable and mandatorily redeemable capital obligations payable to the Michigan Avenue Group. A condition of the early debt retirement was payment of a $0.2 million penalty to be paid out in four annual installments of $50,000 each. Additionally, $69,000 of warrant costs and $10,000 of deferred loan costs associated with the debt were written off.

Benefit for Income Taxes. During 2007 and 2006, we reported a tax benefit of $0.5 million and $4.5 million, respectively. The 2006 tax benefit was primarily attributable to a reversal of a majority of our valuation allowance with respect to our deferred tax assets. The change in judgment during 2006 was based on our historical taxable income over the preceding three years, projected taxable income for the three subsequent years and the expected reversals of temporary differences. Based on the evidence considered, we believe that it is more likely than not that the amounts of deferred income tax assets recognized in the consolidated financial statements are realizable.

Minority Interest. We reported a minority interest in the profit of consolidated subsidiaries of $0.2 million during 2007 as compared to a minority interest of $0.3 million during 2006. The change in minority interest was primarily attributable to an increase in the net earnings of the Hollywood Grill offset by the affect of our purchase of the minority partner’s interest in the Downtown Daily Grill.

Net Income/Loss. We reported a net loss of $1.3 million in 2007 as compared to a net income of $1.3 million in 2006.

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity. At December 30, 2007, we had a working deficit of $1.0 million and a cash balance of $4.9 million as compared to a working capital deficit of $4.1 million and a cash balance of $3.0 million at December 31, 2006.

The increase in our cash position reflects the following cash flows:

(in thousands)	2007	2006
Net cash provided by operating activities	$(249)	$3,738
Net cash used in investing activities	(9,587)	(4,183)
Net cash provided by financing activities	11,674	333

Net increase (decrease) in cash	$1,838	$(112)

Included in cash flows from operating activities were tenant improvement allowances of $0.7 million in 2007, and $1.8 million in 2006.

Included in cash flows from investing activities were capital expenditures of $9.7 million primarily related to the construction of the Austin Daily Grill ($3.0 million), construction of the Boston Daily Grill ($0.6 million), construction of the In Short Order – Daily Grill ($0.2 million), construction of the Fresno Daily Grill ($2.4 million); preliminary construction fees for the Aventura Grill ($0.1 million), North Dallas ($0.1 million), and Westlake Village ($0.1 million); capital replacements in existing restaurants ($1.2 million) and the remodels of the Brentwood ($0.6 million), Studio City ($0.9 million) and CityWalk ($0.5 million) Daily Grills. Capital expenditures were $4.1 million in 2006, primarily related to the opening of the Dallas Grill.

Cash flows from financing activities during 2007 include $13.1 million in net proceeds from our Equity Offering, $5.5 million of net proceeds from our credit facility with Diamond Creek, $0.4 million of proceeds from our line of credit with Union Bank, $6.8 million of payments on long-term debt, including payments on the Diamond Creek credit facility, and $0.5 million dividend payment on preferred stock.

Financing Facilities. At December 30, 2007, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million.

The Diamond Creek credit agreement, entered into in March 2006 and amended in December 2006 and March 2008, provides for a revolving term loan to us of the lesser of (a) $12.0 million, or (b) 2.25 times trailing 12 month EBITDA. Funds may be borrowed under the credit agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Proceeds of the facility may be used to pay expenses of the facility and for general corporate purposes. The interest rate on borrowings under the facility is, at our option and subject to certain limitations on the use of LIBOR based loans, equivalent to either (a) the prime rate, but not less than 7%, plus 2.5%, or (b) the London Interbank Offered Rate, but not less than 4%, plus 5.25%. The interest rate at December 31, 2007 was equal to 10.86%.

The credit agreement provides that we will pay all expenses incurred in connection with the facility, including expenses incurred by the lender. By separate agreement, we agreed to pay certain fees associated with the facility, including a loan initiation fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility (0.4% if the balance is below $500,000) payable monthly and a loan servicing fee of $3,000 per month (not applicable if the balance is below $500,000). In connection with the March 2008 amendment to the credit agreement, we paid an amendment fee of $60,000.

Borrowings under the facility mature, and are payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of the loan exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events.

Our obligations under the credit agreement are secured by a first lien on all of our assets, including all of the capital stock and other equity interests held in our subsidiaries, subject to existing liens on such assets. The facility requires us to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. We must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

During 2007, we borrowed a total of $5.5 million under the Diamond Creek credit facility to fund (1) restaurant construction and pre-opening costs, (2) payment of accumulated dividends totaling $492,000 on the conversion of our Series II, 10% Convertible Preferred Stock, and (3) payment of the balance owing under the HRP Agreement, totaling $2.8 million. All amounts borrowed under the credit facility were paid at December 30, 2007.

In addition to our credit facility with Diamond Creek, we enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances. At December 30, 2007, we owed $0.3 million under equipment lease financing transactions and $0.1 million under loans/advances from a landlord.

Amounts owing under a short term line of credit agreement entered into in July 2007 with Union Bank of California totaled $400,000 at December 30, 2007. The line of credit expired on January 22, 2008 and carried an interest rate of 5.19%. Payment was due in full upon expiration of the line of credit and was paid down by an expiring certificate of deposit on or about the same date. Proceeds of the facility were used for general operating purposes and to fund new restaurant construction.

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen construction financing.

Operating Leases. During 2007, we, and our subsidiaries, were obligated under 27 leases covering the premises in which our Daily Grill and Grill Restaurants are located as well as leases on our home offices. Such restaurant leases and the home office leases contain minimum rent provisions which provided for the payment of minimum aggregate annual rental payments of approximately $4.0 million in 2007 and percentage rent obligations, above and beyond minimum rent, of $0.9 million. Our minimum rent obligations for 2008 are $4.9 million.

Contractual Obligations. At December 30, 2007, we were obligated under twenty-seven leases covering the premises in which our Daily Grill and Grill restaurants are located as well as a lease on our home office. Such restaurant leases and the home office leases contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $49.0 million over the life of those leases, with minimum rental payments of $5.0 million in 2008, $11.5 million between 2009 and 2010, $9.8 million between 2011 and 2012, and $22.8 million thereafter.

The following table details our contractual obligations as of December 30, 2007:

	Payments due by period
(in thousands)	Total	2008	2009 – 2010	2011 – 2012	Thereafter
Long-term debt(1)	$482	$410	$22	$24	$26
Capital lease obligations	278	80	156	42	—
Operating lease commitments(2)	49,005	4,927	11,492	9,840	22,746
Other contractual obligations(3)	100	100	—	—	—

Total	$49,865	$5,517	$11,670	$9,906	$22,772

(1)	Excludes other long-term liabilities of $12.8 million at December 30, 2007 consisting of tenant improvement allowances and deferred rents each of which is amortized over the life of the respective leases.
(2)	Includes amounts payable pursuant to a lease entered into in March 2008 relating to a Grill on the Alley scheduled to open in Aventura, Florida in late 2008.
(3)	Represents remaining penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures. During 2007, our total capital expenditures totaled $11.5 million. Capital expenditures during 2007 were related primarily to the construction of Austin Daily Grill ($2.9 million), construction of the Fresno Daily Grill ($3.7 million), construction of the Boston Daily Grill ($1.1 million), construction of the In Short Order-Daily Grill ($0.2 million); preliminary construction fees for the Aventura Grill ($0.1 million), and the Westlake Village Grill ($0.1 million) and Phoenix ($0.1 million); capital replacements in existing restaurants ($1.2 million) and the remodels of the Brentwood ($0.6 million), Studio City ($0.9 million) and CityWalk ($0.5 million) Daily Grills in California. With regards to capital expenditures during the period in connection with the Austin Daily Grill $0.7 million was funded by landlord tenant improvement allowances.

Capital Commitments Relating to Managed Restaurants and LLCs. We are party to various arrangements by which we either manage restaurants or operate restaurants in partnership with investors. Certain of these arrangements include undertakings on our part to provide capital or financing or entail certain guarantees on our part.

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

The agreements and arrangements under which we may be required, as of December 30, 2007, to make cash advances or contributions, guarantee obligations or defer receipt of cash are:

—Universal CityWalk Daily Grill. The CityWalk management agreement requires that each member loan, interest free, to the joint venture 50 percent of any operating deficit forecast for the next quarter, such loans to be repaid out of the first cash available from operations. Each time funds were necessary, we have agreed with our partner, to consider the advances as additional capital contributions rather than loans. As of December 30, 2007, we had made additional capital contributions to the CityWalk Partnership of $215,000.

—San Francisco Daily Grill. The management agreement for the San Francisco Daily Grill stipulates that if in any month there is insufficient working capital to pay operating expenses, excluding payments to us or the owner, we will provide one-half of the required working capital. Such advances are to be repaid prior to deferred payments to us or the owner. No working capital advances have been necessary.

—Portland Daily Grill. The management agreement for the Portland Daily Grill stipulates that the owner shall provide working capital of no less than $50,000 or more than $150,000. If during any month there is insufficient working capital to pay for operating expenses, the owner agreed to advance the required working capital until the balance of the owner working capital advance equals $150,000. Thereafter if additional working capital is necessary we as the manager will be required to loan necessary working capital. Any advances we make will earn interest at a rate of 12% per annum and will be repaid as second priority behind owner’s working capital advances but before any owner’s return of capital. At December 30, 2007 the owner had advanced $150,000. We had made no advances as of December 30, 2007.

—Chicago—The Grill on the Alley, LLC. We had previously guaranteed the repayment of the senior promissory note as well as the contributed capital for Chicago—The Grill on the Alley, LLC totaling $904,000 at December 25, 2005. All amounts guaranteed with respect to Chicago—The Grill on the Alley, LLC were reflected on our balance sheet as liabilities. In March 2006, the amounts owing on the senior promissory note were paid in full from funds provided under our credit facility. For the next three years, on each anniversary of the repayment, we are required to make a $50,000 payment to the holder of the note as an early termination payment.

Distribution Provisions Relating to LLC and Partnership Owned Restaurants. San Jose Grill, LLC., Chicago—The Grill on the Alley, LLC, The Grill on Hollywood, LLC and South Bay Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) for which we serve as manager and own a controlling interest. Each of the LLCs has minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”).

Universal CityWalk Daily Grill is owned by a partnership for which we serve as manager. Our partner has certain rights to priority distribution of capital from the CityWalk partnership until they have received their Return of Member Capital.

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

—San Jose Grill, LLC. Distributions from the San Jose Grill are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to us, as manager, and (b) 50.05% of 90% to us and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to us, as manager, and (b) 50.05% of 83.33% to us and 49.95% of 83.33% to the investor members.

—Chicago—The Grill on the Alley, LLC. Distributions from Chicago—The Grill on the Alley, LLC are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to us and 60% to the investor members.

—The Grill on Hollywood, LLC. Distributions from The Grill on Hollywood, LLC are allocated as follows: (1) until the return of the investor member’s initial capital contributions, 10% to us, as manager, and 90% to the investor members, (2) thereafter and until the return of our initial capital contributions, 90% to us and 10% to the investor members, (3) thereafter and until return of the preferred returns, 10% to us and 90% to the investor members, and (4) thereafter, 51% to us and 49% to the investor members.

—The Daily Grill at Continental Park, LLC (“South Bay Daily Grill”). Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to us, as manager, (2) thereafter, until return of any additional capital contributions, ratably between us and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.33% to us and 66.67% to the investor members, (4) thereafter, until return of investor member’s preferred return, 10% to us and 90% to the investor members, (5) thereafter, until the return of all investor member’s capital contributions, 10% to us and 90% to the investor members, (6) thereafter, until return of our preferred return, 90% to us and 10% to the investor members, (7) thereafter, until return of all of our capital contributions, 90% to us and 10% to the investor members, and (8) thereafter, 50.1% to us and 49.9% to the investor members.

—Universal CityWalk Daily Grill. Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions, 50% to us and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to us until return of initial capital contribution and (5) thereafter, 50% to us and 50% to the partner.

The following tables set forth a summary for each of the LLCs and the CityWalk partnership of (1) the initial capital contributions of us and the minority LLC members or partner (the “Members”), (2) additional capital contributions, (3) the distributions of capital to the Members and/or us during the year ended December 30, 2007, (4) the unreturned balance of the capital contributions of the Members and/or us at December 30, 2007, (5) the Preferred Return rate to Members and/or us, (6) the accrued but unpaid preferred returns due to the Members and/or us at December 30, 2007, and (7) the management incentive fees, if any, payable to us.

	San Jose Grill, LLC			Chicago – The Grill On The Alley, LLC			The Grill On Hollywood, LLC
(in thousands)	Members		Company	Members		Company	Members		Company
Initial Capital Contribution:	$1,150	(a)	$350	$1,700	(b)	$—	$1,200		$250

Distributions of profit during the year ended December 30, 2007:	$165		$165	$—		$—	$—		$—

Unreturned Initial Capital Contributions at December 30, 2007:	$—		$—	$—		$—	$1,200		$250

Preferred Return rate:	10%		10%	8%			12%		12%

Accrued but unpaid Preferred Returns at December 30, 2007:	$—		$—	$—		$—	$—	(d)	$— (d)

Management Fee:			5%			5%			5%

	South Bay Daily Grill (The Daily Grill at Continental Park, LLC)				Universal Citywalk Daily Grill
	Members		Company		Members		Company
Initial Capital Contribution:	$1,000		$350		$1,100		$—

Additional capital contributions	$100		$100		$661		$661

Distributions of profit during the year ended December 30, 2007:	$—		$—		$—		$—

Unreturned Initial and Additional Capital Contributions at December 30, 2007:	$1,100		$450		$1,761		$661

Preferred Return rate:	10%		10	%(c)	—		—

Accrued but unpaid Preferred Returns at December 30, 2007:	$—	(d)	$—	(d)	$—	(d)	$—

Management Fee:			5%				5%

(a)	The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b)	The initial capital contributions of the Members of Chicago—Grill on the Alley, LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and we guaranteed the joint venture’s payment of these obligations. No losses are allocated to the minority interest partner as the investor has no equity at risk.
(c)	Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	Due to the previous poor performance of the restaurant the preferred return is not being accrued. We are not liable to pay the preferred return distributions, such that they represent a non-recourse obligation of the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood, LLC the Member would have an accrued preferred return of $1,296,000 and we would have an accrued preferred return of $270,000. If preferred returns were accrued for South Bay Daily Grill, the Member would have an accrued preferred return of $674,000 and we would have an accrued preferred return of $260,000. If preferred returns were accrued for the CityWalk Partnership, the Member would have an accrued return of $847,000.

Off-Balance Sheet Arrangements. At December 30, 2007, we had no off-balance sheet arrangements of the nature described in Item 303(a)(4) of Regulation S-K.

Future Capital Expenditures. Management anticipates that new company owned restaurants will cost between $1 million and $3 million per restaurant to build and open depending upon the size, location and available tenant allowances. Hotel based restaurants may involve remodeling existing facilities, substantial capital contributions from the hotel operators and other factors which will cause the cost to us of opening such restaurants to be less than our cost to build and open non-hotel based restaurants.

Capital expenditures were $11.5 million in 2007, compared to $4.1 million in 2006. Capital expenditures in fiscal 2008 are expected to be approximately $7.2 million, primarily for the development of six new restaurants scheduled to open during 2008 and three new restaurants scheduled to open during 2009, capital replacements and refurbishing or remodeling existing restaurants. The amount of actual capital expenditures will be dependent upon, among other things, the proportion of free standing versus hotel based properties as hotel based restaurants are expected to generally require lower capital investment on our part. In addition, if we open more or less restaurants or remodel more or less restaurants than we currently anticipate, our capital requirements will increase or decrease, accordingly.

Warrants. At December 30, 2007, we had outstanding a total of 846,726 warrants to purchase shares of our common stock, consisting of (1) 735,000 warrants issued in our 2007 Equity Offering, exercisable at $8.05 per share and expiring July 17, 2012, (2) 85,164 warrants issued to placement agents in our 2007 Equity Offering, exercisable at $8.75 per share and expiring July 17, 2010, (3) 17,708 warrants issued in conjunction with the initial financing of Chicago – The Grill on the Alley exercisable at $4.00 per share and expiring June 2010 with exercise of those warrants being contingent upon our exercise of a first renewal option on the restaurant lease, and (4) 8,854 warrants issued in conjunction with the initial financing of Chicago – The Grill on the Alley exercisable at $4.00 per share and expiring June 2015 with exercise of those warrants being contingent upon our exercise of a second renewal option on the restaurant lease. In addition to the warrants outstanding at December 30, 2007, we may be obligated to issue certain warrants in the future based on the opening of additional restaurants in conjunction with Starwood. See “- Starwood Alliance.”

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

Short-Term Financing Requirements

Management believes that we have adequate resources on hand and operating cash flow to sustain operations, including planned restaurant openings, for at least the following 18 months through mid-2009. We project increased operating cash flows in 2008 which, when added to existing cash balances and our financing facilities, will allow us to meet all operating, investing and financing needs. Such projections are based on sales increases due to store openings, as well as modest or flat increases in same-store sales. In the event of a decline in sales, as a result of deterioration of the economy or the hospitality industry or other factors, management believes it can respond to such a decrease in sales through cost controls, reductions in discretionary capital improvements and borrowings under the existing credit facility. In order to fund the opening of additional restaurants, we might require additional capital that might be raised through the issuance of debt or equity securities, or the formation of additional investment or loan arrangements, or a combination thereof.

Critical Accounting Policies and Estimates

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

Leases. We lease our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements, and furniture and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold

Principles of Consolidation and Minority Interests. Our restaurant operations are conducted through multiple wholly-owned subsidiaries as well as through four majority-owned limited liability companies and through a 50% owned joint venture. Our consolidated financial statements include balance sheet and income statement items, after eliminating inter-company accounts and transactions, of each wholly-owned and majority-owned subsidiary and entities consolidated under Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations entry, with minority interests in earnings being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet entry between liabilities and stockholders’ equity.

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

Management has assessed all entities that are not wholly owned by us to determine if these entities would be considered VIEs and whether we would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: San Jose Grill, LLC; Chicago—The Grill on the Alley, LLC; The Grill on Hollywood, LLC; The Daily Grill at Continental Park, LLC; and the Universal CityWalk Daily Grill joint partnership. We determined that we are the primary beneficiary for all these entities.

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

Based on our review of our presently operating restaurants and other long-lived assets, during the fiscal year ended December 30, 2007, we recorded no impairments of our long-lived assets.

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

Based on our review at December 30, 2007, the current reserve for uncollectible accounts receivable is adequate.

Recording Reimbursed Costs. We operate a number of restaurants under management agreements whereby we are responsible for all aspects of restaurant operation. For our services, we typically receive a management fee based on a percentage of revenue and an incentive fee that is usually a profit sharing arrangement. Under the terms of the management agreements, we are hired as an independent contractor and are responsible for all debts and liabilities of the restaurant. Additionally, all team members are employees of Grill Concepts, not the individual restaurant. Although payroll and other operating expenses are paid out of an agency bank account belonging to the restaurant, based on the weight of the indicators identified in EIFT 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out of Pocket’ Expenses Incurred,” and EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” we consider ourselves the primary obligor in these arrangements. Accordingly, we recognize restaurant expenses of the managed outlets in our financial statements and record the reimbursement for such expenses as revenues.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

New Accounting Requirements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($616,718 and $1,547,810 at December 30, 2007 and December 31, 2006, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. FASB 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a significant effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of FIN No. 48. See Note 11 to the consolidated financial statements for further discussion.

Impact of Inflation

Substantial increases in costs and expenses, particularly food, supplies, labor and operating expenses, could have a significant impact on our operating results to the extent that such increases cannot be passed along to customers. We do not believe that inflation has materially affected our operating results during the past two years.

A majority of our team members are paid hourly rates related to federal and state minimum wage laws and various laws that allow for credits to that wage. Our cost of operations have been affected by several increases in the federal and state minimum wage in recent years. In addition, further increases in the minimum wage are also being discussed by the federal and various state governments. Although we have been able to and will continue to attempt to pass along some increases in costs through food and beverage price increases, there can be no assurance that all such increases can be reflected in our prices or that increased prices will be absorbed by customers without diminishing, to some degree, customer spending at our restaurants.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit line facility. At December 30, 2007, there were no borrowings under the credit line. Borrowings under the credit facility bear interest at variable rates based on either the lender’s prime rate or LIBOR. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the report of independent registered public accounting firm appear herein. See Index to Consolidated Financial Statements on page 40 immediately following the signature page of this report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, a company’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the company assessed the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment of those criteria, management believes that the company maintained effective internal controls over financial reporting as of December 30, 2007.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. The Company’s internal control over financial reporting was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 30, 2007, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS; AND DIRECTOR INDEPENDENCE

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

The following documents are filed as a part of this Report:

(1) Consolidated Financial Statements: See Index to Financial Statements on page 40 of this report for financial statements and supplementary data filed as part of this report.

(2) Exhibits

Exhibit		Incorporated by Reference			Filed
Number	Exhibit Description	Form	Date	Number	Herewith
3.1	Restated Certificate of Incorporation of Grill Concepts, Inc.	10-Q	8/16/07	3.1

3.2	Amended and Restated Bylaws of Grill Concepts, Inc.	8-K	12/18/07	3.1

4.1	Form of Placement Agent Warrant	8-K	7/6/07	4.1

4.2	Form of Registration Rights Agreement	8-K	7/6/07	4.2

4.3	Form of Warrant	8-K	7/6/07	4.3

10.1	License Agreement between Grill Concepts, Inc. and Airport Grill, LLC	10-QSB	11/13/98	10.2

10.2	Agreement, dated August 27, 1998, between Grill Concepts, Inc. and Hotel Restaurant Properties, Inc.	10-QSB	11/13/98	10.3

10.3	Grill Concepts, Inc. 1998 Comprehensive Stock Option and Award Plan, as amended February 27, 2001*	DEF14A	5/29/01	na

10.4	Chicago - Grill on the Alley First Extension Warrant	10-K	4/10/00	10.21

10.5	Chicago - Grill on the Alley Second Extension Warrant	10-K	4/10/00	10.22

10.6	Development Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc.	8-K	5/18/01	10.2

10.7	Investor Rights Agreement by and between Grill Concepts, Inc. and Starwood Hotels & Resorts Worldwide, Inc.	8-K	5/18/01	10.3

10.8	Amendment to Hotel Restaurant Properties, Inc. Agreement, dated July 27, 2001	10-Q	8/14/01	10.1

10.9	Consulting Agreement with Robert Spivak*	10-Q	05/25/04	10.2

10.10	Form of Stock Option Agreement*	8-K	8/22/05	10.1

10.11	Change of Control Severance Agreement Form	10-Q	11/9/05	10.1

10.12	Credit Agreement, dated as of March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC	8-K	3/15/06	10.1

10.13	Fee Letter, dated March 10, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners LLC	8-K	3/15/06	10.2

10.14	Employment Agreement, effective March 3, 2006, with Philip Gay*	8-K	3/15/06	10.1

10.15	First Amendment to Development Agreement, dated June 20, 2006, between Grill Concepts, Inc. and Starwood Hotels and Resorts Worldwide, Inc.	8-K	6/26/06	10.1

10.16	First Amendment to Stockholders Agreement, dated June 20, 2006, between Grill Concepts, Inc., Starwood Hotels and Resorts Worldwide, Inc. and certain stockholders of Grill Concepts, Inc.	8-K	6/26/06	10.2

10.17	Agreement for Purchase and Sale of Assets, dated September 1, 2006, between Grill Concepts, Inc., Hotel Restaurant Properties, Inc., Hotel Restaurant Properties II, Inc., Hotel Restaurant Properties II Management, Inc., Keith Wolff and Adam Keller	8-K	9/5/06	10.1

10.18	Amendment Number One to Credit Agreement, dated December 29, 2006, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC	8-K	1/3/07	10.1

10.19	Form of Subscription Agreement, dated July 2, 2007	8-K	7/6/07	10.1

10.20	Purchase Agreement, dated September 28, 2007, with Downtown Grill Investors LLC	8-K	9/28/07	10.1

14.1	Code of Ethics for CEO and Senior Financial Officers	10-K	3/26/04	14.1

14.2	Code of Ethics	10-K	3/26/04	14.2

21.1	List of subsidiaries	10-K	3/30/07	21.1

23.1	Consent of Moss Adams LLP				X

31.1	Section 302 Certification of CEO				X

31.2	Section 302 Certification of CFO				X

32.1	Section 906 Certification of CEO				X

32.2	Section 906 Certification of CFO				X

*	Compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

By:	/s/ PHILIP GAY
Philip Gay
President and Chief Executive Officer

Dated: April 1, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP GAY	President, Chief Executive Officer and	April 1, 2008
Philip Gay	Director (Principal Executive Officer)

/s/ MICHAEL WEINSTOCK	Co-Chairman of the Board of Directors	April 1, 2008
Michael Weinstock	and Executive Vice President

/s/ BRUCE SCHWARTZ	Director	April 1, 2008
Bruce Schwartz

/s/ GLENN GOLENBERG	Director	April 1, 2008
Glenn Golenberg

/s/ RUDOLPH BORNEO	Director	April 1, 2008
Rudolph Borneo

Signature	Title	Date

/s/ STEPHEN ROSS	Director	April 1, 2008
Stephen Ross

/s/ ROBERT SPIVAK	Director	April 1, 2008
Robert Spivak

/s/ WAYNE LIPSCHITZ	Vice President and Chief Financial Officer	April 1, 2008
Wayne Lipschitz	(Principal Accounting and Principal Financial Officer)

Grill Concepts, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders and Board of Directors

Grill Concepts, Inc.

We have audited the accompanying consolidated balance sheets of Grill Concepts, Inc. and subsidiaries (the “Company”) as of December 30, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Grill Concepts, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles.

As described in Note 2 to the consolidated financial statements, effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109.”

/s/ Moss Adams LLP

Los Angeles, California
April 1, 2008

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	2007	2006
ASSETS

Current assets:
Cash	$4,887	$3,049
Inventories	1,132	922
Receivables, net of reserve ($232 and $337 in 2007 and 2006, respectively)	1,288	980
Reimbursable costs receivable	1,565	1,262
Income taxes receivable	234	88
Note receivable, current portion	15	15
Prepaid expenses and other current assets	860	882
Deferred income taxes	275	359

Total current assets	10,256	7,557
Furniture, equipment and improvements, net	24,082	15,139
Restricted cash	792	1,192
Note receivable	53	64
Liquor licenses	729	411
Deferred income taxes	5,964	5,387
Goodwill, net	720	205
Other assets	742	643

Total assets	$43,338	$30,598

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,861	$2,266
Accrued expenses	7,299	5,065
Accrued managed outlets operating expenses	1,565	1,262
Payable to Hotel Restaurant Properties, Inc.	—	2,951
Long-term debt, current portion	490	82
Liability for debt extinguishment, current portion	50	50

Total current liabilities	11,265	11,676
Long-term debt	271	1,600
Liability for debt extinguishment	50	100
Other long-term liabilities	10,822	8,712

Total liabilities	22,408	22,088

Minority interest	617	1,548
Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized, 996,935 shares undesignated in 2007 and 2006	—	—
Series II, 10% Convertible Preferred Stock, $.001 par value; 500 shares authorized, 0 and 500 shares issued and outstanding in 2007 and 2006, respectively, liquidation preference of $0, and $976,000 in 2007 and 2006, respectively	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized in 2007 and 2006, 8,793,530 and 6,406,062 issued and outstanding in 2007 and 2006, respectively	—	—
Additional paid-in capital	29,682	14,538
Accumulated deficit	(9,369)	(7,576)

Total stockholders’ equity	20,313	6,962

Total liabilities, minority interest and stockholders’ equity	$43,338	$30,598

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2007	2006
Revenues:
Sales	$68,019	$62,650
Cost reimbursements	22,291	16,072
Management and license fees	2,444	2,054

Total revenues	92,754	80,776

Operating expenses:
Cost of sales	19,548	17,764
Restaurant operating	40,672	37,291
Reimbursed costs	22,291	16,072
General and administrative	7,633	6,154
Depreciation and amortization	2,627	2,325
Pre-opening costs	1,401	483
Gain on sale of assets	—	(20)
Contract termination cost	—	3,101

Total operating expenses	94,172	83,170
Loss from operations	(1,418)	(2,394)
Interest, net	(164)	(258)
Debt extinguishment costs	—	(279)

Loss before benefit for income taxes and minority interest	(1,582)	(2,931)
Benefit for income taxes	483	4,489

Income (loss) before minority interest	(1,099)	1,558
Minority interest in net profit of subsidiaries	(201)	(254)

Net income (loss)	(1,300)	1,304
Preferred dividends accrued	—	(50)

Net income (loss) applicable to common stock	$(1,300)	$1,254

Net income (loss) per share applicable to common stock:
Basic	$(0.18)	$0.21

Diluted	$(0.18)	$0.20

Weighted-average shares outstanding:
Basic	7,408	6,093

Diluted	7,408	6,323

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Series II Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 25, 2005	500	—	5,728,495	—	13,686	(8,880)	4,806

Exercise of stock options and warrants	—	—	677,567	—	653	—	653
Stock based compensation	—	—	—	—	199	—	199
Net income	—	—	—	—	—	1,304	1,304

Balance, December 31, 2006	500	$—	6,406,062	$—	$14,538	$(7,576)	$6,962
Exercise of stock options and warrants	—	—	56,325	—	131	—	131
Preferred stock conversion	(500)		95,184			(493)	(493)
Cancellation of common stock			(9,496)
Issuance of common stock for purchase of LLC interest			245,455		1,524		1,524
Private placement offering			2,000,000		13,098		13,098
Stock based compensation	—	—	—	—	391	—	391
Net loss	—	—	—	—	—	(1,300)	(1,300)

Balance, December 30, 2007	—	$—	8,793,530	$—	$29,682	$(9,369)	$20,313

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2007	2006
Cash flows from operating activities:
Net income (loss)	$(1,300)	$1,304
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortized deferred rent and lease incentives	(766)	(728)
Amortized debt issuance costs	106	81
Provision for doubtful accounts	(105)	99
Stock based compensation	391	199
Depreciation and amortization	2,610	2,325
Gain on sale of assets	—	(20)
Loss on debt extinguishment costs	—	219
Deferred income taxes	(493)	(5,170)
Minority interest in net profit of subsidiaries	201	254
Contract termination cost	—	3,101
Changes in operating assets and liabilities:
Inventories	(210)	(195)
Receivables	(207)	(295)
Reimbursable costs receivable	(303)	(350)
Income taxes receivable	(146)	(88)
Prepaid expenses and other current assets	22	(249)
Other assets	(205)	(113)
Accounts payable	(405)	809
Accrued expenses	333	608
Income taxes payable	—	(213)
Reimbursable costs payable	303	350
Tenant improvement allowances	2,876	1,810
Contract termination payment to Hotel Restaurant Properties, Inc.	(2,951)	—

Net cash provided by (used in) operating activities	(249)	3,738

Cash flows from investing activities:
Restricted cash	400	(150)
Proceeds from disposal of assets	—	55
Collections on note receivable	15	15
Purchase of minority interest in Downtown Daily Grill	(32)	—
Purchase of liquor licenses	(318)	(16)
Purchase of furniture, equipment and improvements	(9,652)	(4,087)

Net cash used in investing activities	(9,587)	(4,183)

Cash flows from financing activities:
Capital contributions from minority interests in LLC’s	265	125
Debt issuance costs	—	(488)
Payment of preferred stock dividend upon conversion	(493)	—
Proceeds from private placement equity offering	13,098	—
Return of capital, preferred return and profits to minority shareholder	(356)	(329)
Proceeds from line of credit and equipment financing	5,900	1,491
Payments on long-term debt	(6,821)	(62)
Payments on notes payable—related parties	—	(1,057)
Payment of MAG debt extinguishment liability	(50)	—
Proceeds from exercise of stock options and warrants	131	653

Net cash provided by financing activities	11,674	333

Net increase (decrease) in cash	1,838	(112)
Cash, beginning of year	3,049	3,161

Cash, end of year	$4,887	$3,049

Supplemental cash flows information:
Cash paid during the year for:
Interest	$212	$262
Income taxes	$177	$984
Non-cash investing and financing activities:
Issuance of common stock for purchase of minority interest in Downtown Daily Grill	$1,524	$—
Payable to Hotel Restaurant Properties, Inc.	$—	$3,065
Capital lease equipment financing	$—	$250
Construction in progress included in accrued liabilities	$1,901	$—

The accompanying notes are an integral part of these consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Organization

General

Grill Concepts, Inc. (unless context indicates otherwise, the terms “the Company,” “GCI”, “we,”, “our” or “us” refer to Grill Concepts, Inc. and subsidiaries) is incorporated under the laws of the State of Delaware. We operate exclusively in the restaurant industry in the United States. At December 30, 2007, we owned and operated nineteen restaurants, consisting of fourteen Daily Grill restaurants and five The Grill on the Alley restaurants. Each of our restaurants is owned, in whole or a majority interest, and operated on a non-franchise basis. In addition, we manage eight Daily Grill restaurants and license one additional Daily Grill restaurant.

Private Placement

In July 2007, we completed an Equity Offering for the sale of 2,000,000 shares of common stock (the “Shares”) and warrants (the “Warrants” and, collectively with the Shares, the “Offered Securities”) to purchase up to an aggregate of 735,000 shares of common stock for aggregate gross proceeds of $14.1 million.

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

We engaged placement agents for the Equity Offering. For their services, the placement agents received commissions totaling $0.8 million, or 6.5% of gross funds received (excluding funds received from affiliates of existing shareholders), and warrants (the “Placement Agent Warrants”) to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the Offering (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price equal to $8.75 per share, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications. The registration rights agreements provided that the shares of common stock underlying the Placement Agent Warrants were to be included in the registration statement covering the Offered Securities.

A registration on Form S-3, covering the Offered securities and the shares of common stock underlying the Placement Agent Warrants, was filed with the SEC on August 14, 2007 and was declared effective by the SEC on August 23, 2007.

Purchase of Minority Interest in Downtown Daily Grill

In September 2007, we entered into a Purchase Agreement with Downtown Grill Investors, LLC (the “Investment Partner”) pursuant to which we acquired the 41.6% ownership interest held by the Investment Partner in 612 Flower Daily Grill, LLC, which owns and operates a Daily Grill restaurant in Downtown Los Angeles. The Investment Partner is owned by an investor group unaffiliated with us that provided initial capital to fund the opening of the restaurant. The primary purpose of the acquisition was to potentially increase our future consolidated earnings and cash flow and to simplify our organizational structure.

We acquired the 41.6% ownership interest in 612 Flower Daily Grill, LLC in exchange for 245,455 shares of common stock and $32,000 in cash. The purchase price is computed as follows:

(in thousands)
Value of common stock exchanged for ownership interest *	$1,524
Cash consideration	32

Purchase price	$1,556

*	calculated as 245,455 common stock multiplied by $6.21 (average closing price for period of September 21, 2007 to October 5, 2007)

The purchase price has been allocated to the assets and acquired liabilities based on estimated fair values at the date of acquisition, which are comprised of working capital accounts and furniture, equipment and improvements. The excess purchase price of approximately $515,000 over the estimated fair value of the net assets acquired was recorded as goodwill. We believe that the estimated future cash flows of the restaurant support the fair value of the goodwill recorded.

Following the acquisition, we owned 100% of 612 Flower Daily Grill, LLC. The operations of 612 Flower Daily Grill, LLC are consolidated in these financial statements. As of October 1, 2007, earnings and losses were no longer allocated to minority interest in this entity.

The common shares issued in exchange for the 41.6% minority interest were offered and sold in a privately negotiated transaction without general advertising or solicitation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Under the terms of the purchase agreement, the Investment Partner and its members were granted piggyback registration rights with respect to the shares issued there under.

2. Summary of Significant Accounting Policies

Principles of Consolidation and Minority Interest

The consolidated financial statements include the accounts of Grill Concepts, Inc. and its wholly-owned subsidiaries, which include The Grill on the Alley, Universal Grill Concepts, Inc., Grill Concepts Management, Inc., Grill Concepts CD, Inc., 612 Flower Daily Grill, LLC , six majority-owned subsidiaries: San Jose Grill, LLC; Chicago—The Grill on the Alley, LLC; The Grill on Hollywood, LLC; The Daily Grill at Continental Park, LLC, and Universal Grill Concepts Inc.’s investment in the Universal CityWalk Daily Grill. All significant inter-company accounts and transactions for the periods presented have been eliminated in consolidation. The allocated interest of the earnings or loss of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected in a single statement of operations line, with minority interests in profits being a reduction in net income and minority interests in losses being an increase in net income. The proportionate interest in the equity of majority-owned subsidiaries attributable to the minority owners of those subsidiaries is reflected as a single balance sheet line between liabilities and stockholders’ equity.

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

We reported a minority interest in the profits of our majority owned subsidiaries of $201,000 during 2007, consisting of minority interest in the profits of San Jose Grill, LLC of $225,000; 612 Flower Daily Grill, LLC of $91,000; and The Grill on Hollywood, LLC of $20,000 partially offset by a partnership loss in the Universal CityWalk Daily Grill of $135,000. During 2006 we reported a minority interest in the profits of our majority owned subsidiaries of $254,000, consisting of minority interest in the profits of San Jose Grill, LLC of $254,000 and 612 Flower Daily Grill, LLC of $115,000, partially offset by a minority interest loss allocation from The Daily Grill at Continental Park, LLC of $85,000 and a partnership loss in the Universal CityWalk Daily Grill of $30,000.

In accounting for minority interests, we apply the provisions of Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”). Under FIN 46, an entity is considered to be a variable interest entity (“VIE”) when it has equity investors, which lack the characteristics of a controlling financial interest, or its capital is insufficient to permit it to finance its activities without additional subordinated financial support. Consolidation of a VIE by an investor is required when it is determined that the investor is the primary beneficiary and will absorb a majority of the VIE’s expected losses or residual returns if they occur.

Management has assessed all entities, which are not wholly owned to determine if these entities would be considered VIEs and whether we would be considered the primary beneficiary. It was determined that all of the following entities would be considered VIEs: San Jose Grill LLC; Chicago—The Grill on the Alley, LLC; The Grill on Hollywood, LLC; The Daily Grill at Continental Park, LLC; 612 Flower Daily Grill, LLC; and the Universal CityWalk Daily Grill joint partnership. We determined we are the primary beneficiary for all these entities.

In connection with the building of a new restaurant, in May 2002, The Daily Grill at Continental Park, LLC was formed for the operation of the Daily Grill at Continental Park in El Segundo, California of which the Company owns 50.1%. Construction of the restaurant has been funded primarily by a capital contribution of $1.0 million from the minority interest member of the limited liability company and a tenant improvement allowance of $500,000 received from the landlord. The Company contributed $0.4 million in July 2002 as its investment in the limited liability company. The restaurant opened in January 2003. The Daily Grill at Continental Park, LLC is considered a VIE for which the Company is the primary beneficiary. Since adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Daily Grill at Continental Park, LLC as of and for the year ended December 30, 2007 were approximately $1.4 million and $2.9 million, respectively.

In connection with the building of a new restaurant, in July 2001, The Grill on Hollywood, LLC was formed for the operation of “The Grill on Hollywood” restaurant in Hollywood, California, of which the Company owns 51%. Construction of the restaurant was funded by a capital contribution of $1.2 million from the minority interest member of the limited liability company and a tenant improvement allowance of up to $1.0 million received from the landlord. The Company contributed $0.3 million to the limited liability company. The restaurant opened in November 2001. The LLC is considered a VIE for which the Company is the primary beneficiary and is consolidated in the financial statements that include the accounts of the limited liability company with minority interest reflected using the hypothetical liquidation model. Total assets and restaurant sales of the Grill on Hollywood as of and for the year ended December 30, 2007 were approximately $0.5 million and $5.0 million, respectively.

In connection with the building of a new restaurant in December 1998, the Universal CityWalk Daily Grill joint partnership was formed for the purpose of owning and operating the Universal CityWalk Daily Grill restaurant located in the retail and entertainment district of Universal CityWalk Hollywood in Universal City, California. The partners of the entity are Universal Grill Concepts, Inc., a wholly owned subsidiary of the Company, which holds a partner’s percentage interest of 50%, and Universal Studios Development Venture Six, a California corporation which holds the remaining partnership percentage interest of 50%. The restaurant opened in May 1999. The joint venture is considered a VIE for which the Company is the primary beneficiary. Upon adoption of FIN 46, the Company consolidated the results of the joint venture. Total assets and restaurant sales of the Universal CityWalk Daily Grill as of and for the year ended December 30, 2007 were approximately $0.3 million and $2.0 million, respectively.

In connection with the building of a new restaurant, in February 1999, Chicago—The Grill on the Alley, LLC was formed for the operation of “The Grill on the Alley” restaurant in Chicago, Illinois, of which the Company owns 60.0%. Construction of the restaurant was funded primarily by a capital contribution of $1.2 million and a loan of $0.5 million from the minority interest member of the limited liability company and $0.8 million of equipment financing. The restaurant was opened in June 2000. Chicago—The Grill on the Alley, LLC. is considered a VIE for which the company is the primary beneficiary. As a result of the adoption of FIN 46, the consolidated financial statements include the accounts of the limited liability company. Under the terms of the joint venture agreement, the limited liability company is obligated to repay both the capital contribution of the minority interest member and the loan, both of which accrue interest at eight percent per annum. The Company has guaranteed the joint venture’s repayment of both the loan and the contributed capital and therefore recorded the full amount of this obligation as part of related party debt and not as minority interest. Losses generated by the limited liability company have been recognized in the Company’s statement of operations with no allocation to the minority interest member. Total assets and restaurant sales of Chicago—The Grill on the Alley, LLC as of and for the year ended December 30, 2007 were approximately $1.2 million and $6.7 million, respectively.

In connection with the building of a new restaurant, in January 1998, San Jose Grill, LLC was formed for the operation of “The Grill” restaurant in San Jose, California, of which the Company owns 50.05%. Construction of the restaurant was funded primarily by a capital contribution from the Company of $0.4 million and by a capital contribution of $0.4 million and an $0.8 million loan from the minority interest member of the limited liability company. The restaurant opened in May 1998. San Jose Grill, LLC is considered a VIE for which the Company is the primary beneficiary. As a result of the adoption of FIN 46 the consolidated financial statements include the accounts of the limited liability company with minority interest reflected according to the provisions of the LLC agreement. Total assets and restaurant sales of San Jose Grill, LLC as of and for the year ended December 30, 2007 were approximately $1.4 million and $5.9 million, respectively.

Fiscal Year

Our fiscal year is the 52 or 53 weeks ending the last Sunday in the calendar year. The fiscal year 2007 consisted of 52 weeks ended December 30, 2007. The fiscal year 2006 consisted of 53 weeks ended December 31, 2006.

Reclassifications

Certain amounts in the prior years consolidated financial statements may have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions for the reporting period and as of the financial statement date. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenue and expenses. Actual results could differ from these estimates.

Revenue Recognition

Revenue from restaurant sales is recognized when food and beverage products are sold. Management and license fees are typically determined based on a percentage of revenues and are recognized on an accrual basis when earned. Revenue from the sale of gift cards is deferred and recognized upon redemption.

For the managed restaurants that we operate, we generally are responsible for hiring, training and supervising the managers and employees required to operate the facilities and for purchasing supplies, both for which we generally are reimbursed by the owners. The owners’ costs and reimbursements for managed restaurant operating expenses are recorded as reimbursed costs and reimbursements revenue, respectively, in accordance with EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of- Pocket’ Expenses Incurred”.

In 2007, we discontinued recognizing management fee revenue from our Portland Daily Grill restaurant when earned. The management fee revenue from the Portland Daily Grill restaurant is recognized when received.

Segment Reporting

FASB Statement No. 131 “Disclosures about Segments of an Enterprise and Related Information”. requires that a business entity is required, based upon a management approach, to disclose financial and descriptive information about its operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker(s) of an enterprise. Under this definition, the Company operated as a single segment for all periods presented. Additionally, we operate in one geographical area: The United States of America.

Sales Taxes

Revenues are presented net of sales taxes. The obligation is included in accrued expenses until the taxes are remitted to the appropriate taxing authorities.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Payments due from banks for third-party credit cards and debit cards are processed within 24-48 hours, except for transactions occurring on a Friday, which are generally processed the following Monday or Tuesday. All credit card and debit card transactions that process are classified as cash and cash equivalents.

Restricted Cash

At December 30, 2007 and December 31, 2006 restricted cash consisted of a certificate of deposit for $610,000 and $1,010,000, respectively, established at Union Bank of California, serving as collateral for a standby letter of credit to support a workers’ compensation policy, $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California and $110,000 that was placed in escrow with our insurance claims processor in 2004 for worker’s compensation claims.

Workers’ Compensation Loss Reserve

Commencing in the first quarter of 2004 through November 2006, we obtained a large deductible workers’ compensation policy that included a deductible per occurrence of $250,000 subject to a maximum aggregate loss of $1.7 million during each policy period. We have established a loss reserve to cover the potential deductible amounts. The loss reserve is determined by estimating the ultimate cost by utilizing information on current accidents, prior year experience and the carrier’s loss development and loss trend factors. In December 2006, we changed to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan. Accordingly, a loss reserve is not established for the guaranteed workers’ compensation plan. This change in insurance policies has no impact on our historical loss reserve for uninsured risks under the large deductible workers’ compensation policy. For the years ending December 30, 2007 and December 31, 2006, the Company’s loss reserve for policy years 2004 through 2006 was $1.0 million and $1.1 million, respectively.

Concentration of Credit Risk

Financial instruments which potentially subject us to a concentration of credit risk are cash and cash equivalents. We currently maintain substantially all of our day-to-day operating cash balances with major financial institutions. At times during the year, and at December 30, 2007, cash balances were in excess of Federal Depository Insurance Corporation (“FDIC”) insurance limits.

Inventories

Inventories consist of food; soft beverages; wine; beer and liquor and are stated at the lower of cost or market; cost generally being determined on a first-in, first-out basis.

Receivables

Receivable consist primarily of amounts due from our managed outlets, hotel charges and various food delivery companies, and are recorded when the products or services have been delivered.

We review the collectability of our receivables on an ongoing basis, and provide for an allowance when we consider the entity unable to meet its obligation. Due to the continued lower than expected performance at the Portland Daily Grill restaurant which was opened in September 2003, we did not receive payment of the management fees earned at this location through the end of 2006 and therefore, a full reserve was established for these receivables. During 2007, we received $100,000 of management fees relating to the Portland Daily Grill.

Allowance for doubtful accounts is as follows:

(in thousands)	Balance at Beginning Of Year	Additions Charged to Operations	Net Deductions	Balance At End Of Year
Year Ended:
December 30, 2007	$337	$—	$105	$232
December 31, 2006	$238	$100	$1	$337

Prepaid expenses and other current assets

Prepaid expenses and other current assets at December 30, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Lease incentives receivable	$100	$232
Prepaid expenses, other	760	650

Total prepaid expenses and other current assets	$860	$882

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

Liquor Licenses

The cost of acquiring liquor licenses is capitalized at cost and is stated at the lower of cost or market. Such costs are not amortized as the licenses have an indefinite life, but are reviewed annually for impairment.

Goodwill

Goodwill is tested for impairment on an annual basis as of the end of December, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

Long-Lived Assets

Long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, the recoverability test is performed using undiscounted future cash flows of the individual restaurants and consolidated undiscounted future cash flows for long-lived assets not identifiable to individual restaurants compared to the related carrying value. If the undiscounted future cash flow is less than the carrying value, the amount of the impairment, if any, is determined by comparing the carrying value of each asset with its fair value. Fair value is generally based on a discounted cash flow analysis. Based on our review, we do not believe that any impairment of our long-lived assets has occurred.

Smallwares

Initial amounts spent for china, glassware and flatware in connection with the opening of a new restaurant are capitalized and not amortized. Subsequent purchases are expensed as incurred.

Reimbursed Costs

Expenses related to non-consolidated restaurants operated under management agreements are recorded in the consolidated statements of operations. Reimbursements for such expenses are recorded as revenues.

Advertising and Promotion Costs

All costs associated with advertising and promoting products are expensed as incurred. These costs are included in restaurant operating expenses. Advertising and promotion costs for the years ended December 30, 2007, and December 31, 2006, was $859,000 and $821,000, respectively.

Pre-opening Costs

Pre-opening costs are comprised of costs incurred prior to opening a new restaurant or while an existing restaurant is closed for renovation. Such costs include, but are not limited to, labor, utilities, rent, travel, food costs and marketing. Pre-opening costs are expensed as incurred.

Leases

We lease the majority of our restaurant locations. We account for our leases under the provisions of FASB Statement No. 13, which require that our leases be evaluated and classified as operating or capital leases for financial reporting purposes. The term used for this evaluation includes renewal option periods only in instances in which the exercise of the renewal option can be reasonably assured and failure to exercise such option would result in an economic penalty. All of our restaurant leases are classified as operating leases pursuant to the requirements of FASB Statement No. 13. We disburse cash for leasehold improvements; furniture and fixtures, and equipment to build out and equip our leased premises. We may also expend cash for permanent improvements that we make to leased premises that may be reimbursed to us by our landlords as construction contributions (also known as tenant improvement allowances) pursuant to agreed-upon terms in our leases. Landlord construction contributions can take the form of up-front cash, full or partial credits against minimum or percentage rents otherwise payable by us or a combination thereof. All tenant improvement allowances received by us are recorded as a deferred rent obligation and amortized over the term of the lease.

The lease term used for straight-line rent expense is calculated from the date we obtain possession of the leased premises through the lease termination date. Once a restaurant opens for business, we record straight-line rent over the lease term plus contingent rent to the extent it exceeded the minimum rent obligation per the lease agreement.

There is potential for variability in the rent holiday period, which begins on the possession date and ends on the restaurant open date, during which no cash rent payments are typically due under the terms of the lease. Factors that may affect the length of the rent holiday period generally relate to construction related delays. Extension of the rent holiday period due to delays in restaurant opening will result in greater pre-opening rent expense recognized during the rent holiday period and lesser occupancy expense during the rest of the lease term (post-opening).

For leases that contain rent escalations, we record the total rent payable during the lease term, as determined above, on the straight-line basis over the term of the lease (including the rent holiday period beginning upon our possession of the premises), and record the difference between the minimum rents paid and the straight-line rent as a lease obligation. Certain leases contain provisions that require additional rental payments based upon restaurant sales volume (“contingent rentals”). Contingent rentals are accrued each period as the liabilities are incurred, in addition to the straight-line rent expense noted above. This results in some variability in occupancy expense as a percentage of revenues over the term of the lease in restaurants where we pay contingent rent.

Management makes judgments regarding the probable term for each restaurant property lease, which can impact the classification and accounting for a lease as capital or operating, the rent holiday and/or escalations in payments that are taken into consideration when calculating straight-line rent and the term over which leasehold

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which prescribes an asset and liability approach. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory rates applicable to future years to the difference between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance to reduce net deferred tax assets to the amount expected to be realized.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the years ended December 30, 2007 and December 31, 2006 as follows:

(in thousands)	2007		2006
	Earnings	Shares	Earnings (Restated)	Shares
Net income (loss)	$(1,300)		$1,304
Less: preferred dividends accrued	—		(50)

Basic net income (loss) applicable to common stock	$(1,300)	7,408	$1,254	6,093
Dilutive securities:(1)
Dilutive stock options	—	—	—	105
Warrants	—	—	—	—
Convertible preferred stock	—	—	—	125

Diluted net income (loss) available to common stockholders	$(1,300)	7,408	$1,254	6,323

(1)	The Company excludes all potentially dilutive securities from its diluted net income (loss) per share computation when their effect would be anti-dilutive. For 2007 and 2006; 277,258 and 260,348 dilutive common stock equivalents have been excluded from the computation of diluted net income (loss) per share because their inclusion would have been anti-dilutive.

Stock Based Compensation

Stock-based compensation expense is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the consolidated statement of operations included compensation expense for share-based payment awards granted prior to, but not yet vested as of, December 25, 2005, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 25, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the pro forma information required under SFAS No. 123 for the periods prior to fiscal year 2006, forfeitures were accounted for as they occurred.

Distribution of Capital and Preferred Returns

Our San Jose Grill, Chicago—Grill on the Alley, Grill on Hollywood, Daily Grill and Downtown Daily Grill restaurants are each owned by limited liability companies (the “LLCs”) for which we serve as manager and own a controlling interest. Each of the LLCs has (or had) minority interest owners, some of whom have participating rights in the joint venture such as the ability to approve operating and capital budgets and the borrowing of money. In connection with the financing of each of the LLCs, the minority members may have certain rights to priority distributions of capital until they have received a return of their initial investments (“Return of Member Capital”) as well as rights to receive defined preferred returns on their invested capital (“Preferred Return”). During 2007, we acquired the interest of the minority owner of the Downtown Daily Grill. As a result, at December 30, 2007, we own 100% of the Downtown Daily Grill.

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

San Jose Gril, LLC. Distributions from San Jose Grill, LLC are allocated as follows: (1) until the return of the initial capital contributions and any additional capital contributions and preferred returns, (a) 10% to us, as manager, and (b) 50.05% of 90% to us and 49.95% of 90% to the investor members, and (2) thereafter, (a) 16.67% to us, as manager, and (b) 50.05% of 83.33% to us and 49.95% of 83.33% to the investor members.

Chicago—The Grill on the Alley, LLC. Distributions from Chicago—The Grill on the Alley, LLC. are allocated as follows: (1) until return of the capital contributions and preferred return, 100% to the investor members, and (2) thereafter, 40% to us and 60% to the investor members.

The Grill on Hollywood, LLC. Distributions from Grill on Hollywood are allocated as follows: (1) until the return of the investor member’s initial capital contributions, 10% to us, as manager, and 90% to the investor members, (2) thereafter and until the return of our initial capital contributions, 90% to us and 10% to the investor members, (3) thereafter and until return of the preferred returns, 10% to us and 90% to the investor members, and (4) thereafter, 51% to us and 49% to the investor members.

The Daily Grill at Continental Park, LLC (South Bay Daily Grill). Distributions from South Bay Daily Grill are allocated as follows: (1) until payment in full of all deferred management fees, 100% to us, as manager, (2) thereafter, until return of any additional capital contributions, ratably between us and the investor members based on total additional capital contributions, (3) thereafter, until $300,000 of distributions are paid, 33.33% to us and 66.67% to the investor members, (4) thereafter, until return of investor member’s preferred return, 10% to us and 90% to the investor members, (5) thereafter, until the return of all investor member’s capital contributions, 10% to us and 90% to the investor members, (6) thereafter, until return of our preferred return, 90% to the us and 10% to the investor members, (7) thereafter, until return of all of our capital contributions, 90% to us and 10% to the investor members, and (8) thereafter, 50.1% to us and 49.9% to the investor members.

Universal CityWalk Daily Grill. Distributions from Universal CityWalk Daily Grill are allocated as follows: (1) until return of additional capital contributions, 50% to us and 50% to the partner, (2) the next $550,000 to the partner, (3) then until unpaid preferred return is paid in full 100% to the partner, (4) then 80% to the partner and 20% to us until return of initial capital contribution and (5) thereafter, 50% to us and 50% to the partner.

The following tables set forth a summary for each of the LLCs and the CityWalk Partnership of (1) the initial capital contributions of us and the minority LLC members or partner (the “Members”), (2) additional capital contributions, (3) the distributions of capital to the Members and/or us during the year ended December 30, 2007, (4) the unreturned balance of the capital contributions of the Members and/or us at December 30, 2007, (5) the Preferred Return rate to Members and/or us, (6) the accrued but unpaid preferred returns due to the Members and/or us at December 30, 2007, and (7) the management incentive fees, if any, payable to us.

	San Jose Grill, LLC				Chicago- The Grill On The Alley, LLC			The Grill On Hollywood, LLC
(in thousands)	Members		Company		Members		Company	Members		Company
Initial Capital Contribution:	$1,150	(a)	$350		$1,700	(b)	$—	$1,200			$250

Distributions of profit during the year ended December 30, 2007:	$165		$165		$—		$—	$—			$—

Unreturned Initial Capital Contributions at December 30, 2007:	$—		$—		$—		$—	$1,200			$250

Preferred Return rate:	10%		10%		8%		—	12%			12%

Accrued but unpaid Preferred Returns at December 30, 2007:	$—		$—		$—		$—	$—	(d)	$	(d)

Management Fee:			5%				5%				5%

(in thousands)	The Daily Grill at Continental Park, LLC (South Bay Daily Grill)				Universal Citywalk Daily Grill
	Members		Company		Members		Company
Initial Capital Contribution:	$1,000		$350		$1,100		$—

Additional capital contributions	$100		$100		$661		$661

Distributions of profit during the year ended December 30, 2007:	$—		$—		$—		$—

Unreturned Initial and Additional Capital Contributions at December 30, 2007:	$1,100		$450		$1,761		$661

Preferred Return rate:	10%		10	%(c)	—		—

Accrued but unpaid Preferred Returns at December 30, 2007:	$	(d)	$—	(d)	$—	(d)	$—

Management Fee:			5%				5%

(a)	The initial capital contributions of the Members of San Jose Grill LLC consisted of a capital contribution of $349,650 and a loan of $800,000.
(b)	The initial capital contributions of the Members of Chicago—Grill on the Alley, LLC consisted of a capital contribution of $1,000 and a loan of $1,699,000. $1,189,000 of the loan was converted to capital in 1999. Under the terms of the joint venture agreement, the LLC is obligated to repay both the converted capital and loan and the Company guaranteed the joint venture’s payment of these obligations. No losses are allocated to the minority interest partner as the investor has no equity at risk.
(c)	Our preferred return with respect to the South Bay Daily Grill is based on unrecovered capital contribution and accrued but unpaid management fees.
(d)	Due to the poor past performance of the restaurant the preferred return is not being accrued. We are not liable to pay the preferred return distributions, such that they represent a non-recourse obligation to the subsidiary entity. If preferred returns were accrued for The Grill on Hollywood, LLC the member would have an accrued preferred return of $1,296,000 and we would have an accrued preferred return of $270,000. If preferred returns were accrued for the South Bay Daily Grill the member would have an accrued preferred return of $674,000 and we would have an accrued preferred return of $260,000. If preferred returns were accrued for the CityWalk Partnership the member would have an accrued preferred return of $847,000.

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

Management believes that the fair values of assets and liabilities that are on our financial statements classified as current approximate their carrying values because of the short-term maturity of these assets and liabilities. The fair values of non-current assets and liabilities that are financial instruments, including restricted cash and long-term debt closely approximates their carrying value.

Recently Issued Accounting Requirements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which establishes new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests ($1,547,810 and 616,718 at December 31, 2007 and 2006, respectively) will be classified as shareowners’ equity, a change from its current classification between liabilities and stockholders’ equity. We are currently evaluating the future impacts and disclosures of this standard.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“FASB 141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. FASB 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a significant effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We have not yet determined the effect, if any, that the implementation of SFAS No. 159 will have on our results of operations or financial condition.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN No. 48”), which clarifies the accounting for and disclosure of uncertainty in tax positions. FIN No. 48 prescribes a recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition classification, interest and penalties, accounting in interim periods, disclosure and transition associated with tax positions. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. On January 1, 2007 we adopted the provisions of the FIN No. 48. See Note 11 to the consolidated financial statements for further discussion.

3. Furniture, Equipment and Improvements, Net

Furniture, equipment and improvements at December 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	2007	2006
Furniture and equipment	$14,065	$11,355
Leasehold improvements	27,656	20,203
Construction In Progress	1,645	371
Smallwares	797	679

Furniture, equipment and improvements	44,163	32,608
Less, Accumulated depreciation	(20,081)	(17,469)

Total furniture, equipment and improvements, net	$24,082	$15,139

4. Accrued Expenses

Accrued Expenses at December 30, 2007 and December 31, 2006 consisted of the following:

(in thousands)	2007	2006
Accrued payroll & taxes	$522	$517
Accrued sales tax	530	498
Accrued vacation	442	413
Accrued bonuses	355	651
Accrued rent	342	236
Workers’ compensation loss reserve	974	1,102
Accrued gift cards	347	269
Accrued credit card discounts	170	141
Accrued preferred return	82	25
Accrued construction costs	1,901	—
Other	1,634	1,213

Total accrued expenses	$7,299	$5,065

5. Debt

Diamond Creek Credit Facility

In March 2006, we entered into a new financing agreement with Diamond Creek Investment Partners, LLC, at which time our previous line of credit was terminated. The credit agreement was amended in December 2006 and in March 2008. The credit agreement as amended provides for a revolving term loan (the “Loan” or “Credit Agreement”) to the Company of the lesser of (a) $12.0 million, or (b) 2.25 times the Company’s trailing 12 month EBITDA. Funds may be borrowed under the credit agreement, subject to satisfaction of all conditions of funding, in monthly advances in minimum increments of $500,000. Borrowings under the credit facility may be used to pay expenses of the facility and for general corporate purposes. The interest rate on the facility is, at our option and subject to certain limitations on the use of London Interbank Offered Rate (“LIBOR”) based loans, equivalent to either (a) prime rate, but not less than 7%, plus an applicable margin, or (b) the LIBOR, but not less than 4%, plus an applicable margin. The margin, in each case, varied based upon our leverage ratio (funded debt to EBITDA, each as defined) and ranged from 2.75% to 3.50% with respect to prime rate loans and 5.50% to 6.25% with respect to LIBOR loans. The interest rate at December 30, 2007 and December 31, 2006 was equal to 10.85%. Following the March 2008 amendment to the credit agreement, the margins on LIBOR loans and prime rate loans are fixed at 5.25% and 2.5%, respectively.

The credit agreement provides that we will pay all expenses incurred in connection with the facility, including expenses incurred by the lender. By separate agreement, we agreed to pay certain fees associated with the facility, including a loan initiation fee of $120,000, an unused line fee of 0.5% of the unused portion of the credit facility payable monthly and a loan servicing fee of $3,000 per month. Pursuant to the March 2008 amendment to the credit agreement, the unused line fee was reduced to 0.4% to the extent borrowings do not exceed $500,000 and the monthly service fee is eliminated unless borrowings exceed $500,000. In connection with the March 2008 amendment to the credit agreement, we paid an amendment fee of $60,000.

The facility matures, and is payable in full, on March 9, 2011 subject to mandatory prepayment to the extent, if any, that the outstanding principal balance of loans under the facility exceeds 2.25 times trailing 12 month EBITDA or upon the occurrence of certain defined extraordinary events.

Our obligations under the credit agreement are secured by a first lien on all of our assets, including all of the capital stock and other equity interests held by us in our subsidiaries, subject to existing liens on such assets. The facility requires us to comply with certain ordinary lending covenants. These include, among others, financial covenants relating to maximum debt to EBITDA ratio, minimum EBITDA and maximum capital expenditures. We must also comply with certain information requirements, including providing periodic financial statements and projections as well as notices of defaults, litigation and other matters, maintenance of insurance and compliance with laws as well as limitations on liens and encumbrances, indebtedness, dispositions, dividends and retirement of capital stock, consolidations and mergers, changes in nature of business and other operating, financial and structural limitations.

Events of default in the credit agreement include, among others, (a) the failure to pay when due the obligations owing under the credit agreement, (b) the failure to perform and not timely remedy certain covenants, (c) certain cross defaults or cross accelerations, (d) the occurrence of bankruptcy or insolvency events, (e) the failure to make certain payments, or the occurrence of certain events, relating to retirement plans, (f) certain adverse judgments against us or any of our subsidiaries, (g) certain changes in ownership of our stock or the board of directors, or (h) the occurrence of, and failure to remedy, a material adverse effect (as defined in the credit agreement). Upon the occurrence of an event of default, the lender may terminate the facility and declare the loans thereunder due and payable in full.

In 2006, we borrowed $1 million under the terms of the credit agreement. The borrowed funds were primarily used to retire $874,192 of collateralized subordinated notes and manditorily redeemable capital obligations owed to the Michigan Avenue Group (“MAG”) by our subsidiary, Chicago Grill, $5,940 of interest and $50,000 for the first annual debt extinguishment payment, all of which were guaranteed by us, with the balance used for general working capital purposes. During 2007, we borrowed a total of $5.5 million under the Diamond Creek credit facility to fund (1) restaurant construction and pre-opening costs, (2) payment of accumulated dividends totaling $492,000 on the conversion of our Series II, 10% Convertible Preferred Stock, and (3) payment of the balance owing under the HRP Agreement, totaling $2.8 million. All amounts borrowed under the credit facility were repaid at December 30, 2007.

MAG Debt Extinguishment Obligation

As a result of the prepayment collateralized subordinated notes of MAG, MAG required a $200,000 penalty for earlier extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. We guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of December 30, 2007 is $100,000, which is included in current and long-term liabilities in the consolidated balance sheets.

Union Bank of California Line of Credit

In July 2007 we entered into a $400,000 line of credit agreement with Union Bank of California and borrowed $400,000 against it. The line of credit carried an interest rate of 5.19% and was paid in full on January 22, 2008. Payment was made from the certificate of deposit that secured the credit line which expired around the same date.

Debt obligations at December 30, 2007 and December 31, 2006 are summarized as follows:

(in thousands)	2007	2006
Note payable to lessor, uncollateralized, payable in monthly installments of $1, including interest at 10.0%, due April 2013.	84	92
Note payable to Union Bank under the equipment financing portion of the credit facility, payable in monthly installments of $1, including interest at 7.49%, due December 2009.	22	32
Note payable to Union Bank second draw under the equipment financing portion of the credit facility, payable in monthly installments of $2 including interest at 8.14%, due May 2010.	60	82
Note payable to Union Bank third draw under the equipment financing portion of the credit facility, payable in monthly installments of $5, including interest at 9.63%, due August 2011.	195	236
Line of credit with Diamond Creek Investment Partners, LLC due March 2011. The interest rate at December 30, 2007 was 10.85%.	—	1,240
Line of credit with Union Bank due January 22, 2008. Interest payments due monthly. The rate at December 30, 2007 was 5.26%.	400	—

	761	1,682
Less, Current portion of long-term debts	490	82

Long-term portion	$271	$1,600

Principal maturities of long-term debt are as follows:

Year Ending December:
(in thousands)
2008	$490
2009	99
2010	79
2011	53
2012	13
Thereafter	27

Total	$761

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

Other Long-Term Liabilities at December 30, 2007 and December 31, 2006 were comprised of:

(in thousands)	2007	2006
Tenant Improvement Allowances	$8,737	$6,609
Deferred Rent	2,085	2,103

Total Other Long-Term Liabilities	$10,822	$8,712

7. Related Parties

Completion of Hotel Restaurant Properties, Inc. Purchase

During 2007, we paid $3.0 million, completing our acquisition of certain rights and interests from Hotel Restaurant Properties, Inc. and certain affiliates (collectively, “HRP” or the “Sellers”) pursuant to the terms of our 2006 asset purchase and sale agreement whereby we acquired certain rights and interests of HRP relating to the operation of restaurants in hotels.

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

Terms of the Michigan Avenue Group Extinguishment Obligations

In March 2006, we retired the collateralized subordinated notes and mandatorily redeemable capital obligations owed to the MAG a member of Chicago – The Grill on the Alley, LLC (the “Chicago Grill”). As a result of the prepayment, MAG required a $200,000 penalty for early extinguishment of the obligations. The penalty is payable in four annual installments of $50,000, the first which was paid upon repayment of the obligations. We guaranteed the payment of the debt extinguishment penalty. The balance due to MAG as of December 30, 2007 is $100,000, which is included in current and long-term liabilities in the consolidated balance sheets.

The penalty on early extinguishment will be deemed to be a cash distribution of the Chicago Grill to MAG if the lease for the restaurant location of the Chicago Grill on the Alley is renewed. After renewal, we will receive the next $200,000 of cash distributions from the Chicago Grill, prior to any distributions being made to MAG. We will record this cash distribution when received.

Amendment to Starwood Development Agreement

On June 21, 2006, we entered into a First Amendment to the Development Agreement (the “First DA Amendment”) with Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”). The First DA Amendment amends the July 27, 2001 Development Agreement with Starwood to eliminate our obligation to issue warrants to Starwood following the opening of ten, fifteen and twenty restaurants warrants issued following the opening of five restaurants under the terms of the Development Agreement.

Under the terms of the First DA Amendment, if a fifth restaurant is opened under the terms of the Development Agreement, we will issue to Starwood warrants to purchase a number of shares of common stock equal to 4% of the shares outstanding at December 25, 2005. As of April 1, 2008, four restaurants were operated under the terms of the Development Agreement.

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

Amendment to Starwood Stockholders’ Agreement

On June 21, 2006, we entered into a First Amendment to Stockholders’ Agreement (the “First SA Amendment”) with Starwood. The First SA Amendment amends the July 27, 2001 Stockholders’ Agreement between us, Starwood and certain of our shareholders to (1) eliminate our obligation to cause at least two nominees of Starwood to be elected to our board of directors if ten or more restaurants are operated under the Development Agreement, and (2) modify certain provisions limiting the size of our board of directors.

Under the terms of the First SA Amendment, so long as Starwood continues to hold at least 333,334 shares of the Company’s common stock, the Company shall take all actions reasonably necessary to assure that at least one nominee of Starwood is elected to the board of directors and to limit the size of the board of directors to no more than nine persons.

Change in Starwood Involvement

On March 7, 2007 Starwood Hotels and Resorts Worldwide, Inc. (“Starwood”) transferred all of its shares in our company, totaling 923,873, as part consideration for the purchase of an interest in another food company called Eaturna, LLC. In addition, Starwood agreed to transfer to Eaturna, LLC, any and all rights that it may have and that are transferable under the Subscription Agreement, Development Agreement, Investor Rights Agreement and the Stockholders’ Agreement dated July 27, 2001, as amended in June 2006, between Starwood and us.

8. Stockholders’ Equity

Series II, 10% Convertible Preferred Stock

In June 1997, we completed a private placement of, among other securities, 500 shares of Series II, 10% Convertible Preferred Stock. The Series II, 10% Convertible Preferred Stock was convertible into common stock commencing one year from the date of issuance at the greater of (i) $4.00 per share, or (ii) 75% of the average closing price of our common stock for the five trading days immediately prior to the date of conversion; provided, however, that the conversion price shall in no event exceed $10.00 per share.

The Series II, 10% Convertible Preferred Stock was entitled to receive an annual dividend equal to $100 per share payable on conversion or redemption in cash or, at our option, in common stock at the then-applicable conversion price. During 2007, all of the outstanding shares of Series II, 10% Convertible Preferred Stock were converted into an aggregate of 95,184 shares of common stock and, in conjunction with such conversion, we paid accumulated dividends in arrears in the amount of $493,000.

Starwood Warrants

In July 2001, we completed a transaction with Starwood pursuant to which, among other things, we sold stock purchase warrants at $2.00 to Starwood and entered into a Development Agreement. During 2006, Starwood exercised its warrants by means of a cashless exercise pursuant to which we issued 257,206 shares of common stock to Starwood. At December 30, 2007, none of the warrants previously issued to Starwood were outstanding.

Under the Development Agreement, as amended by the First DA Amendment in 2006, upon the opening of the fifth restaurant pursuant to the Development Agreement, we are obligated to issue to Starwood five year warrants to purchase a number of shares of our common stock equal to 4.0% of the outstanding shares at December 31, 2005. As of April 1, 2008, there will be only four restaurants open under the terms of the Development Agreement.

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

In addition to the warrants described above, if and when the aggregate number of our restaurants operated under the Development Agreement exceeds 35% of the total Daily Grill, Grill and City Grill-branded restaurants, we will be obligated to issue to Starwood a warrant to purchase a number of shares of our common stock equal to 0.75% of the outstanding shares on that date exercisable for a period of five years at a price equal to the market price at that date. On each anniversary of that date at which the restaurants operated under the Development Agreement continue to exceed the 35% threshold, for so long as the Development Agreement remains effective, we shall issue to Starwood additional warrants to purchase 0.75% of the outstanding shares on that date at an exercise price equal to the market price on that date.

At December 30, 2007, we operated a total of four restaurants pursuant to the Development Agreement with Starwood and no warrants had been issued to Starwood under the Development Agreement. In March 2007, Starwood transferred all of its shares of our common stock to a separate entity called Eaturna, LLC, in which Starwood holds a non-controlling interest.

2007 Private Placement of Stock and Warrants

In July 2007, we sold, in the Offering, 2,000,000 Shares of common stock and Warrants to purchase up to an aggregate of 735,000 shares of common stock for aggregate gross proceeds of $14.1 million.

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

For their services in the Offering, we paid to the placement agents commissions totaling $0.8 million, or 6.5% of gross funds received (excluding funds received from affiliates of existing shareholders), and issued Placement Agent Warrants to purchase up to 85,164 shares of common stock, representing an aggregate of five percent of the shares of common stock sold in the Offering (excluding shares sold to affiliates of existing shareholders), for a term of up to three years at an exercise price equal to $8.75 per share, subject to adjustment only upon certain corporate events, including stock dividends, distributions and reclassifications.

Other Warrants

In February 1999; 17,708 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago Grill. The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago—The Grill on the Alley. These warrants expire June 2010.

In February 1999; 8,854 warrants exercisable at $7.00 per share were issued in connection with the receipt of a loan from a Member of the Chicago Grill . The exercisability of these warrants is contingent on the accepting of renewal options with regard to the restaurant lease for the Chicago—The Grill on the Alley. These warrants expire June 2015.

Issuance of Shares for Minority Interest in Downtown Daily Grill

In September 2007, we issued 245,455 shares of common stock, and paid $32,000 in cash, to acquire the 41.6% minority ownership interest in 612 Flower Daily Grill, LLC. See “Note 1. Business and Organization – Purchase of Minority Interest in Downtown Daily Grill.”

Sale of Shares On Exercise of Options

During 2007 we issued 56,325 shares of common stock pursuant to the exercise of stock options for aggregate consideration of $131,000. During 2006 we issued 35,250 shares of common stock pursuant to the exercise of stock options for aggregate consideration of $40,000.

Cancellation of Shares

During 2007, we cancelled 9,496 shares of common stock that were previously exchanged as consideration for warrant exercises.

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

Our Board of Directors has adopted the Grill Concepts, Inc. 1995 Stock Option Plan (the “1995 Plan”), the 1998 Stock Option Plan (the “1998 Plan”) and the 2006 Equity Incentive Plan (the “2006 Plan”). The Plans were approved at the respective 1996, 1998 and 2006 annual stockholders’ meetings. These Plans provide for options to be issued to team members and others. The exercise price of the shares under option shall be equal to or exceed 100% of the fair market value of the shares at the date of grant. The options generally vest over a five-year period. In 2005, the 1995 Stock Option Plan expired.

Under the 2006 Plan, 500,000 shares are reserved for issuance pursuant to the exercise of stock options and awards of restricted stock, stock appreciation rights and other similar equity based award grants. At December 30, 2007, there were 131,791 shares available for grant under the 2006 Plan and 152,300 shares available for grant under the 1998 plan.

Effective December 26, 2005, the first day of our 2006 fiscal year, we adopted FASB SFAS No. 123R, “Share-Based Payment” using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods. Under this transition method, stock-based compensation was recognized for expenses related to the options vesting in 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, consultants and non-employee directors. The resulting compensation expense is recognized over the requisite service period, which is generally the option vesting term of five years. Options issued to non-employee directors are vested 100% at grant date. Prior to fiscal 2006, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements as permitted by SFAS No. 123.

Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations. Prior to the adoption of SFAS No. 123R, the effect of forfeitures on the pro forma expense amounts were recognized as the forfeitures occurred.

There were 203,209 and 183,250 options granted during the 2007 and 2006 fiscal years, respectively. We utilize the Black-Scholes option pricing model for estimating our stock-based compensation cost.

We have adopted the simplified method for determining the expected term of the options. The expected stock price volatility is based on the historical volatility of our stock. The risk-free interest rate is based on the U.S. Treasury yield in effect at the time of grant with an equivalent remaining term. We have not paid dividends in the past and do not currently plan to pay any dividends in the near future.

The fair value of each option grant issued is estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006
Expected volatility	66.03%	68.40%
Risk free interest rate	5.07%	5.15%
Expected option life	6.28 years	6.33 years
Dividend yield	0%	0%
Weighted average grant date fair value	$4.66	$2.13

At December 30, 2007 a total of 284,091 common shares are reserved for issuance pursuant to these plans.

Stock options activity during the year ended December 30, 2007 was as follows:

	Number of Shares	Weighted- Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	811,100	$2.92
Granted	203,209	7.11
Exercised	(56,325)	2.33
Cancelled	(91,750)	3.16

Outstanding at December 30, 2007	866,234	$3.84	6.1	$1,251,524

Exercisable at December 30, 2007	503,005	$3.10	4.3	$911,784

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on December 30, 2007 of $4.30 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the year ended December 30, 2007 was $212,000.

As of December 30, 2007, total unrecognized stock-based compensation expense related to non-vested stock options was $883,000, which is expected to be recognized over a weighted-average period of approximately 3.3 years. As of December 30, 2007 there were 284,091 shares of common stock available, under all available stock option plans, for issuance pursuant to future stock option grants.

9. Pension Plan

Effective January 1, 1996, we established the Grill Concepts, Inc. 401(k) Plan (the “Plan”), a defined contribution savings plan, which is open to all team members who have completed one year (1,000 hours in that year) of service and have attained the age of 21. The Plan allows team members to contribute up to the lesser of the Internal Revenue Code-prescribed maximum amount or 20% of their income on a pre-tax basis, through contribution to the Plan. The Company’s contributions are discretionary. The Company’s contributions to the Plan totaled $ 40,000 in 2007 and $48,000 in 2006.

10. Commitments and Contingencies

Leases

We lease most of our restaurant facilities and corporate offices under non-cancelable operating leases. The restaurant leases generally include land and building, require various expenses incidental to the use of the property, and certain leases require contingent rent above the minimum lease payments based on a percentage of sales. Certain leases also contain renewal options and escalation clauses. Lease escalation clauses based on changes in the consumer price index are accounted for as contingent rentals.

The aggregate minimum lease payments under non-cancelable operating leases at December 30, 2007 are as follows:

(in thousands)
Fiscal Year Ending
2008	$4,927
2009	5,974
2010	5,518
2011	5,134
2012	4,706
Thereafter	22,746

Total	$49,005

Rent expense was $4.2 million for fiscal year 2007 compared to $4.5 million for 2006. Contingent rentals which are payable on the basis of a percentage of sales in excess of base rent amounts were $0.9 million for fiscal year 2007 compared to $0.6 million for 2006

Legal Matters

Restaurants such as those operated by us are subject to litigation in the ordinary course of business; most of the related costs we expect to be covered by general liability insurance. However, punitive damage awards are not covered by general liability insurance. Punitive damages are routinely claimed in litigation actions against us. There can be no assurance that punitive damages will not be given with respect to any actions currently pending or that may arise in the future.

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

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case has been placed in a stay status pending mediation in the summer of 2008.

We intend to vigorously defend this action. We recorded a liability of $150,000 for management’s best estimate of the resolution of this matter in 2005, which remains the amount accrued for this loss contingency. It is reasonably possible that the amount of loss resulting from this claim could significantly increase within the next 12 months. However, the ultimate resolution of this matter cannot be determined at this time.

We have three suppliers which account for a majority of our purchases. We have a policy of strengthening our supplier relationships by concentrating our purchases over a limited number of suppliers in order to maintain quality, consistency, and cost controls and to increase the suppliers’ commitment to us. We rely upon, and expect to continue to rely upon, several single source suppliers.

We plan new restaurant openings during 2008 and beyond. The restaurants will be structured as owned or management agreements. In connection with the building of the restaurants, we may be obligated for a portion of the start-up and/or construction costs.

Commencing in 2004 through November 2006, we had a high deductible workers’ compensation insurance plan. During this period, we may have substantially higher exposure to losses resulting from claims under that policy should those claims exceed our prior deductible levels. In December 2006, we changed back to a guaranteed workers’ compensation insurance plan, which limits exposure to only the premiums related to the plan.

11. Income Taxes

The benefit for income taxes for the fiscal years ended December 30, 2007, and December 31, 2006 are as follows:

(in thousands)	2007	2006
Current – federal	$(53)	$476
Current – state	64	203

Subtotal-current	11	679

Deferred – federal	(415)	(4,370)
Deferred – state	(79)	(798)

Subtotal-deferred	(494)	(5,168)

Total benefit for income taxes	$(483)	$(4,489)

The following is a reconciliation of taxes at the U.S. federal statutory rate and the effective tax rate:

(in thousands)	2007	2006
Taxes at federal tax rate	$(538)	$(997)
State tax net of federal benefit	(15)	(89)
Stock based compensation	74	—
Change in valuation allowance	42	(2,124)
General business and tip credit tax	(457)	(693)
Minority interests	(68)	(796)
Deferred tax asset adjustment (1)	383	—
Other	96	210

Total benefit for income taxes	$(483)	$(4,489)

(1)	During 2007, the Company completed an evaluation of the recorded deferred tax assets and liabilities. As a result of this evaluation an adjustment in the amount of $1.1 million was made to increase the deferred tax asset related to partnerships, a $0.8 million adjustment to decrease the deferred tax asset related to fixed assets and a $0.1 million adjustment to stock based compensation.

Deferred tax assets and liabilities consist of the following as of December 30, 2007 and December 31 2006:

(in thousands)	2007	2006
Deferred tax assets:
Net operating loss	233	$233
Fixed assets	721	—
Intangibles	1,307	1,343
General business credit Partnerships	1,564 532	1,501 1,749
Deferred rent	2,816	1,885
Workers’ compensation	280	276
Other	327	372

Total gross deferred tax assets	7,780	7,359
Less, Valuation allowance	1,265	1,223

Net deferred tax assets	6,515	6,136
Deferred tax liabilities:
State taxes	(276)	(213)
Fixed assets	—	(177)

Total gross deferred tax liabilities	(276)	(390)

Net deferred tax assets and liabilities	6,239	5,746

Less, current portion	275	359

Net long-term deferred tax assets and liabilities	$5,964	$5,387

At December 30, 2007, we had available state net operating loss carryforwards of $4.0 million that may be utilized to offset future state taxable earnings. The remaining state net operating losses began expiring in 2003. At December 30, 2007, we had available federal general business credit carryforwards of $1.6 million that may be utilized to offset future federal tax liabilities. These credits expire beginning in 2018 through 2027.

During 2006, we reversed a significant portion of the valuation allowance recorded as of December 25, 2005 due to a change in judgment about future years, which was supported by a recent history of taxable income, projected future taxable income and expected reversals of existing taxable temporary differences. Due to federal and state laws, we do not believe that it is more likely than not that all of the general business credits and state net operating losses will be utilized in the future. Consequently, we provided valuation allowances of $1.3 million and $1.2 million as of December 30, 2007 and December 31, 2006, respectively.

The Company adopted the provisions of FIN No. 48 on January 1, 2007. FIN 48, which clarifies Statement 109, Accounting for Income Taxes, requires the Company to recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. In addition, FIN 48 permits an entity to recognize interest and penalties related to tax uncertainties either as income tax expense or operating expenses. The Company has chosen to recognize interest and penalties related to tax uncertainties as income tax expense.

At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on our evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. As a result, the adoption of FIN 48 did not have a material impact on the Company's results of operation and financial position.

The Company is subject to U.S. Federal income tax as well as to income tax of multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2004 through 2006 tax years. State income tax returns are subject to examination for a period of three to four years after filing.

12. Store Openings, Leases, Management Agreements and Closings

Openings

During 2007, we opened four restaurants, a 100% owned Daily Grill which opened in July 2007 in Austin, Texas; a 100% owned Daily Grill which opened in November 2007 in Fresno, California and two managed hotel based Daily Grills which opened in Memphis, Tennessee and Seattle, Washington during April 2007 and June 2007, respectively.

Leases and Management Agreements

In January 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant in Dallas, Texas. The restaurant will be located in the Park Lane development in North Dallas. The restaurant is currently scheduled to open in summer 2009.

In March 2007, we signed a lease agreement to open a wholly owned Daily Grill restaurant located in the City North development in Phoenix, Arizona. The restaurant is currently scheduled to open in summer 2009.

In April 2007, we signed a management agreement for a hotel-based Daily Grill restaurant in Tulsa, Oklahoma. The restaurant is currently scheduled to open in summer 2008. The management agreement has an initial term of 10 years and a minimum guaranteed annual management fee of $200,000.

In May 2007, we signed a lease to open a wholly owned Daily Grill restaurant at The Shops at Prudential Center in Boston, Massachusetts. The restaurant is currently scheduled to open in spring 2008.

In August 2007, we signed a lease to open a wholly owned Grill on the Alley restaurant at The Promenade at Westlake in Thousand Oaks, California. The restaurant is currently scheduled to open in late 2008.

In December 2007, we signed a lease to open a new quick service restaurant concept called “In Short Order—Daily Grill” in the Sheraton Hotel in Seattle, Washington, which opened for business on February 14, 2008.

In December 2007, we signed a lease to open a Daily Grill at The Towne Center in Annapolis, Maryland. The restaurant is currently scheduled to open in summer 2009.

In December 2007, we signed a lease to open a wholly owned Daily Grill in the Westin Hotel near the Los Angeles International Airport. The restaurant is currently scheduled to open in late 2008.

Closings

In April 2007, we terminated the license of the Skokie Daily Grill due to the failure of the licensee to operate the restaurant in accordance with the license agreement. The termination of the Skokie license is not expected to have a material impact on our consolidated balance sheets or statements of operations.

13. Subsequent Events

New Restaurant Development

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008.

Credit Facility

On March 19, 2008, the Company amended its credit agreement with Diamond Creek to increase the allowable annual threshold for capital expenditures.

Equipment Leasing

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen construction financing.

14. Quarterly Financial Data (Unaudited)

Summarized unaudited quarterly financial data for fiscal years 2007 and 2006 is as follows:

(in thousands, except for per share data)	Quarter Ended
	April 1, 2007	July 1, 2007	September 30, 2007		December 30, 2007
Total revenues	$21,722	$22,784	$21,324		$26,924
Income (loss) from operations	509	91	(741)		(1,277)
Net income (loss)	187	(39)	(589)		(859)
Basic net income (loss) per share	$0.03	$(0.01)	$(0.07)		$(0.13)
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.07)		$(0.13)

	March 26, 2006	June 25, 2006	September 24, 2006		December 31, 2006
Total revenues	$19,300	$18,726	$19,204		$23,546
Income (loss) from operations	596	(88)	(3,477)		575
Net income (loss)	482	1,510 (a)	(1,923	)(c)	1,235 (b)
Basic net income (loss) per share	$0.08	$0.26	$(0.30)		$0.17
Diluted net income (loss) per share	$0.08	$0.23	$(0.30)		$0.19

Note: Due to rounding, the sum of individual columns may not equal the earnings per share for the year.

(a)	Quarterly net income includes tax benefits from the reversal of the majority of the valuation allowance against deferred tax assets.
(b)	Quarterly net income includes tax benefits from the additional reversal of the valuation allowance against deferred tax assets and the generation of general business credits.
(c)	Quarterly net loss includes the effect of recording a contract termination cost related to the purchase of certain rights from Hotel Restaurant Properties, Inc. and affiliates.