Form 10-Q
period 2008-03-30
GRILL CONCEPTS INC
filed 2008-05-19
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______.

Commission File No. 0-23326

GRILL CONCEPTS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3319172
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6300 Canoga Avenue, Suite 1700 Los Angeles, California	91367
(Address of principal executive offices)	(Zip code)

(818) 251-7000

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, the number of outstanding shares of Common Stock of the issuer was 8,797,730.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 30, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$2,268	$4,887
Inventories	1,043	1,132
Receivables, net of reserve ($232 in 2008 and 2007)	1,549	1,288
Reimbursable costs receivable	1,499	1,565
Income taxes receivable	64	234
Note receivable, current portion	15	15
Prepaid expenses and other current assets	1,198	860
Deferred income taxes	167	275

Total current assets	7,803	10,256
Furniture, equipment and improvements, net	26,652	24,082
Restricted cash	792	792
Note receivable	53	53
Liquor licenses	729	729
Deferred income taxes	6,407	5,964
Goodwill	720	720
Other assets	924	742

Total assets	$44,080	$43,338

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,890	$1,861
Accrued expenses	7,032	7,299
Accrued managed outlets operating expenses	1,499	1,565
Income taxes payable	96	—
Long-term debt, current portion	339	490
Liability for debt extinguishment, current portion	50	50

Total current liabilities	11,906	11,265
Long-term debt	271	271
Liability for debt extinguishment	50	50
Other long-term liabilities	10,860	10,822

Total liabilities	23,087	22,408

Minority interest	784	617
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.00004 par value; 12,000,000 shares authorized, 8,797,730 and 8,793,530 issued and outstanding in 2008 and 2007, respectively	—	—
Additional paid-in capital	29,716	29,682
Accumulated deficit	(9,507)	(9,369)

Total stockholders’ equity	20,209	20,313

Total liabilities, minority interest and stockholders’ equity	$44,080	$43,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Sales	$17,948	$17,037
Cost reimbursements	6,537	4,197
Management and license fees	585	488

Total revenues	25,070	21,722
Operating expenses:
Cost of sales	5,116	4,864
Restaurant operating	10,613	9,942
Reimbursed costs	6,537	4,197
General and administrative	1,943	1,528
Depreciation and amortization	821	556
Pre-opening costs	174	126

Total operating expenses	25,204	21,213
Income (loss) from operations	(134)	509
Interest, net	(12)	(67)

Income (loss) before benefit (provision) for income taxes and minority interest	(146)	442
Benefit (provision) for income taxes	66	(177)

Income (loss) before minority interest	(80)	265
Minority interest in net profit of subsidiaries	(58)	(78)

Net income (loss)	(138)	187
Preferred dividends accrued	—	(6)

Net income (loss) applicable to common stock	$(138)	$181

Net income (loss) per share applicable to common stock:
Basic	$(0.02)	$0.03

Diluted	$(0.02)	$0.03

Weighted-average shares outstanding:
Basic	8,794	6,420

Diluted	8,794	6,803

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net income (loss)	$(138)	$187
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	821	556
Amortized deferred rent and lease incentives	(229)	(156)
Amortized debt issuance costs	(9)	—
Provision for doubtful accounts	—	(76)
Stock based compensation	25	38
Deferred income taxes	(335)	65
Minority interest in net profit of subsidiaries	58	78
Changes in operating assets and liabilities:
Inventories	89	(1)
Receivables	(261)	23
Income taxes receivable	170	88
Prepaid expenses and other current assets	(338)	16
Other assets	(173)	19
Accounts payable	1,029	(193)
Accrued expenses	(553)	(191)
Income taxes payable	96	22
Payable to Hotel Restaurant Properties, Inc	—	(69)
Tenant improvement allowances	267	213

Net cash provided by operating activities	519	619

Cash flows from investing activities:
Purchase of furniture, equipment and improvements	(2,831)	(1,142)

Net cash used in investing activities	(2,831)	(1,142)

Cash flows from financing activities:
Net capital contributions from minority shareholders	109	(130)
Payments on long-term debt	(425)	(19)
Payments on liability for debt extinguishment	—	(50)
Proceeds from exercise of stock options and warrants	9	51

Net cash used in financing activities	(307)	(148)

Net decrease in cash	(2,619)	(671)
Cash, beginning of period	4,887	3,049

Cash, end of period	$2,268	$2,378

Supplemental cash flows information:
Cash paid during the period for:
Interest	$16	$65
Non-cash investing and financing activities:
Construction in progress included in accrued liabilities	$286	$—
Capital lease equipment financing	$274	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended March 30, 2008 have not been audited by our independent registered public accounting firm. The December 30, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 30, 2007. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results, which ultimately will be reported for the full year ending December 28, 2008.

The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

2.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at March 30, 2008 and December 30, 2007 were comprised of:

(in thousands)	2008	2007
Lease incentives receivable	$100	$100
Prepaid rent	307	271
Prepaid insurance	155	43
Prepaid taxes	112	90
Prepaid expenses, other	524	356

Total prepaid expenses and other current assets	$1,198	$860

3.	Restricted Cash

At March 30, 2008 and December 30, 2007, restricted cash consisted of a certificate of deposit for $610,000, established at Union Bank of California (“Union Bank”), serving as collateral for a standby letter of credit to support a workers’ compensation policy, $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims and $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California.

4.	Long-term Debt

Long-term debt consists primarily of amounts borrowed under capital lease obligations with Union Bank. On July 20, 2007; we entered into a $400,000 line of credit agreement with Union Bank and borrowed $400,000 against it. We entered into this line of credit in order to access funds that are held in a certificate of deposit with Union Bank, which acts as collateral for our standby letter of credit supporting a workers’ compensation policy. The line of credit expired on January 22, 2008 and was paid in full.

On March 19, 2008, the Company entered into an amendment to its credit agreement with Diamond Creek Investment Partners, LLC, which increased the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement. As consideration for the lender’s agreement to amend the credit agreement, the Company paid an amendment fee of $60,000.

On April 30, 2008, the Company amended its credit agreement with Diamond Creek to allow for the inclusion of certain non-operating expense amounts in the definition of EBITDA for debt covenant calculation purposes.

5.	Liability for Debt Extinguishment

Liability for debt extinguishment consists of a $200,000 penalty payable in annual installments of $50,000 as a result of the retirement of the collateralized subordinated note and redeemable capital obligations owed to the Michigan Avenue Group (“MAG”), a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). The balance due to MAG as of March 30, 2008 and December 31, 2007 was $100,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

6.	Other Long-Term Liabilities

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we record deferred rent, where lease payments are lower than rental expense, recognized on a straight-line basis.

Other long-term liabilities at March 30, 2008 and December 30, 2007 were comprised of:

(in thousands)	2008	2007
Lease incentives	$8,761	$8,737
Deferred rent	2,099	2,085

Total other long-term liabilities	$10,860	$10,822

7	Income Taxes

On January 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of March 30, 2008.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 28, 2004 and thereafter. The Company and its subsidiaries’ state income tax returns are also open to audit under the same statute of limitations for the years ended December 29, 2003 and thereafter.

We accrue interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. We had no such accrued interest or penalties associated with unrecognized tax benefits included in accrued liabilities as of the date of adoption of FIN No. 48 or as of March 30, 2008.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of our general business credit carryforwards may be limited if there is greater than a 50% cumulative change in ownership.

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 45% is due to applying the annual expected effective tax rate to the interim period. The difference between the statutory rate and the effective tax rate is also due to the impact of state income taxes, income allocations to the minority interest and general business credits.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the three months ended March 30, 2008 and April 1, 2007 follows:

(in thousands)	Earnings	2008 Shares	Earnings	2007 Shares
Net income (loss)	$(138)		$187
Less: preferred dividends accrued	—		(6)

Basic net income (loss) applicable to common stock	(138)	8,794	181	6,420
Dilutive Securities:
Dilutive stock options		—		307
Dilutive potential common shares		—		76

Dilutive net income (loss) applicable to common stock	$(138)	8,794	$181	6,803

For the three months ended March 30, 2008; 847,084 options and 846,726 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended April 1, 2007; 419,892 options; 26,562 warrants and 500 shares of convertible preferred stock were excluded from the calculation because they were anti-dilutive.

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

Stock option activity pursuant to our performance incentive plans during the three months ended March 30, 2008 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	866,234	$3.84	6.1	$1,251,524
Granted	—	—
Exercised	(4,200)	2.16
Cancelled	(14,950)	5.50

Outstanding at March 30, 2008	847,084	$3.83	5.8	$857,806

Exercisable at March 30, 2008	500,545	$3.10	4.1	$596,998

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on March 30, 2008 of $3.77 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 30, 2008. This amount changes based on the fair market value of our stock.

Total intrinsic value of options exercised for the three months ended March 30, 2008 and April 1, 2007 was $8,000 and $98,000, respectively. As of March 30, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $607,000, which is expected to be recognized over a weighted-average period of approximately 3.4 years.

There were no options granted during either the three months ended March 30, 2008 or April 1, 2007.

The following table reflects share-based compensation recorded for the three months ended March 30, 2008 and April 1, 2007:

	Three Months Ended
(in thousands, except per share amounts)	March 30, 2008	April 1, 2007
Share based compensation expense	$25	$38
Basic earnings per share effect of share based compensation expense	$(0.00)	$(0.01)

At March 30, 2008, there were 299,041 shares available for grant under existing performance incentive plans.

10.	Equity Transactions

During the three months ended March 30, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000. During the three months ended April 1, 2007, the Company issued 26,350 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $51,000.

11.	Distribution of Capital and Preferred Returns

During the three months ended March 30, 2008, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the various LLC’s (the “LLCs”) in which we hold less than 100% interest, and the Universal CityWalk Daily Grill partnership occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the three months ended March 30, 2008 totaled $60,000 to us and $60,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the three months ended March 30, 2008 totaled $85,000 from us and $135,000 from the other partner. At March 30, 2008, our unreturned capital contributions balance totaled $746,000 and the other partner’s unreturned capital contributions totaled $1,896,000.

Except for the foregoing, there were no other distributions of profits from any of the LLCs or from the Universal CityWalk Daily Grill partnership and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 30, 2007.

12.	Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 which did not have an impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a significant effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

13.	Commitments and Contingencies

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

A new class action lawsuit of the same nature was filed on April 4, 2008 in the Supreme Court for the County of Los Angeles. We have requested that the case be combined with the original class action lawsuit.

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

Credit Facility

On March 19, 2008, the Company entered into an amendment to its credit agreement with Diamond Creek Investment Partners, LLC, which increased the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement.

Equipment Leases

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term loan and will be recorded as a capital lease on the balance sheet. Until such time, the Company will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 6% to 7% rate and is repaid quarterly over three years. At March 30, 2008; $274,000 had been drawn on the facility relating to the Boston Daily Grill kitchen equipment and is included in the current portion of long term debt line item on the accompanying balance sheet.

Restaurant Leases

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008.

14.	Subsequent Events

On May 5, 2008 we opened a wholly owned Daily Grill restaurant in The Shops at Prudential Center in Boston, Massachusetts.

On April 30, 2008, the Company amended its credit agreement with Diamond Creek to allow for the inclusion of certain non-operating expense amounts in the definition of EBITDA for debt covenant calculation purposes.

During April and May 2008, the Company drew down on its Credit Facility in amounts totaling $3.5 million.

The Company moved to its new corporate offices in April 2008, in conjunction with the expiration of the lease for the former offices in Brentwood, California.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Form 10-Q. Except for the historical information contained herein, the discussion in this Form 10-Q contains certain forward looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward looking statements wherever they appear in this Form 10-Q. Our actual results could differ materially from those discussed here. For a discussion of certain factors that could cause actual results to be materially different, refer to our Annual Report on Form 10-K for the year ended December 30, 2007.

Current Year Developments

Restaurant Openings and Leases

In February 2008, we opened our first “In Short Order – Daily Grill” quick-casual restaurant in the lobby of the Sheraton Hotel in Seattle, Washington.

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008. This new lease entered into by the Company in 2008 increased our lease commitments as presented in the Material Changes in Financial Condition, Liquidity and Capital Resources section below, by approximately $3.9 million.

Equipment Leases

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term loan and will be recorded as a capital lease on the balance sheet. Until such time, the Company will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 6% to 7% rate and is repaid quarterly over three years. At March 30, 2008; $274,000 had been drawn on the facility relating to the Boston Daily Grill kitchen equipment and is included in the current portion of long term debt line item on the accompanying balance sheet.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Sales	71.6%	78.4%
Cost reimbursements	26.1	19.3
Management and license fees	2.3	2.3

Total revenues	100.0	100.0

Operating expenses:
Cost of sales	20.4	22.4
Restaurant operating	42.3	45.8
Reimbursed costs	26.1	19.3
General and administrative	7.8	7.0
Depreciation and amortization	3.3	2.6
Pre-opening costs	0.7	0.6

Total operating expenses	100.6	97.7

Income (Loss) from operations	(0.5)	2.3
Interest, net	(0.0)	(0.3)

Income (Loss) before benefit (provision) for income taxes and minority interest	(0.6)	2.0
Benefit (provision) for income taxes	0.6	(0.8)
Minority interest in net profit of subsidiaries	(0.2)	(0.4)

Net income (loss)	(0.2)%	0.8%

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended
	March 30, 2008	April 1, 2007
Cost of sales	28.5%	28.5%
Restaurant operating expenses	59.1	58.4

The following tables set forth certain financial information and other restaurant data relating to our Company owned, managed and licensed restaurants, by concept:

	First Quarter Openings		Total Open at End of First Quarter
	2008	2007	2008	2007
Daily Grill:
Company Owned	—	—	14	12
Managed	—	—	8	6
Licensed	—	—	1	2
Grill on the Alley:
Company Owned	—	—	5	5
In Short Order – Daily Grill:
Company Owned	1	—	1	—

Total	1	—	29	25

	Three Months Ended
	March 30, 2008	April 1, 2007
Weighted-average weekly sales per Company owned restaurant:
Daily Grill	$64,907	$68,646
Grill on the Alley	93,576	97,362
Change in comparable restaurant sales:(1)
Daily Grill	(5.4)%	7.3%
Grill on the Alley	(2.0)%	10.4%
Total comparable sales	(4.1)%	8.3%
Total consolidated sales (in thousands):
Daily Grill	$11,813	$10,709
Grill on the Alley	6,082	6,328
In Short Order – Daily Grill	53	—

Total consolidated sales	$17,948	$17,037

(1)	When computing comparable restaurant sales, comparable stores are defined as those stores which have been open for at least 18 consecutive months without closure for seven or more consecutive days.

We also earn revenues from management and license fees based on a percentage of sales and, in some cases, profit incentives from restaurants under management and licensing arrangements. Our management and license fees revenue typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our sales revenues in the condensed consolidated statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenue.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Managed	$7,509	$5,587
Licensed	1,480	1,563

	$8,989	$7,150

Management and license fees	$585	$488

Percent of sales	6.5%	6.8%

Material Changes in Results of Operations for the Three Months Ended March 30, 2008 as compared to the Three Months Ended April 1, 2007

Revenues

Total revenues increased 15.4% to $25.1 million for the first quarter 2008 from $21.7 million in the first quarter 2007. For the quarter, total revenues consisted of sales revenues of $17.9 million, up 5.4% from $17.0 million in 2007, management and license fees of $0.6 million, up 20.0% from $0.5 million in 2007, and reimbursed managed outlet expenses of $6.5 million, up 55.6% from $4.2 million in 2007. Total comparable sales decreased by 4.1% for the first quarter of 2008 from a strong 8.3% increase in the prior comparable period. Excluding the Company’s three locations in Orange County and adjacent in California, which have been heavily impacted by the mortgage crisis, same-store sales for the first quarter of 2008 would have been down by only 2.4%

Daily Grill Restaurants Sales for Daily Grill restaurants increased by 10.9% from $10.7 million in the first quarter of 2007 to $11.9 million in the first quarter of 2008. The increase in sales revenues for the Daily Grill restaurants from the first quarter 2007 to the first quarter 2008 was primarily attributable to the opening of the Austin and Fresno Daily Grills in July and November of 2007, respectively ($1.4 million), the closing of the Brentwood Daily Grill for remodel during the first quarter of 2007 ($0.3 million), partially offset by lower sales at the other Daily Grills due to inflationary economic pressures ($0.5 million). Weighted-average weekly sales at the Daily Grill restaurants decreased 5.4% from $68,646 in the first quarter 2007 to $64,907 in the first quarter of 2008. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2008 reflected menu price increases in June/July 2007 and November/December of 2007. We believe the decrease in same-store sales was principally attributable to the macro economic factors impacting the restaurant industry in general.

Grill on the Alley Restaurants Sales for Grill on the Alley (“Grill”) restaurants decreased by 3.9% from $6.3 million in the first quarter of 2007 to $6.1 million in first quarter of 2008. The decrease in sales revenues for the Grill restaurants from 2007 to 2008 was attributable to a decrease in same-store sales of 2.0% ($0.1 million) and construction around one of the Grill locations that impacted sales ($0.1 million). Weighted-average weekly sales at the Grill restaurants decreased 3.9% from $97,362 in the first quarter of 2007 to $93,576 in the first quarter of 2008.

Management and License Fees Management and license fees was attributable to hotel restaurant management services which accounted for $548,000 of management fees during the first quarter of 2008 as compared to $436,000 during the first quarter of 2007 and licensing fees of $37,000 during the first quarter of 2008 compared to $52,000 during the first quarter of 2007. The increase in management fees during the first quarter of 2008 was primarily attributable to the opening of the Seattle Daily Grill and the Memphis Daily Grill in 2007 ($117,000). The decrease in license fees revenue was primarily attributable to the termination of a license to operate a Daily Grill in Skokie, Illinois.

Cost Reimbursements Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements in the three months ended March 30, 2008 compared to three months ended April 1, 2007 was attributable to the opening of the Memphis Daily Grill and the Seattle Daily Grill.

Operating Expenses

Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization and pre-opening costs, increased 18.9% to $25.2 million in the first quarter of 2008 from $21.2 million in the first quarter of 2007.

Cost of Sales Sales revenues increased by 5.4% ($0.9 million) in the first quarter of 2008 as compared to the first quarter of 2007 and total cost of sales increased by 5.2% ($0.3 million) during the same period. The dollar increase in cost of sales is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products. Cost of sales as a percentage of restaurant sales was 28.5% for both the first quarter of 2008 and 2007.

Restaurant Operating Restaurant operating expenses increased by $0.7 million, or 6.8%, for the first quarter of 2008 compared to the same period in 2007. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Austin Daily Grill ($0.5 million), an increase in payroll and related costs at comparable restaurants ($0.1 million) as well as an increase in utility costs at comparable restaurants ($0.1 million). Restaurant operating expenses, as a percentage of restaurant sales, were 59.1% in the first quarter of 2008 and 58.4% in the first quarter of 2007.

Reimbursed Costs Reimbursed costs increased 55.6% from $4.2 million to $6.5 million for the first quarter of 2008 compared to the first quarter of 2007. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase is primarily due to the opening of the Seattle Daily Grill and the Memphis Daily Grill during 2007.

General and Administrative General and administrative expenses increased 27.3% for the first quarter of 2008 compared to the first quarter of 2007. As a percentage of total revenues, general and administrative expense totaled 7.8% for the first quarter of 2008 compared to 7.0% for the first quarter of 2007. The increase in total general and administrative expenses of $0.4 million for the first quarter of 2008 compared to the first quarter of 2007 was primarily attributable to an increase in corporate compensation and related costs ($0.2 million) and consulting services ($0.2 million), including costs incurred for the final implementation of Sarbanes-Oxley.

Depreciation and Amortization Depreciation and amortization expense increased 47.8% for the first quarter of 2008 compared to the first quarter of 2007. As a percentage of restaurant sales, depreciation and amortization expense was 4.6% for the first quarter of 2008 and 3.3% for the first quarter of 2007. The increase in depreciation expense is attributable to the Fresno Daily Grill and Austin Daily Grill, which opened in 2007 after the first quarter ($0.2 million) and remodeled Daily Grills in Brentwood and Studio City ($0.1 million).

Pre-opening Costs Pre-opening costs totaled $174,000 in the first quarter of 2008 compared to $126,000 in the first quarter of 2007. Pre-opening costs in the first quarter of 2008 were primarily attributable to costs associated with the opening of the Boston Daily Grill and the quick-casual concept, In Short Order – Daily Grill, in Seattle, Washington.

Interest, net

Total net interest expense decreased $55,000, or 81.7% to $12,000, during the first quarter of 2008 compared to the first quarter of 2007. The decrease in interest expense for the three month period was primarily attributable to paying off all outstanding balances on our credit facility during the third quarter of 2007.

Income Taxes

During the three months ended March 30, 2008, we reported a tax benefit of $66,000. During the three months ended April 1, 2007, we reported a tax expense of $177,000. The 2008 tax benefit was primarily attributable to a taxable loss and our ability to utilize certain tax credits.

Minority Interest

We reported a minority interest in the profit of consolidated subsidiaries of $58,000 during the 2008 first quarter as compared to a minority interest profit of $78,000 during the same quarter of 2007. The decrease in minority interest for the quarter was primarily attributable to the purchase of the Downtown Daily Grill partnership during the third quarter of 2007.

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity

At March 30, 2008 we had negative working capital of $4.1 million and a cash balance of $2.3 million compared to negative working capital of $1.0 million and a cash balance of $4.9 million at December 30, 2007.

The decrease in our cash position reflects the following cash flows:

	Three Months Ended
(in thousands)	March 30, 2008	April 1, 2007
Net cash provided by operating activities	$519	$619
Net cash used in investing activities	(2,831)	(1,142)
Net cash used in financing activities	(307)	(148)

Net decrease in cash	$(2,619)	$(671)

Included in cash flows from operating activities were tenant improvement allowances of $0.3 million and $0.2 million in 2008 and 2007, respectively.

Included in cash flows from investing activities were capital expenditures of $2.8 million primarily related to the construction of the Boston Daily Grill ($1.5 million); costs for our new corporate offices relating to tenant improvements ($0.2 million), which was paid for by the landlord, as well as other furniture and equipment purchases, including the build out of an on-site test kitchen ($0.3 million); construction of the In Short Order – Daily Grill in Seattle, Washington ($0.3 million); and capital asset replacements in existing restaurants ($0.7 million).

Capital expenditures were $1.1 million in 2007, primarily related to construction of the Austin Daily Grill and the remodel of the Brentwood Daily Grill.

Cash flows from financing activities during the three months ended March 30, 2008 include $0.4 million used to payoff our line of credit with Union Bank.

The $3.1 million decrease in working capital was primarily attributable to construction of the Boston Daily Grill and In Short Order—Daily Grill in Seattle, Washington.

Financing Facilities

At March 30, 2008, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million. This revolving credit facility matures on March 9, 2011. At March 30, 2008, the applicable interest rate on the line of credit was 9.25%. We also enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen construction financing. At March 30, 2008, $0.3 million had been drawn on the existing line of credit.

At March 30, 2008, we had no amounts owing under our revolving credit facility, $0.3 million owing under previously existing equipment lease financing transactions, a loan from a landlord of $0.1 million and an amount owing from the Universal CityWalk Daily Grill partnership of $0.1 million.

Equity Transactions

During the three months ended March 30, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000.

Operating Leases and Contractual Obligations

At March 30, 2008, we were obligated under twenty-five leases covering the premises in which our Daily Grill, Grill and In Short Order-Daily Grill restaurants are located as well as a lease on our corporate offices. Such restaurant leases and the corporate offices lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $51.7 million over the life of those leases, with minimum rental payments of $3.8 million in the remainder of 2008, $12.2 million between 2009 and 2010, $10.6 million between 2010 and 2011, and $25.1 million thereafter.

The following table details our contractual obligations as of March 30, 2008:

	Payments due by period
(in thousands)	Total	2008 (2)	2009 -2010	2011 -2012	Thereafter
Long-term debt(1)	$82	$8	$22	$26	$26
Capital lease obligations	528	332	155	41	—
Operating lease commitments	51,713	3,775	12,196	10,588	25,154
Other obligations(3)	100	50	50	—	—

Total	$52,423	$4,165	$12,423	$10,655	$25,180

(1)	Excludes other long-term liabilities of $10.9 million at March 30, 2008, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.

(2)	Represents remaining payments due in 2008 as of March 30, 2008.

(3)	Represents remaining debt extinguishment penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures

During the three months ended March 30, 2008, our capital expenditures totaled $2.8 million. Capital expenditures during the period were related primarily to the construction of a Daily Grill in Boston, Massachusetts ($1.5 million); costs for our new corporate offices relating to tenant improvements ($0.2 million), which was paid for by the landlord, as well as other furniture and equipment purchases, including the build out of an on-site test kitchen ($0.3 million); construction of the In Short Order – Daily Grill in Seattle, Washington ($0.3 million); and capital asset replacements in existing restaurants ($0.7 million).

Commitments Relating to Managed Restaurants and LLC’s

Under certain of our operating and management agreements we have an obligation to potentially make additional cash advances and/or contributions and may not realize any substantial returns for some time. The agreements and arrangements under which we may be required to make cash advances or contributions, guarantee obligations or defer receipt of cash are described in the Company’s Form 10-K for the year ended December 30, 2007.

During the three months ended March 30, 2008, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the LLC’s and the Universal CityWalk Daily Grill partnership occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the three months ended March 30, 2008 totaled $60,000 to us and $60,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the three months ended March 30, 2008 totaled $85,000 from us and $135,000 from the other partner. At March 30, 2008, our unreturned capital contributions balance totaled $746,000 and the other partner’s unreturned capital contributions totaled $1,896,000.

Except for the foregoing, there were no other distributions of profits from any of the LLCs or from the Universal CityWalk Daily Grill and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 30, 2007.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We believe certain critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements. There have been no material changes to the critical accounting policies previously disclosed in our Form 10-K for the year ended December 30, 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. The standard expands required disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 157 which did not have an impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses on these instruments in earnings. SFAS No. 159 is effective as of January 1, 2008. We did not elect to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of this standard had no impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No.141(R)”). The provisions, which change the way companies account for business combinations, are effective at the beginning of fiscal 2009. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose all information needed by investors to understand the nature and financial effect of the business combination. We do not expect the adoption of this statement to have a significant effect on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning January 1, 2009. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit facility. There were no borrowings outstanding under the credit facility at March 30, 2008. Borrowings under the credit facility bear interest at the variable rates based on the lender’s prime or LIBOR rate, plus a margin. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 30, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.	Exhibits

Exhibit No.	Description

10.1	Amendment Number Three to Credit Agreement, dated April 30, 2008, between Grill Concepts, Inc. and Diamond Creek Investment Partners, LLC

31.1	Section 302 Certification of CEO and Principal Executive Officer

31.2	Section 302 Certification of CFO and Principal Financial Officer

32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO and Principal Financial Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay Philip Gay	President and Chief Executive Officer (Principal Executive Officer)	May 19, 2008

/s/ Wayne Lipschitz Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 19, 2008