Form 10-Q
period 2008-06-29
GRILL CONCEPTS INC
filed 2008-08-11
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

As of August 1, 2008, the number of outstanding shares of Common Stock of the issuer was 8,797,730.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 29, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$1,215	$4,887
Inventories	1,150	1,132
Receivables, net of reserve ($232 in 2008 and 2007)	1,878	1,288
Reimbursable costs receivable	1,431	1,565
Income taxes receivable	251	234
Note receivable, current portion	278	15
Prepaid expenses and other current assets	1,237	860
Deferred income taxes	758	275

Total current assets	8,198	10,256
Furniture, equipment and improvements, net	30,419	24,082
Restricted cash	792	792
Note receivable	365	53
Liquor licenses	729	729
Deferred income taxes	6,317	5,964
Goodwill	720	720
Other assets	942	742

Total assets	$48,482	$43,338

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,212	$1,861
Accrued expenses	5,532	7,149
Accrued managed outlets operating expenses	1,431	1,565
Litigation claim settlement	930	150
Long-term debt, current portion	139	490
Liability for debt extinguishment, current portion	50	50

Total current liabilities	11,294	11,265
Long-term debt	5,911	271
Liability for debt extinguishment	—	50
Other long-term liabilities	11,320	10,822

Total liabilities	28,525	22,408

Minority interest	622	617

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.00004 par value; 15,000,000 shares authorized, 8,797,730 and 8,793,530 issued and outstanding in 2008 and 2007, respectively	—	—
Additional paid-in capital	29,835	29,682
Accumulated deficit	(10,500)	(9,369)

Total stockholders’ equity	19,335	20,313

Total liabilities, minority interest and stockholders’ equity	$48,482	$43,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Sales	$17,676	$16,941	$35,624	$33,978
Cost reimbursements	6,052	5,271	12,589	9,468
Management and license fees	797	572	1,382	1,060

Total revenues	24,525	22,784	49,595	44,506
Operating expenses:
Cost of sales	5,048	4,882	10,164	9,746
Restaurant operating	11,176	10,036	21,789	19,978
Reimbursed costs	6,052	5,271	12,589	9,468
General and administrative	1,755	1,840	3,698	3,368
Depreciation and amortization	903	546	1,724	1,102
Pre-opening costs	543	118	717	244
Litigation claim settlement	780	—	780	—

Total operating expenses	26,257	22,693	51,461	43,906
Income (loss) from operations	(1,732)	91	(1,866)	600
Interest, net	(135)	(118)	(147)	(185)

Income (loss) before benefit (provision) for income taxes and minority interest	(1,867)	(27)	(2,013)	415
Benefit (provision) for income taxes	769	12	835	(165)

Income (loss) before minority interest	(1,098)	(15)	(1,178)	250
Minority interest in net loss (profit) of subsidiaries	105	(24)	47	(102)

Net income (loss)	(993)	(39)	(1,131)	148
Preferred dividends accrued	—	—	—	(6)

Net income (loss) applicable to common stock	$(993)	$(39)	$(1,131)	$142

Net income (loss) per share applicable to common stock:
Basic	$(0.11)	$(0.01)	$(0.13)	$0.02

Diluted	$(0.11)	$(0.01)	$(0.13)	$0.02

Weighted-average shares outstanding:
Basic	8,798	6,496	8,796	6,458

Diluted	8,798	6,496	8,796	6,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net income (loss)	$(1,131)	$148
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,724	1,102
Amortized deferred rent and lease incentives	(465)	(329)
Amortized debt issuance costs	58	—
Provision for doubtful accounts	—	(103)
Stock based compensation	144	204
Deferred income taxes	(836)	(13)
Minority interest in net profit (loss) of subsidiaries	(47)	102
Changes in operating assets and liabilities:
Inventories	(18)	(40)
Receivables	(1,179)	(455)
Income taxes receivable	(17)	32
Prepaid expenses and other current assets	(377)	233
Other assets	(258)	(308)
Accounts payable	1,351	(425)
Accrued expenses	(3,643)	(991)
Litigation claim settlement	930	—
Payable to Hotel Restaurant Properties, Inc.	—	(2,951)
Tenant improvement allowances	963	426

Net cash used in operating activities	(2,801)	(3,368)

Cash flows from investing activities:
Collections on notes receivable	14	15
Changes in restricted Cash	—	400
Purchase of furniture, equipment and improvements	(5,453)	(3,355)

Net cash used in investing activities	(5,439)	(2,940)

Cash flows from financing activities:
Net capital contributions from minority shareholders	52	(189)
Proceeds from line of credit	5,000	5,000
Payments on long-term debt	(443)	(39)
Payments on liability for debt extinguishment	(50)	(50)
Payments of accumulated dividends on convertible preferred stock	—	(492)
Proceeds from exercise of stock options and warrants	9	89

Net cash provided by financing activities	4,568	4,319

Net decrease in cash	(3,672)	(1,989)
Cash, beginning of period	4,887	3,049

Cash, end of period	$1,215	$1,060

Supplemental cash flows information:
Cash paid during the period for:
Interest	$148	$189
Income taxes	$19	$147
Non-cash investing and financing activities:
Construction in progress included in accrued expenses	$1,876	$—
Management fee receivables reclassified to notes receivable	$589	$—
Capital lease equipment financing	$732	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended June 29, 2008 have not been audited by our independent registered public accounting firm. The December 30, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 30, 2007. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full year ending December 28, 2008.

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

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at June 29, 2008 and December 30, 2007 were comprised of:

(in thousands)	2008	2007
Lease incentives receivable	$84	$100
Prepaid rent	282	271
Prepaid insurance	326	43
Prepaid taxes	84	90
Prepaid expenses, other	461	356

Total prepaid expenses and other current assets	$1,237	$860

3. Restricted Cash

At June 29, 2008 and December 30, 2007, restricted cash consisted of a certificate of deposit for $610,000, established at Union Bank of California (“Union Bank”), serving as collateral for a standby letter of credit to support a workers’ compensation policy; $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims; and $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California.

4. Long-term Debt

Long-term debt consisted primarily of amounts borrowed under our credit facility with Diamond Creek Investment Partners, LLC (“Diamond Creek”). During the six months ended June 29, 2008, we borrowed $5.0 million under the credit facility to fund capital expenditures for new restaurants.

The revolving credit facility matures on March 9, 2011.

The interest rates at June 29, 2008 and December 30, 2007 were 9.25% and 10.85%, respectively.

On March 19, 2008, the Company entered into an amendment to its credit agreement with Diamond Creek increasing the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement. As consideration for the lender’s agreement to amend the credit agreement, the Company paid an amendment fee of $60,000.

On April 30, 2008, the Company amended its credit agreement with Diamond Creek to allow for the inclusion of certain non-operating expense amounts in the definition of EBITDA for debt covenant calculation purposes.

Subsequent to June 29, 2008, the Company borrowed an additional $1.0 million under the credit facility.

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term lease and will be recorded as a capital lease on the balance sheets. Until such time, the Company will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 7% to 8% rate and is repaid quarterly over three years. At June 29, 2008, $732,000 had been drawn on the facility to fund kitchen equipment installed in our Boston Daily Grill, Aventura Grill on the Alley and Westlake Grill on the Alley.

Additionally the Company has amounts outstanding under capital lease obligations with Union Bank. On July 20, 2007; we entered into a $400,000 line of credit agreement with Union Bank and borrowed $400,000 against it. We entered into this line of credit in order to access funds that are held in a certificate of deposit with Union Bank, which acts as collateral for our standby letter of credit supporting a workers’ compensation policy. The line of credit expired on January 22, 2008 and was paid in full.

5. Liability for Debt Extinguishment

Liability for debt extinguishment consists of a $200,000 penalty payable in annual installments of $50,000 as a result of the retirement of the collateralized subordinated note and redeemable capital obligations owed to the Michigan Avenue Group (“MAG”), a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). The balance due to MAG as of June 29, 2008 is $50,000, which is included in current liabilities in the condensed consolidated balance sheets. At December 31, 2007 the amount owed was $100,000, which is included in current and long-term liabilities in the condensed consolidated balance sheets.

6. Other Long-Term Liabilities

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we record deferred rent, where lease payments are lower than rental expense, recognized on a straight-line basis.

Other long-term liabilities at June 29, 2008 and December 30, 2007 were comprised as follows:

(in thousands)	2008	2007
Lease incentives	$9,098	$8,737
Deferred rent	2,222	2,085

Total other long-term liabilities	$11,320	$10,822

7. Income Taxes

On January 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of June 29, 2008.

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

We accrue interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. We had no such accrued interest or penalties associated with unrecognized tax benefits included in accrued liabilities as of the date of adoption of FIN No. 48 or as of June 29, 2008.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of our general business credit carryforwards may be limited if there is greater than a 50% cumulative change in ownership.

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 41% is due to applying the annual expected effective tax rate to the interim period. The difference between the statutory rate and the effective tax rate is also due to the impact of state income taxes, income allocations to the minority interest and general business credits.

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

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the six and three months ended June 29, 2008 and July 1, 2007 follows:

Three months (in thousands)	Earnings	2008 Shares	Earnings	2007 Shares
Net loss	$(993)		$(39)
Less: preferred dividends accrued	—		—

Basic net loss applicable to common stock	(993)	8,798	(39)	6,496
Dilutive securities:
Dilutive stock options		—		—

Dilutive net loss applicable to common stock	$(993)	8,798	$(39)	6,496

For the three months ended June 29, 2008; 1,066,768 options and 846,726 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended July 1, 2007; 903,909 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive.

Six months (in thousands)	Earnings	2008 Shares	Earnings	2007 Shares
Net income (loss)	$(1,131)		$148
Less: preferred dividends accrued	—		(6)

Basic net income (loss) applicable to common stock	(1,131)	8,796	142	6,458
Dilutive securities:
Dilutive stock options		—		375

Dilutive net income (loss) applicable to common stock	$(1,131)	8,796	$142	6,833

For the six months ended June 29, 2008; 1,066,768 options and 846,726 warrants were excluded from the calculation because they were anti-dilutive. For the six months ended July 1, 2007; 175,709 options and 26,562 warrants were excluded from the calculation because they were anti-dilutive.

9. Stock Based Compensation

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, non-employee directors and consultants.

We periodically grant options to employees, directors and consultants under our performance incentive plans. These grants are accounted for in accordance with the provisions of SFAS No. 123R , “Share Based Payments” (“SFAS No. 123R”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.” We are required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock option activity pursuant to our performance incentive plans during the six months ended June 29, 2008 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	866,234	$3.84	6.1	$1,251,524
Granted	235,584	2.68
Exercised	(4,200)	2.16
Cancelled	(30,850)	4.00

Outstanding at June 29, 2008	1,066,768	$3.60	6.2	$125,157

Exercisable at June 29, 2008	570,127	$3.31	4.4	$67,978

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on June 29, 2008 of $2.25 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 29, 2008. This amount changes based on the fair market value of our stock.

There were no options exercised during the second quarter of 2008. The total intrinsic value of options exercised for the six months ended June 29, 2008 was $7,500 and for the three and six months ended July 1, 2007 was $72,000 and $170,000, respectively. As of June 29, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of approximately 4.4 years.

The weighted-average fair value of stock options granted was $1.92 for the six months ended June 29, 2008 and $4.66 for the six months ended July 1, 2007. The fair value of each option grant issued during those periods was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Six Months Ended
	June 29, 2008	July 1, 2007
Dividend yield	0%	0%
Expected volatility	68.47%	66.03%
Risk-free interest rate	4.48%	5.07%
Expected option life (in years)	8.31	6.28

The following table reflects share-based compensation recorded for the three and six months ended June 29, 2008 and July 1, 2007:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Share based compensation expense	$119	$166	$144	$204
Basic earnings per share effect of share based compensation expense	$(0.01)	$(0.03)	$(0.02)	$(0.03)

At June 29, 2008, there were 579,357 shares available for grant under existing performance incentive plans.

10. Equity Transactions

During the six months ended June 29, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000. During the six months ended July 1, 2007, the Company issued 41,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $89,000.

11. Distribution of Capital and Preferred Returns

During the six months ended June 29, 2008, distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the various LLCs (the “LLCs”) in which we hold less than 100% interest, and the Universal CityWalk Daily Grill partnership occurred as follows:

San Jose Grill: Distributions of profits from the San Jose Grill during the six months ended June 29, 2008 totaled $49,000 to us and $49,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the six months ended June 29, 2008 totaled $85,000 from us and $235,000 from the other partner. At June 29, 2008, our unreturned capital contributions balance totaled $746,000 and the other partner’s unreturned capital contributions totaled $1,996,000.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements or related disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its condensed consolidated financial statements.

13. Commitments and Contingencies

Litigation Contingencies

We are involved from time to time in routine legal matters incidental to our business. In the opinion of management, and except as noted below, management believes the resolution of such matters will not have a material effect on our financial position or results of operations.

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

A new class action lawsuit of the same nature was filed on April 4, 2008 in the Supreme Court for the County of Los Angeles. We have requested, and were approved, for the case to be combined with the original class action lawsuit.

On July 16, 2008, through non-binding mediation, the Company reached an agreement in principle to settle the ongoing class action lawsuit relating to employee meal and rest breaks, filed against us in June 2004. The settlement, whose terms must still be finalized and is subject to preliminary and final approval by the court, contains a not to exceed amount, based on claims made by eligible class members. The tentative settlement also requires a minimum payment of fifty percent of the total settlement amount after attorney’s fees, administrative costs and plaintive incentive awards. Based on the proposed terms of the settlement and the historically low rate of claims made in these types of cases, we believe that the most likely estimate of total costs to the Company will be $0.9 million, of which $0.1 million was accrued in previous years. The balance or $0.8 million was recorded in the current period condensed consolidated financial statements.

We are currently awaiting an executed memorandum of understanding evidencing the terms of the proposed settlement, which will require court approval to become binding. We expect the settlement to be paid out during the first half of fiscal 2009.

Restaurant Leases

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008. This new lease increased our lease commitments by approximately $3.9 million.

Management Agreement Termination

The Company and its Memphis Daily Grill managed location agreed to terminate the management agreement under which the Memphis Daily Grill is operated. As a result of this agreement, the Company will receive a non-refundable termination fee of $200,000. This fee will be received in equal monthly installments over an eighteen month period. The effective termination date of the management agreement is August 31, 2008. The termination fee has been recorded as management license fee income in the accompanying condensed consolidated statement of operations.

14. Subsequent Events

During July 2008, the Company borrowed an additional $1.0 million under its Credit Facility with Diamond Creek.

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

In May 2008, we opened a 100% owned Daily Grill at The Shops at Prudential Center in Boston, Massachusetts.

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, Florida. The restaurant is currently scheduled to open in late 2008. This new lease entered into by the Company in 2008 increased our lease commitments as presented in the Material Changes in Financial Condition, Liquidity and Capital Resources section below, by approximately $3.9 million.

Management Agreement Termination

The Company and its Memphis Daily Grill managed location agreed to terminate the management agreement under which the Memphis Daily Grill is operated. As a result of this agreement, the Company will receive a non-refundable termination fee of $200,000. This fee will be received in equal monthly installments over an eighteen month period. The effective termination date of the management agreement is August 31, 2008. The management termination fee has been recorded as management license fee income in the accompanying condensed consolidated statement of operations.

Equipment Leases

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term lease and will be recorded as a capital lease on the balance sheets. Until such time, the Company will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 7% to 8% rate and is repaid quarterly over three years. At June 29, 2008; $732,000 had been drawn on the facility to fund kitchen equipment installed in our Boston Daily Grill, Aventura Grill on the Alley and Westlake Grill on the Alley.

Stock Based Compensation. We recorded stock based compensation of $144,000 for the six months ended June 29, 2008 and $204,000 the six months ended July 1, 2007. As of June 29, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $1.0 million, which is expected to be recognized over a weighted-average period of approximately 4.4 years.

There were 235,584 stock options granted in the first six months of 2008.

Litigation Claim Settlement. On July 16, 2008, through non-binding mediation, the Company reached an agreement in principle to settle the ongoing class action lawsuit relating to employee meal and rest breaks, filed against us in June 2004. The settlement, whose terms must still be finalized and is subject to preliminary and final approval by the court, contains a not to exceed amount, based on claims made by eligible class members. The tentative settlement also requires a minimum payment of fifty percent of the total settlement amount after attorney’s fees, administrative costs and plaintive incentive awards. Based on the proposed terms of the settlement and the historically low rate of claims made in these types of cases, we believe that the most likely estimate of total costs to the Company will be $0.9 million, of which $0.1 million was accrued in previous years. The balance or $0.8 million was recorded in the current period condensed consolidated financial statements.

We are currently awaiting an executed memorandum of understanding evidencing the terms of the proposed settlement, which will require court approval to become binding. We expect the settlement to be paid out during the first half of fiscal 2009.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Sales	72.1%	74.4%	71.8%	76.3%
Cost reimbursements	24.7	23.1	25.4	21.3
Management and license fees	3.2	2.5	2.8	2.4

Total revenues	100.0	100.0	100.0	100.0
Operating expenses:
Cost of sales	20.6	21.4	20.5	21.9
Restaurant operating	45.6	44.0	43.9	44.9
Reimbursed costs	24.7	23.2	25.4	21.3
General and administrative	7.1	8.1	7.5	7.6
Depreciation and amortization	3.7	2.4	3.5	2.5
Pre-opening costs	2.2	0.5	1.4	0.5
Litigation claim settlement	3.2	—	1.6	—

Total operating expenses	107.1	99.6	103.8	98.7

Income (loss) from operations	(7.1)	0.4	(3.8)	1.3
Interest, net	(0.6)	(0.5)	(0.3)	(0.4)

Income (loss) before benefit (provision) for income taxes and minority interest	(7.7)	(0.1)	(4.1)	0.9
Benefit (provision) for income taxes	3.2	0.0	1.7	(0.4)
Minority interest in net loss (profit) of subsidiaries	0.4	(0.1)	0.1	(0.2)

Net income (loss)	(4.1)%	(0.2)%	(2.3)%	0.3%

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of sales	28.6%	28.8%	28.5%	28.7%
Restaurant operating expenses	63.2	59.2	61.2	58.8

The following tables set forth certain financial information and other restaurant data relating to our Company owned, managed and licensed restaurants, by concept:

	Second Quarter Openings (Closings)		Year To Date Openings (Closings)		Total Open at End of Second Quarter
	2008	2007	2008	2007	2008	2007
Daily Grill Restaurants:
Company Owned	1	—	1	—	15	12
Managed	—	2	—	2	8	8
Licensed	—	(1)	—	(1)	1	1
Grill on the Alley Restaurants:
Company Owned	—	—	—	—	5	5
In Short Order—Daily Grill:
Company Owned	—	—	1	—	1	—

Total	1	1	2	1	30	26

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Weighted-average weekly sales per Company owned restaurant:
Daily Grill	$59,788	$67,583	$62,292	$68,870
Grill on the Alley	94,856	98,429	94,216	97,895
Change in comparable restaurant sales:(1)
Daily Grill	(7.9)%	5.2%	(6.4)%	6.3%
Grill on the Alley	(3.6)%	21.9%	(2.7)%	16.0%
Total company owned	(6.3)%	10.6%	(5.0)%	9.5%
Total consolidated sales (in thousands):
Daily Grill	$11,362	$10,543	$23,175	$21,252
Grill on the Alley	6,166	6,398	12,248	12,726
In Short Order—Daily Grill	148	—	201	—

Total consolidated sales	$17,676	$16,941	$35,624	$33,978

(1)	When computing comparable restaurant sales, comparable stores are defined as those stores which have been open for at least 18 consecutive months without closure for seven or more consecutive days.

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

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Managed	$7,581	$5,653	$15,090	$12,066
Licensed	1,657	1,784	3,137	3,347

	$9,238	$7,437	$18,227	$15,413

Management and license fees	$797	$572	$1,382	$1,060

Percent of sales	8.6%	7.7%	7.6%	6.9%

As noted, the Company received a notice of termination of the management agreement relating to the Memphis Daily Grill. The termination fee payable on termination of the management agreement, in the amount of $200,000, was recorded in management and license fees during the quarter ended June 29, 2008. Subsequent management and license fees, from and after the date of termination of management of the Memphis Daily Grill, will not include the termination fee or management fees relating to the Memphis Daily Grill.

Material Changes in Results of Operations for the Three and Six Months Ended June 29, 2008 as compared to the Three and Six Months Ended July 1, 2007

Revenues

Total revenues increased 7.6% to $24.5 million for the second quarter 2008 from $22.8 million in the second quarter 2007 and increased 11.4% to $49.6 million for the six months ended June 29, 2008 from $44.5 million for the six months ended July 1, 2007. For the quarter, total revenues consisted of sales revenues of $17.7 million, up 4.3% from $17.0 million in 2007, management and license fees of $0.8 million, up 14.9% from $0.6 million in 2007, and reimbursed managed outlet expenses of $6.1 million, up 14.8% from $5.3 million in 2007. For the six month year-to-date period, total revenues consisted of sales revenues of $35.6 million, up 4.8% from $34.0 million in 2007, management and license fees of $1.4 million, up 33.0% from $1.1 million in 2007, and reimbursed managed outlet expenses of $12.6 million, up 33.0% from $9.5 million in 2007. Total comparable sales decreased by 6.3% for the second quarter of 2008 from a strong 10.6% increase in the prior comparable period. Total comparable sales for the six month period decreased 5.0% compared to an increase of 9.5% in 2007. Excluding the Company’s three locations in Orange County and adjacent in California, which have been heavily impacted by the mortgage crisis, same-store sales for the second quarter of 2008 would have been down by only 5.1% and for the six months by only 3.4%.

Daily Grill Restaurants. Sales for Daily Grill restaurants increased by 9.1% from $10.5 million in the second quarter of 2007 to $11.4 million in the second quarter of 2008. The increase in sales revenues for the Daily Grill restaurants from the second quarter 2007 to the second quarter 2008 was primarily attributable to the opening of the Austin and Fresno Daily Grills in July and November of 2007, respectively ($1.2 million), the opening of the Boston Daily Grill in May 2008 ($0.5 million), partially offset by lower sales at the other Daily Grills due to inflationary economic pressures ($0.8 million). Weighted-average weekly sales at the Daily Grill restaurants decreased 4.0% from $67,583 in the second quarter 2007 to $59,788 in the second quarter of 2008. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in the three months ended June 29, 2008 reflect full period impact of price increases in June/July 2007 and November/December of 2007. We believe the decrease in same-store sales was principally attributable to the macro economic factors impacting the restaurant industry in general.

Sales for Daily Grill restaurants increased by 10.0% from $21.3 million during the six months ended July 1, 2007 to $23.2 million during the six months ended June 29, 2008. For the six month year-to-date period, the increase in sales revenues for the Daily Grill restaurants from 2007 to 2008 was primarily attributable to the opening of the Austin and Fresno Daily Grills in July and November of 2007, respectively ($2.6 million), the opening of the Boston Daily Grill in May 2008 ($0.5 million), partially offset by lower sales at the other Daily Grills due to inflationary economic pressures ($1.0 million). Weighted-average weekly sales at the Daily Grill restaurants decreased 9.6% from $68,870 during the six months ended July 1, 2007 to $62,292 for the six month period ended June 29, 2008. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2008 reflect full period impact of price increases in June/July 2007 and November/December of 2007. We believe the decrease in same-store sales was principally attributable to the macro economic factors impacting the restaurant industry in general.

Grill on the Alley Restaurants. Sales for Grill on the Alley (“Grill”) restaurants decreased by 3.6% from $6.4 million in the second quarter of 2007 to $6.2 million in second quarter of 2008. The decrease in sales revenues for the Grill restaurants from 2007 to 2008 was attributable to a decrease in same-store sales of 3.6% ($0.2 million). Weighted-average weekly sales at the Grill restaurants decreased 3.6% from $98,429 in the second quarter of 2007 to $94,856 in the second quarter of 2008.

Sales for Grill restaurants decreased by 4.0% from $12.7 million for the six month year-to-date period ended July 1, 2007 to $12.2 million during the six month year-to-date period ending June 29, 2008. The decrease in sales revenues for the Grill restaurants from 2007 to 2008 was attributable to a decrease in same-store sales of 2.7% ($0.3 million) and a decrease in sales at the Dallas Grill on the Alley, which had not been opened 18 months at June 29, 2008 and therefore not included in same store sales comparisons ($0.2 million). Weighted-average weekly sales at the Grill restaurants decreased 3.7% from $97,895 for the six months ended July 1, 2007 to $94,216 during the six months ended June 29, 2008.

Management and License Fees. Management and license fees was attributable to hotel restaurant management services which accounted for $742,000 of management fees during the second quarter of 2008 as compared to $467,000 during the second quarter of 2007 and licensing fees of $55,000 during the second quarter of 2008 compared to $105,000 during the second quarter of 2007. The increase in management fees during the second quarter of 2008 was primarily attributable to the termination fee recorded as a result of the Memphis Daily Grill hotel owner’s notice of termination ($200,000), the opening of the Seattle Daily Grill in June 2007 ($83,000), partially offset by lower fees at other managed locations due to reduced sales levels ($8,000). The decrease in license fees revenue was primarily attributable to the termination of a license to operate a Daily Grill in Skokie, Illinois.

For the six month year-to-date period, management and license fee revenues were attributable to hotel restaurant management services of $1,289,000 in 2008 compared to $901,000 in 2007 and licensing fees of $93,000 in 2008 compared to $159,000 in 2007. The increase in management and license fee revenue during the six months ended June 29, 2008 was primarily attributable to the termination fee recorded as a result of the Memphis Daily Grill hotel owner’s notice of termination ($200,000), the opening of the Seattle Daily Grill in June 2007 ($173,000) and slightly higher fees at other managed locations due to higher sales levels ($15,000).

Cost Reimbursements. Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increases in revenues attributable to cost reimbursements in the three and six months ended June 29, 2008 compared to three months ended July 1, 2007 were attributable to the opening of the Memphis Daily Grill and the Seattle Daily Grill during 2007.

Operating Expenses

Total operating expenses, including cost of sales, restaurant operating expenses, reimbursed costs, general and administrative expenses, depreciation and amortization and pre-opening costs and litigation claim settlement, increased 15.7% to $26.3 million in the second quarter of 2008 from $22.7 million in the second quarter of 2007. For the six months ended June 29, 2008, total operating expenses increased 17.2% to $51.5 million from $43.9 million for the six months ended July 1, 2007.

Cost of Sales. While sales revenues increased by 4.3% ($0.7 million) in the second quarter of 2008 as compared to the second quarter of 2007 and 4.8% ($1.6 million) for the six months ended June 29, 2008 as compared to the six months ended July 1, 2007, total cost of sales increased by 3.4% ($0.2 million) during the second quarter of 2008 compared to the second quarter of 2007 and 4.3%, ($0.4 million) for the six month period in 2008 compared to the six month period in 2007. The dollar increase in cost of sales for both the three month and six month periods is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products. Cost of sales as a percentage of restaurant sales was 28.6% for the second quarter of 2008 and 28.8% for the same period in 2007. Cost of sales as a percentage of restaurant sales was 28.5% for the six months ended June 29, 2008 and 28.7% for the six months ended July 1, 2007.

        Restaurant Operating. Restaurant operating expenses increased by $1.1 million, or 11.4%, for the second quarter of 2008 and $1.8 million, or 9.0%, for the six months ended June 29, 2008 compared to the same period in 2007. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Austin, Texas; Fresno, California and Boston, Massachusetts Daily Grills and In Short Order-Daily Grill in Seattle, Washington ($1.4 million), partially offset by a decrease in payroll and related costs at comparable restaurants ($0.3 million). The dollar increase in restaurant operating expenses for the six months ended June 29, 2008 was primarily attributable to the opening of the Austin, Texas; Fresno, California and Boston,

Massachusetts Daily Grills and In Short Order-Daily Grill in Seattle, Washington ($2.4 million), partially offset by a decrease in payroll and related costs at comparable restaurants ($0.6 million). Restaurant operating expenses, as a percentage of restaurant sales, were 63.2% in the second quarter of 2008 and 59.2% in the second quarter of 2007. Restaurant operating expenses, as a percentage of restaurant sales, were 61.2% for the six months ended June 29, 2008 and 58.8% during the same period in 2007.

Reimbursed Costs. Reimbursed costs increased 14.8% from $5.3 million to $6.1 million for the second quarter of 2008 compared to the second quarter of 2007. Reimbursed costs increased 33.0% from $9.5 million to $12.6 million for the six months ended June 29, 2008 compared to the same period in 2007. These expenses represent the operating costs for which we are the primary obligor of the restaurants the Company does not consolidate. The increase for both the three and six months ended June 29, 2008 is primarily due to the opening of the Seattle Daily Grill and the Memphis Daily Grill during 2007.

General and Administrative. General and administrative expenses decreased 4.8% for the second quarter of 2008 compared to the second quarter of 2007 and increased 9.8% for the six months ended June 29, 2008 compared to the six months ended July 1, 2007. As a percentage of total revenues, general and administrative expense totaled 7.1% for the second quarter and 7.5% for the six month period of 2008, compared to 8.1% for the second quarter and 7.6% for the six month period of 2007. The decrease in total general and administrative expenses of $0.1 million for the second quarter of 2008 compared to the second quarter of 2007 was primarily attributable to a reclassification of litigation settlement costs to a separate line on the condensed consolidated statements of operations.

Depreciation and Amortization. Depreciation and amortization expense increased 65.4% for the second quarter of 2008 and 56.5% for the six months ended June 29, 2008 compared to the same periods in 2007. As a percentage of restaurant sales, depreciation and amortization expense was 3.7% and 2.4% for the second quarter of 2008 and 2007, respectively. As a percentage of restaurant sales, depreciation and amortization expense was 4.8% and 3.2% for the six months ended June 29, 2008 and July 1, 2007, respectively. The increase in depreciation expense in the second quarter of $0.4 million is primarily attributable to the opening of the Boston Daily Grill and In Short Order-Daily Grill in 2008 ($0.1 million); Fresno Daily Grill and Austin Daily Grill, which opened in 2007 ($0.2 million) and remodeled Daily Grills in Brentwood and Studio City ($0.1 million). The increase in depreciation expense for the six months ended June 29, 2008 of $0.6 million is primarily attributable to the opening of the Boston Daily Grill and In Short Order-Daily Grill in 2008 ($0.1 million); Fresno Daily Grill and Austin Daily Grill, which opened in 2007 ($0.3 million) and remodeled Daily Grills in Brentwood, Studio City along with tenant improvements at the new Corporate offices ($0.2 million).

Pre-opening Costs. Pre-opening costs totaled $543,000 in the second quarter of 2008 and $717,000 in the sixth months ended June compared to $118,000 in the second quarter of 2007 and $244,000 in the sixth months ended July 1, 2007. Pre-opening costs in the second quarter of 2008 are primarily attributable to costs associated with the opening of the Boston Daily Grill ($0.3 million) and the future openings of Grill on the Alleys in Aventura, Florida and Westlake, California ($0.2 million). Pre-opening costs in the six months ended June 29, 2008 are primarily attributable to costs associated with the opening of the Boston Daily Grill ($0.4 million) and the future openings of Grill on the Alleys in Aventura, Florida and Westlake, California ($0.2 million) and the quick-casual concept, In Short Order—Daily Grill, in Seattle, Washington ($0.1 million).

Litigation Claim Settlement. Litigation claim settlement expense totaled $780,000 during the 2008 second quarter and six month period. The settlement expense was attributable to the pending settlement of the meal and rest breaks litigation.

Interest, net

Total net interest expense increased $17,000, or 14.5%, to $135,000, during the second quarter of 2008 compared to the second quarter of 2007. The increase in interest expense for the three month period was primarily attributable to borrowings on the Company’s credit facility with Diamond Creek. For the six months ended June 29, 2008, total net interest decreased $38,000, or 80.0% from $185,000 in the six months ended July 1, 2007. The decrease in interest expense for the six month period was primarily attributable to paying off all outstanding balances on our credit facility during the third quarter of 2007.

Income Taxes

During the three months ended June 29, 2008, we reported a tax benefit of $769,000. During the three months ended July 1, 2007, we reported a tax benefit of $12,000. The increase in the tax benefit was primarily attributable to a taxable loss and our ability to utilize certain tax credits. The tax benefit for the six months ended June 29, 2008 was $835,000 compared to a tax expense of $165,000 for the sixth months ended July 1, 2007. The 2008 tax benefit was primarily attributable to a taxable loss and our ability to utilize certain tax credits.

Minority Interest

        We reported a minority interest in the loss of consolidated subsidiaries of $105,000 during the 2008 second quarter as compared to a minority interest in profits of consolidated subsidiaries of $24,000 during the same quarter of 2007. During the six months ended June 29, 2008, we reported a minority interest in the loss of consolidated subsidiaries of $47,000 as compared to a minority interest in profits of $102,000 for the six months ended July 1, 2007. The decrease in minority interest for the quarter and year to date was primarily attributable to the purchase of the Downtown Daily Grill partnership during the third quarter of 2007 and net losses recorded by the remaining partnerships.

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity

At June 29, 2008 we had negative working capital of $3.1 million and a cash balance of $1.2 million compared to negative working capital of $1.0 million and a cash balance of $4.9 million at December 30, 2007.

The decrease in our cash position reflects the following cash flows:

	Six Months Ended
(in thousands)	June 29, 2008	July 1, 2007
Net cash used in operating activities	$(2,801)	$(3,368)
Net cash used in investing activities	(5,439)	(2,940)
Net cash provide by financing activities	4,568	4,319

Net decrease in cash	$(3,672)	$(1,989)

Included in cash flows from operating activities were tenant improvement allowances of $1.0 million and $0.4 million in 2008 and 2007, respectively.

Included in cash flows from investing activities were capital expenditures of $5.4 million primarily related to the construction of the Boston Daily Grill ($1.5 million); the Grill on the Alley in Westlake, California ($1.7 million); the Grill on the Alley restaurant in Aventura, Florida ($1.7 million) and capital asset replacements in existing restaurants ($0.5 million).

Cash flows from financing activities during the six months ended June 29, 2008 include $5.0 million in borrowings on our line of credit with Diamond Creek.

The $2.1 million decrease in working capital was primarily attributable to construction of the Westlake Grill on the Alley in Westlake, California and Aventura Grill on the Alley in Aventura, Florida.

Financing Facilities

At June 29, 2008, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million. This revolving credit facility matures on March 9, 2011. At June 29, 2008, the applicable interest rate on the line of credit was 9.25%. We also enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen construction financing.

At June 29, 2008, we had $5.0 million of outstanding borrowings under our revolving credit facility, $0.7 million owing under our new equipment lease financing facility, $0.2 million owing under previously existing equipment lease financing transactions, and a loan from a landlord of $0.1 million.

Subsequent to June 29, 2008, we borrowed an additional $1.0 million under our revolving credit facility.

Equity Transactions

During the six months ended June 29, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000.

Operating Leases and Contractual Obligations

At June 29, 2008, we were obligated under twenty-five leases covering the premises in which our Daily Grill, Grill and In Short Order-Daily Grill restaurants are located as well as a lease on our corporate offices. Such restaurant leases and the corporate offices lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $50.1 million over the life of those leases, with minimum rental payments of $2.6 million in the remainder of 2008, $12.2 million between 2009 and 2010, $10.6 million between 2010 and 2011, and $24.7 million thereafter.

The following table details our contractual obligations as of June 29, 2008:

	Payments due by period
(in thousands)	Total	2008(2)	2009 – 2010	2011 – 2012	Thereafter
Long-term debt(1)	$5,080	$8	$22	$5,026	$24
Capital lease obligations	969	130	635	204	—
Operating lease commitments	50,100	2,576	12,196	10,588	24,740
Other obligations(3)	50	—	50	—	—

Total	$56,199	$2,714	$12,903	$15,818	$24,764

(1)	Excludes other long-term liabilities of $11.3 million at June 29, 2008, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Represents remaining payments due in 2008 as of June 29, 2008.
(3)	Represents remaining debt extinguishment penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures

During the six months ended June 29, 2008, our capital expenditures totaled $7.5 million. Capital expenditures during the period were related primarily to the construction of a Grill on the Alley in Aventura, Florida ($2.3 million); construction of a Grill on the Alley in Westlake, California ($1.7 million); Daily Grill in Boston, Massachusetts ($1.8 million); costs for our new corporate offices relating to tenant improvements ($0.2 million), which was paid for by the landlord, as well as other furniture and equipment purchases, including the build out of an on-site test kitchen ($0.3 million); construction of the In Short Order – Daily Grill in Seattle, Washington ($0.4 million); and capital asset replacements in existing restaurants ($0.8 million).

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

During the six months ended June 29, 2008, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the LLC’s and the Universal CityWalk Daily Grill partnership occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the six months ended June 29, 2008 totaled $49,000 to us and $49,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the six months ended June 29, 2008 totaled $85,000 from us and $235,000 from the other partner. At June 29, 2008, our unreturned capital contributions balance totaled $746,000 and the other partner’s unreturned capital contributions totaled $1,996,000.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives located within the financial statements, how the provisions of SFAS No. 133 has been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company currently does not anticipate the adoption of SFAS No. 161 will have a material impact on the disclosures already provided.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements or related disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our credit facility. Borrowings outstanding under the credit facility at June 29, 2008 totaled $5.0 million. Borrowings under the credit facility bear interest at the variable rates based on the lender’s prime or LIBOR rate, plus a margin. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

Changes in Internal Control Over Financial Reporting

During the quarter ended June 29, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

On July 16, 2008, through non-binding mediation, the Company reached an agreement in principle to settle the outstanding class action lawsuit relating to employee meal and rest breaks, filed against us in June 2004. The settlement, whose terms must still be finalized and is subject to preliminary and final approval by the court, contains a not to exceed amount, based on claims made by eligible class members. The tentative settlement also requires a minimum payment of fifty percent of the total settlement amount after attorney’s fees, administrative costs and plaintive incentive awards. Based on the proposed terms of the settlement and the historically low rate of claims made in these types of cases, we believe that the most likely estimate of total costs to the Company will be $0.9 million, of which $0.1 million was accrued in previous years. The balance or $0.8 million was recorded in the current period condensed consolidated financial statements.

We are currently awaiting an executed memorandum of understanding evidencing the terms of the proposed settlement, which will require court approval to become binding. We expect the settlement to be paid out during the first half of fiscal 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

        The annual meeting of shareholders of Grill Concepts, Inc. was held on June 12, 2008, at which the stockholders voted on four proposals: the election of directors, amendment of the Company’s 2006 Equity Incentive Plan to increase the shares reserved thereunder by 500,000 shares, amendment of the Company’s Certificate of Incorporation to increase the authorized shares of common stock from 12,000,000 shares to 15,000,000 shares and ratification of the appointment of Moss Adams LLP as the Company’s independent registered public accounting firm.

The first matter voted on was a proposal to elect Robert Spivak, Michael Weinstock, Glenn Golenberg, Stephen Ross, Bruce Schwartz, Rudolph Borneo and Philip Gay, as directors of the Company. All director nominees were elected. The following table sets forth the votes in such election:

	Affirmative Votes	Negative/Withheld Votes
Robert Spivak	6,064,531	400,723
Michael Weinstock	6,063,531	401,723
Glenn Golenberg	6,334,047	131,207
Stephen Ross	6,343,872	121,382
Bruce Schwartz	6,342,872	122,382
Rudolph Borneo	6,344,201	121,053
Philip Gay	6,064,568	400,686

The proposal to amend the 2006 Equity Incentive Plan to increase the share reserve was approved with 2,837,128 votes cast for, 279,409 votes cast against and 869,114 votes abstaining.

The proposal to amend the Certificate of Incorporation to increase the authorized shares of common stock was approved with 5,267,365 votes cast for, 329,133 votes cast against and 888,755 votes abstaining.

The proposal to ratify the appointment of Moss Adams, LLP as the Company’s independent registered public accounting firm was approved with 6,341,825 votes cast for, 117,436 votes cast against, and 5,993 votes abstained.

Item 6.	Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment of Restated Certificate of Incorporation, filed July 15, 2008

31.1	Section 302 Certification of CEO and Principal Executive Officer

31.2	Section 302 Certification of CFO and Principal Financial and Accounting Officer

32.1	Certification of CEO and Principal Executive Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO and Principal Financial and Accounting Officer Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRILL CONCEPTS, INC.

Signature	Title	Date

/S/ PHILIP GAY Philip Gay	President and Chief Executive Officer (Principal Executive Officer)	August 11, 2008

/S/ WAYNE LIPSCHITZ Wayne Lipschitz	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 11, 2008