Form 10-Q
period 2008-09-28
GRILL CONCEPTS INC
filed 2008-11-12
CIK 895041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

As of November 3, 2008, the number of outstanding shares of Common Stock of the issuer was 8,807,730.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 28, 2008	December 30, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$2,822	$4,887
Inventories	1,146	1,132
Receivables, net of reserve ($232 in 2008 and 2007)	2,543	1,288
Reimbursable costs receivable	1,480	1,565
Income taxes receivable	1,005	234
Note receivable, current portion	278	15
Deferred income taxes	—	275
Prepaid expenses and other current assets	1,269	860

Total current assets	10,543	10,256
Furniture, equipment and improvements, net	32,963	24,082
Restricted cash	568	792
Note receivable	365	53
Deferred income taxes	—	5,964
Liquor licenses	729	729
Goodwill	720	720
Other assets	931	742

Total assets	$46,819	$43,338

LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,946	$1,861
Accrued expenses	7,366	7,149
Accrued managed outlets operating expenses	1,480	1,565
Litigation claim settlement	1,123	150
Long-term debt, current portion	429	490
Liability for debt extinguishment, current portion	50	50

Total current liabilities	14,394	11,265
Long-term debt	6,473	271
Liability for debt extinguishment	—	50
Other long-term liabilities	11,760	10,822
Mandatorily Redeemable Series C Convertible Preferred Stock, $.001 par value; 10,000 shares authorized, 5,000 shares issued and outstanding, net of $672 assigned to warrants in 2008	4,328	—

Total liabilities	36,955	22,408

Minority interest	826	617
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, 1,000,000 shares authorized; 0 shares issued and outstanding	—	—
Common Stock, $.00004 par value; 15,000,000 shares authorized, 8,807,730 and 8,793,530 issued and outstanding in 2008 and 2007, respectively	—	—
Additional paid-in capital	30,610	29,682
Accumulated deficit	(21,572)	(9,369)

Total stockholders’ equity	9,038	20,313

Total liabilities, minority interest and stockholders’ equity	$46,819	$43,338

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Sales	$16,675	$15,920	$52,299	$49,898
Cost reimbursements	6,889	4,748	19,478	14,216
Management and license fees	846	656	2,228	1,716

Total revenues	24,410	21,324	74,005	65,830
Operating expenses:
Cost of sales	4,889	4,518	15,054	14,264
Labor	6,293	5,855	19,315	18,041
Restaurant operating	3,124	2,810	9,110	8,089
Occupancy	1,452	1,158	4,232	3,671
Reimbursed costs	6,889	4,748	19,478	14,216
General and administrative	2,352	1,807	6,050	5,175
Depreciation and amortization	1,015	614	2,740	1,716
Preopening costs	857	555	1,573	799
Restructuring Costs	1,697	—	1,697	—
Litigation claim settlement	268	—	1,048	—

Total operating expenses	28,836	22,065	80,297	65,971
Loss from operations	(4,426)	(741)	(6,292)	(141)
Interest, net	(173)	(7)	(320)	(192)

Loss before benefit (provision) for income taxes and minority interest	(4,599)	(748)	(6,612)	(333)
Benefit (provision) for income taxes	(6,304)	296	(5,469)	131

Loss before minority interest	(10,903)	(452)	(12,081)	(202)
Minority interest in net profit of subsidiaries	(169)	(137)	(122)	(239)

Net loss	(11,072)	(589)	(12,203)	(441)
Preferred dividends accrued	—	—	—	(6)

Net loss applicable to common stock	$(11,072)	$(589)	$(12,203)	$(447)

Net loss per share applicable to common stock:
Basic	$(1.26)	$(0.07)	$(1.39)	$(0.06)

Diluted	$(1.26)	$(0.07)	$(1.39)	$(0.06)

Weighted-average shares outstanding:
Basic	8,801	7,929	8,798	6,948

Diluted	8,801	7,929	8,798	6,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net (loss)	$(12,203)	$(441)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,740	1,716
Amortized deferred rent and lease incentives	(725)	(493)
Amortized debt issuance costs	90	101
Provision for doubtful accounts	—	(103)
Stock based compensation	226	276
Deferred income taxes	6,239	(54)
Restructuring costs	821	—
Minority interest in net profit of subsidiaries	169	239
Changes in operating assets and liabilities:
Inventories	(14)	(60)
Receivables	(1,844)	(830)
Income taxes receivable	(771)	(233)
Prepaid expenses and other current assets	(409)	(282)
Other assets	(279)	(87)
Accounts payable	2,085	(481)
Accrued expenses	37	558
Litigation claim settlement	1,123	—
Payable to Hotel Restaurant Properties, Inc	—	(2,951)
Tenant improvement allowances	1,663	657

Net cash used in operating activities	(1,052)	(2,468)

Cash flows from investing activities:
Restricted cash	224	400
Collections on note receivable	14	15
Purchases of liquor licenses	—	(310)
Purchase of furniture, equipment and improvements	(10,952)	(5,128)

Net cash used in investing activities	(10,714)	(5,023)

Cash flows from financing activities:
Net capital contributions from minority shareholders	40	(24)
Proceeds from private placement equity offering, net of issuance costs	—	13,096
Proceeds from line of credit	6,000	5,900
Payments on long-term debt	(1,298)	(6,798)
Issuance of mandatorily redeemable convertible preferred stock	4,328	—
Issuance of warrants associated with mandatorily redeemable convertible preferred stock	672	—
Payments of accumulated dividends on convertible preferred stock	—	(492)
Payments on liability for debt extinguishment	(50)	(50)
Proceeds from exercise of stock options	9	102

Net cash provided by financing activities	9,701	11,734

Net (decrease)/increase in cash	(2,065)	4,243
Cash, beginning of period	4,887	3,049

Cash, end of period	$2,822	$7,292

Supplemental cash flows information:
Cash paid during the period for:
Interest	$278	$302
Income taxes	—	157
Non-cash investing and financing activities:
Construction in progress included in accrued liabilities	$168	$—
Management fee receivables reclassified to note receivable	589	—
Issuance of common stock for minority interest in Downtown Daily Grill	—	1,524
Capital lease equipment financing	1,322	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

GRILL CONCEPTS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Interim Financial Presentation

The interim condensed consolidated financial statements of Grill Concepts, Inc. (the “Company”, “we”, or “our”) are prepared pursuant to the requirements for reporting on Form 10-Q. The interim condensed consolidated financial statements for the period ended September 28, 2008 have not been audited by our independent registered public accounting firm. The December 30, 2007 balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The interim condensed consolidated financial statements and notes thereto should be read in conjunction with the financial statements and notes included in our Form 10-K for the year ended December 30, 2007. In the opinion of management, these interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair presentation of the results for the interim periods presented. The current period results of operations are not necessarily indicative of results that ultimately will be reported for the full year ending December 28, 2008.

Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules of the Securities and Exchange Commission. The Company believes that the disclosures made are adequate to make the information not misleading.

Certain amounts in the prior year financial statements have been reclassified to conform to the current year presentation.

2.	Liquidity

The Company incurred a loss from operations on a consolidated basis for the nine months ended September 28, 2008 of $6.3 million and $1.4 million for the full fiscal year ended December 2007, in addition to having negative working capital at the end of each quarter of fiscal year 2008. To date, the Company has financed its cash flow needs primarily through operations, cash on hand, the sale of the Company’s common and preferred stock and borrowings on its credit facility with Diamond Creek. As of September 28, 2008, the Company had cash and cash equivalents on hand of $2.8 million, and negative working capital of $3.9 million. During September 2008, the Company obtained additional cash of $5.0 million from the sale of the Company’s Series C Preferred Shares that was used primarily to pay for restaurants under construction and to partially pay-down the credit facility with Diamond Creek. In order to meet projected operating and capital expenditure requirements through 2009, the Company will need to arrange for additional financing, or capital infusions, in the approximate amount of $3 to $5 million.

3.	Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at September 28, 2008 and December 30, 2007 were comprised of:

(in thousands)	2008	2007
Lease incentives receivable	$6	$100
Prepaid rent	275	271
Prepaid insurance	356	43
Prepaid taxes	114	90
Prepaid expenses, other	518	356

Total prepaid expenses and other current assets	$1,269	$860

4.	Restricted Cash

At September 28, 2008 and December 30, 2007, restricted cash totaled $568,000 and $792,000, respectively. The balances consisted of a certificate of deposit established at Union Bank of California (“Union Bank”), serving as collateral for a standby letter of credit to support a workers’ compensation policy ($310,000 at September 28, 2008 and $610,000 at September 30, 2007); $110,000 that was placed in escrow with our insurance claims processor in 2004 for workers’ compensation claims; $72,000 held in escrow for the Daily Grill at Continental Park in El Segundo, California; and $76,000 placed in escrow for establishment of a Texas sales tax bond during the third quarter of 2008.

5.	Long-term Debt

Diamond Creek Credit Facility

Long-term debt consists primarily of amounts borrowed under our credit facility with Diamond Creek Investment Partners, LLC (“Diamond Creek”). During the nine months ended September 28, 2008, we borrowed a net amount of $5.2 million under the credit facility to fund capital expenditures for new restaurants.

The revolving credit facility matures on March 9, 2011.

The interest rates at September 28, 2008 and December 30, 2007 were 9.25% and 10.85%, respectively.

In March 2008, we entered into an amendment to our credit agreement with Diamond Creek, which increased the levels of annual maintenance capital expenditures and growth capital expenditures permitted under the credit agreement. As consideration for the lender’s agreement to amend the credit agreement, we paid an amendment fee of $60,000.

In April 2008, we amended our credit agreement with Diamond Creek to allow for the inclusion of certain non-operating expense amounts in the definition of EBITDA for debt covenant calculation purposes.

Subsequent to September 28, 2008, we also entered into an amendment to our credit facility with Diamond Creek. Under the amendment, our effective interest has increased; certain mandatory prepayment requirements were added in the event of sales of assets, receipt of funds from incurrence of debt or issuance of equity securities or the generation of excess cash flows; borrowing capacity under the facility was reduced to $8.0 million and the lender is not obligated to advance additional amounts under the facility for a period of one year.

Equipment Lease Financing Facility

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term loan and will be recorded as a capital lease on the balance sheets. Until such time, we will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 7% to 8% rate and is repaid quarterly over three years. At September 28, 2008, $1,192,000 had been drawn on the facility to fund kitchen equipment installed in our Boston Daily Grill, Aventura Grill on the Alley and Westlake Grill on the Alley.

Union Bank Line of Credit Facility

In July 2007, we entered into a $400,000 line of credit agreement with Union Bank and borrowed $400,000 against it. We entered into the line of credit in order to access funds that were held in a certificate of deposit with Union Bank, which acted as collateral for our standby letter of credit supporting a workers’ compensation policy. The line of credit expired on January 22, 2008 and was repaid in full.

6.	Liability for Debt Extinguishment

Liability for debt extinguishment consists of a $200,000 penalty payable in annual installments of $50,000 as a result of the retirement of the collateralized subordinated note and redeemable capital obligations owed to the Michigan Avenue Group (“MAG”), a member of Chicago Grill on the Alley, LLC (the “Chicago Grill”). The balance due to MAG as of September 28, 2008 is $50,000, which is included in current liabilities in the condensed consolidated balance sheets. At December 31, 2007 the amount owing was $100,000, which was included in current and long-term liabilities in the condensed consolidated balance sheets.

7.	Other Long-Term Liabilities

In connection with certain of our leases, the landlord has provided us with tenant improvement allowances. These lease incentives have been recorded as long-term liabilities and are being amortized over the life of the lease. Additionally, we record deferred rent, where lease payments are lower than rental expense, recognized on a straight-line basis.

Other long-term liabilities at September 28, 2008 and December 30, 2007 were comprised of:

(in thousands)	2008	2007
Lease incentives	$9,465	$8,737
Deferred rent	2,295	2,085

Total other long-term liabilities	$11,760	$10,822

8.	Issuance of Mandatorily Redeemable Convertible Preferred Stock and Warrants

In September 2008, we issued 5,000 shares of newly authorized Series C Convertible Preferred Stock (“Series C Preferred Shares”) and warrants (the “Warrants”) to purchase 600,000 shares of common stock for an aggregate purchase price of $5.0 million. The aggregate funds received were allocated $4.3 million to Series C Preferred Shares and $0.7 million to the Warrants. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issues 98-5 to Certain Convertible Instruments”, the values assigned to both the Series C Preferred Shares and the Warrants were allocated based on their relative fair values. The relative fair value of the Warrants was determined using the Black-Scholes option-pricing model, was recorded as additional paid in capital in the condensed consolidated balance sheets and reduced the carrying value of the Series C Preferred Shares. The value of the Warrants is being accreted to interest expense over the seven year life of the Series C Preferred Shares.

Series C Preferred Shares

Dividends. The Series C Preferred Shares are entitled to cumulative dividends at the rate of 7 .5% per annum (an effective rate of 9.4%) (based on the liquidation preference of $1,000 per share) payable quarterly in cash or, at the sole option of the investor, in shares of Common Stock; provided, however, that (1) the investor may, at its sole option, defer receipt of dividends until conversion or redemption of the Series C Preferred Shares, (2) all dividends accruing through March 31, 2011 shall either be payable solely in common stock or deferred until after March 31, 2011, and (3) unless and until the shareholders of the Company shall have approved such issuances, no shares of common stock shall be issued as dividends on the Series C Preferred Shares if, as a result of such issuance, the investor would own 20% or more of the outstanding shares of our common stock following such issuance (the “Share Cap”). We agreed to submit to our shareholders for vote, and to recommend approval of such vote, a proposal to approve issuances of shares as dividends on the Series C Preferred Shares in excess of the Share Cap no later than July 31, 2009 (the “Outside Cap Waiver Date”). In the event that shareholder approval of issuances as dividends of shares of common stock in excess of the Share Cap is not received by the Outside Cap Waiver Date, all dividends otherwise payable in common stock in excess of the Share Cap shall be payable solely in cash and shall be deemed to be subject to deferral until after March 31, 2011. Shares issued in payment of dividends shall be valued at market price but not less than $0.06 over the market price on August 29, 2008.

Conversion. Each of the Series C Preferred Shares is convertible, at the sole option of the investor, into 250 shares of common stock, or an aggregate of 1,250,000 shares of common stock, representing an effective conversion price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends. Unless and until our shareholders shall have approved such issuances, no Series C Preferred Shares shall be convertible, and no shares of common stock shall be issued on conversion of the Series C Preferred Shares if, as a result of such conversion and issuance, the investor would own 20% or more of the outstanding shares of our common stock following such conversion and issuance (the “Conversion Cap”). We agreed to submit to our shareholders for vote, and to recommend approval of such vote, a proposal to approve conversions of Series C Preferred Shares in excess of the Conversion Cap at a meeting of shareholders to be held no later than July 31, 2009.

Redemption. On or after the earlier of (i) August 31, 2013 or (ii) an uncured default in the payment of dividends or in the payment of certain indebtedness, the investor may, at his sole option and upon the giving of a written notice (a “Redemption Notice”) to the Company and delivery to the Company of the certificate(s) (the “Redeemed Share Certificates”) evidencing the shares of Series C Preferred Stock to be so redeemed (the “Redeemed Shares”), require that we redeem, out of funds legally available therefor, some or all then outstanding Series C Preferred Shares for an amount (the “Redemption Amount”) equal to (x) the Series C Liquidation Preference multiplied by the number of Series C Preferred Shares to be redeemed, plus (y) accrued and unpaid dividends thereon, and we shall, not later than five (5) business days following receipt of the Redemption Notice and the Redeemed Share Certificates (the “Early Redemption Date”), redeem the Redeemed Shares covered by the Redemption Notice by paying to the investor, in cash, the applicable Redemption Amount.

Series C Preferred Shares not previously converted or redeemed and then outstanding shall, on August 31, 2015 (the “Final Redemption Date”), be redeemed by the Company out of funds lawfully available at a price equal to the Redemption Amount.

The Company shall have the right to redeem the Series C Preferred Shares upon the occurrence of certain deemed liquidation events.

Voting. The Series C Preferred Shares shall be entitled to vote on an as converted basis on all matters submitted to a vote of the holders of the Company’s Common Stock.

Liquidation. The Series C Preferred Shares are entitled to a preference upon liquidation of $1,000 per share plus all accrued and unpaid dividends.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), the Series C Preferred Shares have been recorded as a long-term liability on our condensed consolidated balance sheets.

Warrants

The Warrants entitle the investor to purchase up to 600,000 shares of common stock at any time prior to September 2, 2015 at an exercise price equal to $4.00 per share, subject to adjustment upon certain corporate events, including stock dividends, distributions and reclassifications.

9.	Restructuring Costs

During the third quarter of 2008, the Board of Directors of the Company made a determination to place on hold its planned restaurant openings for 2009. As part of this determination, capitalizable costs previously incurred related to these restaurants were written off during the third quarter of 2008. The expense associated with these costs was $821,000. Additionally, as part of the Company’s decision to postpone restaurant openings, the Company continues to negotiate modifications of the lease agreements and costs of termination, if necessary. The Company expects to incur additional landlord costs as part of the modification or termination of the lease agreements associated with the restaurants no longer expected to open in 2009. The total estimated additional landlord cost of $876,000 has been expensed in the third quarter of 2008.

10.	Income Taxes

On January 1, 2007 we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 addresses the determination of how tax benefits claimed, or expected to be claimed, on a tax return should be recorded in the financial statements. Under FIN No. 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We did not recognize any additional liabilities, subsequent to adoption, for uncertain tax positions as a result of the implementation of FIN No. 48. We had no unrecognized tax benefits as of the date of adoption or as of September 28, 2008.

Realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due primarily to the fact that the Company has incurred losses in recent quarters and uncertainties surrounding the realization of the Company’s cumulative net operating losses and other factors, the Company believes it is more likely than not that the deferred tax assets will not be fully realizable and has, accordingly, recorded a full valuation allowance of $7.9 million against its net deferred tax assets at September 28, 2008. We will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently open to audit under the federal statute of limitations by the Internal Revenue Service for the years ended December 28, 2004 and thereafter. The Company and its subsidiaries’ state income tax returns are also open to audit under the California statute of limitations for the years ended December 29, 2003 and thereafter.

We accrue interest on unrecognized tax benefits as a component of interest expense. Penalties, if incurred, would be recognized as a component of income tax expense. We had no such accrued interest or penalties associated with unrecognized tax benefits included in accrued liabilities as of the date of adoption of FIN No. 48 or as of September 28, 2008.

Pursuant to Internal Revenue Code Sections 382 and 383, the annual use of our general business credit carryforwards may be limited if there is greater than a 50% cumulative change in ownership.

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 83% is due to the impact of the valuation allowance recorded during the current quarter, state income taxes, income allocations to the minority interest and general business credits.

11.	Per Share Data

Pursuant to SFAS No. 128, “Earnings Per Share” (“SFAS No. 128”), basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted-average number of common and common equivalent shares outstanding during the period. Common share equivalents included in the diluted computation represent shares issuable upon assumed exercise of stock options, warrants and convertible preferred stock using the treasury stock method.

A reconciliation of earnings available to common stockholders and diluted earnings available to common stockholders and the related weighted-average shares for the three and nine months ended September 28, 2008 and September 30, 2007 follows:

Three months (in thousands)	Earnings	2008 Shares	Earnings	2007 Shares
Net loss	$(11,072)		$(589)
Less: preferred dividends accrued	—		—

Basic net loss applicable to common stock	(11,072)	8,801	(589)	7,929
Dilutive securities:
Dilutive stock options		—		—

Dilutive net loss applicable to common stock	$(11,072)	8,801	$(589)	7,929

For the three months ended September 28, 2008; 1,119,568 options and 1,446,726 warrants were excluded from the calculation because they were anti-dilutive. For the three months ended September 30, 2007; 887,459 options and 946,726 warrants were excluded from the calculation because they were anti-dilutive.

Nine months (in thousands)	Earnings	2008 Shares	Earnings	2007 Shares
Net loss	$(12,203)		$(441)
Less: preferred dividends accrued	—		(6)

Basic net loss applicable to common stock	(12,203)	8,798	(447)	6,948
Dilutive securities:
Dilutive stock options		—		—

Dilutive net loss applicable to common stock	$(12,203)	8,798	$(447)	6,948

For the nine months ended September 28, 2008; 1,119,568 options and 1,446,726 warrants were excluded from the calculation because they were anti-dilutive. For the nine months ended September 30, 2007; 887,459 options and 946,726 warrants were excluded from the calculation because they were anti-dilutive.

12.	Stock Based Compensation

We maintain performance incentive plans under which incentive stock options and non-qualified stock options may be granted to employees, non-employee directors and consultants.

We periodically grant options to employees, non-employee directors and consultants under our performance incentive plans. These grants are accounted for in accordance with the provisions of SFAS No. 123R, “Share-Based Payments” (“SFAS No. 123R”) and Emerging Issues Task Force Abstract No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services.”. Accordingly, we are required to make estimates of the fair value of the related instruments and recognize expense over the period benefited, usually the vesting period.

Stock option activity pursuant to our performance incentive plans during the nine months ended September 28, 2008 was as follows:

	Number of Shares	Weighted Average Option Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	866,234	$3.84	6.1	$1,251,524
Granted	290,584	2.57
Exercised	(4,200)	2.16
Cancelled	(33,050)	4.06

Outstanding at September 28, 2008	1,119,568	$3.53	6.1	$80,875

Exercisable at September 28, 2008	597,857	$3.31	4.3	$44,005

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between our closing stock price on September 28, 2008 of $2.05 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 28, 2008. This amount changes based on the fair market value of our stock.

There were no options exercised during the third quarter of 2008. The total intrinsic value of options exercised for the nine months ended September 28, 2008 was $7,500 and for the three and nine months ended September 30, 2007 was $116,000 and $286,000, respectively. As of September 28, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $982,000, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

The weighted-average fair value of stock options granted was $1.86 for the nine months ended September 28, 2008 and $4.66 for the nine months ended September 30, 2007. The fair value of each option grant issued during those periods was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Nine Months Ended
	September 28, 2008	September 30, 2007
Dividend yield	0%	0%
Expected volatility	68.47%	66.03%
Risk-free interest rate	4.48%	5.07%
Expected option life (in years)	8.64	6.28

The following table reflects share-based compensation recorded for the three and nine months ended September 28, 2008 and September 30, 2007:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Share based compensation expense	$82	$71	$226	$276
Basic earnings per share effect of share based compensation expense	$(0.01)	$(0.01)	$(0.03)	$(0.04)

At September 28, 2008, there were 526,557 shares available for grant under existing performance incentive plans.

13.	Equity Transactions

Common Stock

During the nine months ended September 28, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000. During the nine months ended September 30, 2007, the Company issued 49,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $102,000.

During the nine months ended September 28, 2008, the Company issued 10,000 shares of common stock to the landlord of our Fresno Daily Grill restaurant as part of finalizing a settlement related to tenant improvement costs.

Warrants

Pursuant to the terms of warrants issued during 2007 (the “2007 Warrants”) representing the right to purchase an aggregate of 735,000 shares of common stock, as a result of the sale of the Series C Preferred Shares, in September 2008, the exercise price of the 2007 Warrants was automatically reduced from $8.05 per share to the floor price of $7.00 per share.

14.	Distribution of Capital and Preferred Returns

During the nine months ended September 28, 2008, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the various LLC’s (the “LLCs”) in which we hold less than 100% interest, and the Universal CityWalk Daily Grill partnership occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the nine months ended September 28, 2008 totaled $86,000 to us and $86,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the nine months ended September 28, 2008 totaled $285,000 from us and $285,000 from the other partner. At September 28, 2008, our unreturned capital contributions balance totaled $946,000 and the other partner’s unreturned capital contributions totaled $2,016,000.

Except for the foregoing, there were no other distributions of profits from any of the LLCs or from the Universal CityWalk Daily Grill partnership and the unreturned capital contributions balances and accrued but unpaid preferred return balances were unchanged from December 30, 2007.

15.	Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective for the Company beginning December 29, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the GAAP hierarchy). This Statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company does not expect the adoption of SFAS No. 162 to have a material effect on its condensed consolidated financial statements or related disclosures.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of December 29, 2008 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its condensed consolidated financial statements.

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

In April 2007, the California Supreme Court unanimously held that payments for missed meal or rest periods are considered wages or premium pay, not penalties. As a result, claims for missed meal and rest breaks under the California Labor Code (the “Labor Code”) will be governed by a three or four-year statute of limitations for the payments required under the Labor Code, rather than a one-year statute. The case was placed in a stay status pending mediation in the summer of 2008.

A new class action lawsuit of the same nature was filed on April 4, 2008 in the Supreme Court for the County of Los Angeles. We requested, and were granted, that the case be combined with the original class action lawsuit.

In July 2008, through non-binding mediation, we reached an agreement in principle to settle the ongoing class action lawsuit relating to employee meal and rest breaks, filed against us in June 2004. The settlement, whose terms must still be finalized and is subject to preliminary and final approval by the court, contains a not to exceed amount, based on claims made by eligible class members. The tentative settlement also requires a minimum payment of fifty percent of the total settlement amount after attorney’s fees, administrative costs and plaintive incentive awards. Based on the proposed terms of the settlement and the historically low rate of claims made in these types of cases, we believe that the most likely estimate of total costs to the Company will be $1.2 million, of which $0.1 million was accrued in previous years. The balance, or $0.8 million, was recorded in the second quarter 2008 condensed consolidated financial statements.

A memorandum of understanding has been executed and we are currently waiting for the settlement to become binding, through judge approval. We expect the settlement to be paid out during the first half of fiscal 2009. During the third quarter of 2009, additional legal and economist costs were incurred totaling $0.3 million.

Operating Leases and Contractual Obligations

At September 28, 2008, we were obligated under twenty-five leases covering the premises in which our Daily Grill, Grill on the Alley and In Short Order-Daily Grill restaurants are located as well as a lease on our corporate offices. Such restaurant leases and the corporate offices lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $50.6 million over the life of those leases, with minimum rental payments of $2.6 million in the remainder of 2008, $12.2 million between 2009 and 2010, $10.6 million between 2010 and 2011, and $25.2 million thereafter.

The totals noted above include approximately $8.5 million in lease commitment costs associated with locations that the Company has planned to delay or indefinitely defer opening new restaurants in. As noted, the Company anticipates that the three leases will be terminated and we will incur an estimated cost of one year’s rent and common area costs. Amounts related to the noted periods are; $0.1 million in the remainder of 2008, $1.6 million between 2009 and 2010, $1.6 million between 2010 and 2011, and $5.2 million thereafter.

The following table details our contractual obligations as of September 28, 2008:

	Payments due by period
(in thousands)	Total	2008 (2)	2009 - 2010	2011 - 2012	Thereafter
Long-term debt(1)	$5,363	$2	$22	$5,193	$146
Capital lease obligations	1,539	63	1,435	41	—
Operating lease commitments(3)	49,465	1,329	12,131	10,606	25,399
Other obligations(4)	50	—	50	—	—

Total	$56,417	$1,394	$13,638	$15,840	$25,545

(1)	Excludes other long-term liabilities of $11.8 million at September 28, 2008, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Represents remaining payments due in 2008 as of September 28, 2008.
(3)	Includes $8.5 million in payments related to leases in Dallas, TX; Annapolis, MD and Phoenix, AZ for locations that we are intending to terminate the leases as part of the Company’s restructuring effort. The Company anticipates that the three leases will be terminated and will we will incur an estimated cost of one year’s rent and common area costs. We have recorded an expense of $876,000 for the third quarter of 20008 in the condensed consolidated statements of operations.
(4)	Represents remaining debt extinguishment penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

17.	Subsequent Events

Executive Salary Reduction Plan

Effective October 27, 2008, the Company implemented a temporary plan (the “Plan”) pursuant to which each officer at the Vice President level and higher agreed to accept equity in the Company in lieu of cash in an amount equal to 10% of their salary and each non-employee director agreed to accept equity in the Company in lieu of cash in an amount equal to 100% of their compensation (the “Salary Reduction Amount”).

In lieu of payment of the Salary Reduction Amount in cash, each participant in the Plan will be issued Restricted Stock Units (“RSUs”) under the Company’s 2006 Equity Incentive Plan. RSUs will be issued to each participant at the end of each pay period based on the average closing price of the Company’s common stock over the three trading days ended on the date of issuance. All RSUs shall be subject to vesting provisions pursuant to which the RSUs and underlying shares of common stock will be subject to restrictions on transfer, and forfeiture, for a period of one year from issuance of each applicable RSU; provided, however, that vesting of the RSUs and underlying shares of common stock will be accelerated and the forfeiture requirement will lapse (1) in the case of termination of employment or services prior to full vesting, other than termination for gross misconduct or grave moral turpitude,  1/12 per month for each full month of continued service during the vesting period, and (2) in the case of sale or change of control of the Company or the death or permanent disability of the participant, in full on such event. Common stock certificates will be issued in settlement of the RSUs on the vesting date of each RSU.

The Plan will remain in place until further notice from the board of directors and will be available to all salaried employees on a voluntary basis.

Strategic Initiative

In October 2008, the Company announced that its Board of Directors had begun exploring strategic alternatives available to the Company and, in connection therewith, had retained Morgan Joseph & Co. as its financial advisor. Compensation is based initially on a retainer of $25,000 and may increase if other services are provided. The strategic alternatives to be evaluated may include, but are not limited to, raising additional equity or debt capital, sale of certain assets, recapitalization or merger of the Company with another entity.

Diamond Creek Credit Facility

In October 2008, the Company paid down $384,000 on the outstanding balance of the Diamond Creek credit facility.

In November 2008, the Company entered into Amendment Number Four to Credit Agreement (the “Amendment”) amending its credit agreement, originally entered into on March 10, 2006 and amended December 29, 2006, March 19, 2008 and April 30, 2008 (the “Credit Agreement”), with Diamond Creek Investment Partners LLC (“Diamond Creek”), as agent for the lender under the Credit Agreement.

The Amendment modified the Credit Agreement by (1) modifying the Base Rate Margin for non-LIBOR loans to fix said Base Rate Margin at 8% for the year following the Amendment and for any period, determined monthly, in which the trailing twelve months EBITDA is less than $2,500,000, (2) modifying the LIBOR Rate Margin for LIBOR loans to fix said LIBOR Rate Margin at 9% for the year following the Amendment and for any period, determined monthly, in which the trailing twelve months EBITDA is less than $2,500,000, (3) reducing the maximum credit available under the revolver from $12 million to $8 million, (4) providing the lenders are not obligated to make any advances under the Credit Agreement for the one year period commencing on the date of the Amendment and (5) adding certain mandatory prepayment requirements in the event of sales of assets, receipt of funds from incurrence of debt or issuance of equity securities or the generation of excess cash flows. The Amendment also modified certain financial covenants and waived non-compliance with certain financial covenants as of the end of the Company’s fiscal third quarter. The Company paid a fee of $100,000 to Diamond Creek as well as legal fees of $12,000 incurred by the lenders in connection with the Amendment. The fees paid will be capitalized and amortized over the remaining term of the credit agreement.

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

Current Year Developments

Economic and Financial Market Disruptions

Throughout the first three quarters of 2008, and accelerating in the third quarter of 2008, the Company’s operations and financial condition have been directly and adversely affected by conditions in the broader economy and financial markets. Sharp increases in energy and other costs and the disruptions experienced in the financial markets, particularly in the credit and housing market, have resulted in reduced consumer spending, particularly in Southern California, have adversely affected our revenues, our operating costs and our overall operating results, have weakened our financial condition and, in response to the economic environment, the Company has undertaken various initiatives to control costs to offset weakness in consumer spending.

Restaurant Openings and Leases

In February 2008, we opened our first “In Short Order – Daily Grill” quick-casual restaurant in the lobby of the Sheraton Hotel in Seattle, WA.

In May 2008, we opened a 100% owned Daily Grill at The Shops at Prudential Center in Boston, MA.

In September 2008, we opened a 100% owned Grill on the Alley at the Promenade in Westlake Village, CA.

In March 2008, we signed a lease to open a wholly owned Grill on the Alley in Aventura, FL. The restaurant is currently scheduled to open in November 2008. This new lease entered into by the Company in 2008 increased our lease commitments as presented in the Liquidity and Capital Resources section below, by approximately $3.9 million.

Management Agreement Termination

During 2008, the Company and its Memphis Daily Grill managed location agreed to terminate the management agreement under which the Memphis Daily Grill is operated. As a result of this agreement, the Company will receive a non-refundable termination fee of $200,000. This fee will be received in equal monthly installments over an eighteen month period. The effective termination date of the management agreement was August 31, 2008.

Equipment Leases

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen equipment financing. Upon the completion of the equipment installation at each restaurant, the financing related to that restaurant will be converted from a line of credit to a term loan and will be recorded as a capital lease on the balance sheet. Until such time, the Company will pay minimal rent to the financing organization. The facility is collateralized by the related equipment, is based on a 7% to 8% rate and is repaid quarterly over three years. At September 28, 2008, $1,192,000 had been drawn on the facility to fund kitchen equipment installed in our Boston Daily Grill, Aventura Grill on the Alley and Westlake Grill on the Alley.

Stock Based Compensation

We recorded stock based compensation of $226,000 for the nine months ended September 28, 2008 and $276,000 for the nine months ended September 30, 2007. As of September 28, 2008, total unrecognized stock-based compensation expense related to non-vested stock options was $982,000, which is expected to be recognized over a weighted-average period of approximately 2.9 years.

There were 290,584 stock options granted in the first nine months of 2008.

Litigation Claim Settlement

On July 16, 2008, through non-binding mediation, the Company reached an agreement in principle to settle the ongoing class action lawsuit relating to employee meal and rest breaks, filed against us in June 2004. The settlement, whose terms must still be finalized and is subject to preliminary and final approval by the court, contains a not to exceed amount, based on claims made by eligible class members. The tentative settlement also requires a minimum payment of fifty percent of the total settlement amount after attorney’s fees, administrative costs and plaintive incentive awards. Based on the proposed terms of the settlement and the historically low rate of claims made in these types of cases, we believe that the most likely estimate of total costs to the Company will be $0.9 million, of which $0.1 million was accrued in previous years. The balance, or $0.8 million, was recorded in the second quarter 2008 condensed consolidated financial statements.

A memorandum of understanding has been executed and we are currently waiting for the settlement to become binding, through judge approval. We expect the settlement to be paid out during the first half of fiscal 2009. During the third quarter of 2009, additional legal and economist costs were incurred totaling $0.3 million.

Restructuring Costs

During the third quarter of 2008, the Board of Directors of the Company made a determination to place on hold its planned restaurant openings for 2009. As part of this determination, capitalizable costs previously incurred related to these restaurants were written off during the third quarter of 2008. The expense associated with these costs was $821,000. Additionally, as part of the Company’s decision to postpone restaurant openings, the Company continues to negotiate modifications of the lease agreements and costs of termination, if necessary. The Company expects to incur additional landlord costs as part of the modification or termination of the lease agreements associated with the restaurants no longer expected to open in 2009. The total estimated additional landlord cost of $876,000 has been expensed in the third quarter of 2008.

Issuance of Mandatorily Redeemable Convertible Preferred Stock and Warrants

In September 2008, we issued 5,000 shares of newly authorized Series C Convertible Preferred Stock (“Series C Preferred Shares”) and warrants (the “Warrants”) to purchase 600,000 shares of common stock for an aggregate purchase price of $5.0 million. The aggregate funds received were allocated $4.3 million to Series C Preferred Shares and $0.7 million to the Warrants. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issues 98-5 to Certain Convertible Instruments”, the values assigned to both the Series C Preferred Shares and the Warrants were allocated based on their relative fair values. The relative fair value of the Warrants was determined using the Black-Scholes option- pricing model, was recorded as additional paid in capital in the condensed consolidated balance sheets and reduced the carrying value of the Series C Preferred Shares. The value of the Warrants is being accreted to interest expense over the seven year life of the Series C Preferred Shares.

Dividends. The Series C Preferred Shares are entitled to cumulative dividends at the rate of 7.5% per annum (based on the liquidation preference of $1,000 per share) payable quarterly in cash or, at the sole option of the investor, in shares of Common Stock; provided, however, that (1) the investor may, at its sole option, defer receipt of dividends until conversion or redemption of the Series C Preferred Shares, (2) all dividends accruing through March 31, 2011 shall either be payable solely in common stock or deferred until after March 31, 2011, and (3) unless and until the shareholders of the Company shall have approved such issuances, no shares of common stock shall be issued as dividends on the Series C Preferred Shares if, as a result of such issuance, the investor would own 20% or more of the outstanding shares of our common stock following such issuance (the “Share Cap”). We agreed to submit to our shareholders for vote, and to recommend approval of such vote, a proposal to approve issuances of shares as dividends on the Series C Preferred Shares in excess of the Share Cap no later than July 31, 2009 (the “Outside Cap Waiver Date”). In the event that shareholder approval of issuances as dividends of shares of common stock in excess of the Share Cap is not received by the Outside Cap Waiver

Date, all dividends otherwise payable in common stock in excess of the Share Cap shall be payable solely in cash and shall be deemed to be subject to deferral until after March 31, 2011. Shares issued in payment of dividends shall be valued at market price but not less than $0.06 over the market price on August 29, 2008.

Conversion. Each of the Series C Preferred Shares is convertible, at the sole option of the investor, into 250 shares of common stock, or an aggregate of 1,250,000 shares of common stock, representing an effective conversion price of $4.00 per share, subject to adjustment for stock splits, reverse stock splits and stock dividends. Unless and until our shareholders shall have approved such issuances, no Series C Preferred Shares shall be convertible, and no shares of common stock shall be issued on conversion of the Series C Preferred Shares if, as a result of such conversion and issuance, the investor would own 20% or more of the outstanding shares of our common stock following such conversion and issuance (the “Conversion Cap”). We agreed to submit to our shareholders for vote, and to recommend approval of such vote, a proposal to approve conversions of Series C Preferred Shares in excess of the Conversion Cap at a meeting of shareholders to be held no later than July 31, 2009.

Redemption. On or after the earlier of (i) August 31, 2013 or (ii) an uncured default in the payment of dividends or in the payment of certain indebtedness, the investor may, at his sole option and upon the giving of a written notice (a “Redemption Notice”) to the Company and delivery to the Company of the certificate(s) (the “Redeemed Share Certificates”) evidencing the shares of Series C Preferred Stock to be so redeemed (the “Redeemed Shares”), require that we redeem, out of funds legally available therefor, some or all then outstanding Series C Preferred Shares for an amount (the “Redemption Amount”) equal to (x) the Series C Liquidation Preference multiplied by the number of Series C Preferred Shares to be redeemed, plus (y) accrued and unpaid dividends thereon, and we shall, not later than five (5) business days following receipt of the Redemption Notice and the Redeemed Share Certificates (the “Early Redemption Date”), redeem the Redeemed Shares covered by the Redemption Notice by paying to the investor, in cash, the applicable Redemption Amount.

Series C Preferred Shares not previously converted or redeemed and then outstanding shall, on August 31, 2015 (the “Final Redemption Date”), be redeemed by the Company out of funds lawfully available therefor at a price equal to the Redemption Amount.

The Company shall have the right to redeem the Series C Preferred Shares upon the occurrence of certain deemed liquidation events.

Voting. The Series C Preferred Shares shall be entitled to vote on an as converted basis on all matters submitted to a vote of the holders of the Company’s Common Stock.

Liquidation. The Series C Preferred Shares are entitled to a preference upon liquidation of $1,000 per share plus all accrued and unpaid dividends.

In accordance with SFAS No. 150, the Series C Preferred Shares have been recorded as a long-term liability on our condensed consolidated balance sheets.

The Warrants. The Warrants entitle the investor to purchase up to 600,000 shares of common stock at any time prior to September 2, 2015 at an exercise price equal to $4.00 per share, subject to adjustment upon certain corporate events, including stock dividends, distributions and reclassifications.

Executive Salary Reduction Plan

Effective October 27, 2008, the Company implemented a temporary plan (the “Plan”) pursuant to which each officer at the Vice President level and higher agreed to accept equity in the Company in lieu of cash in an amount equal to10% of their salary and each director agreed to accept equity in the Company in lieu of cash in an amount equal to100% of their compensation (the “Salary Reduction Amount”).

In lieu of payment of the Salary Reduction Amount in cash, each participant in the Plan will be issued Restricted Stock Units (“RSUs”) under the Company’s 2006 Equity Incentive Plan. RSUs will be issued to each participant at the end of each pay period based on the average closing price of the Company’s common stock over the three trading days ended on the date of issuance. All RSUs shall be subject to vesting provisions pursuant to which the RSUs and underlying shares of common stock will be subject to restrictions on transfer, and forfeiture, for a period of one year from issuance of each applicable RSU; provided, however, that vesting of the RSUs and underlying shares of common stock will be accelerated and the forfeiture requirement will lapse (1) in the case of termination of employment or services prior to full vesting, other than termination for gross misconduct or grave moral turpitude,  1/12 per month for each full month of continued service during the vesting period, and (2) in the case of sale or change of control of the Company or the death or permanent disability of the participant, in full on such event. Common stock certificates will be issued in settlement of the RSUs on the vesting date of each RSU.

The Plan will remain in place until further notice from the board of directors and will be available to all salaried employees on a voluntary basis.

Strategic Initiative

In October 2008, the Company announced that its Board of Directors had begun exploring strategic alternatives available to the Company and, in connection therewith, had retained Morgan Joseph & Co. as its financial advisor. Compensation is based initially on a retainer of $25,000 and may increase if other services are provided. The strategic alternatives to be evaluated may include, but are not limited to, raising additional equity or debt capital, sale of certain assets, recapitalization or merger of the Company with another entity.

Diamond Creek Credit Facility

In October 2008, the Company paid down $384,000 on the outstanding balance of the Diamond Creek credit facility.

In November 2008, the Company entered into Amendment Number Four to Credit Agreement (the “Amendment”) amending its credit agreement, originally entered March 10, 2006 and amended December 29, 2006, March 19, 2008 and April 30, 2008 (the “Credit Agreement”), with Diamond Creek Investment Partners LLC (the “Diamond Creek”), as agent for the lender under the Credit Agreement.

The Amendment modified the Credit Agreement by (1) modifying the Base Rate Margin for non-LIBOR loans to fix said Base Rate Margin at 8% for the year following the Amendment and for any period, determined monthly, in which the trailing twelve months EBITDA is less than $2,500,000, (2) modifying the LIBOR Rate Margin for LIBOR loans to fix said LIBOR Rate Margin at 9% for the year following the Amendment and for any period, determined monthly, in which the trailing twelve months EBITDA is less than $2,500,000, (3) reducing the maximum credit available under the revolver from $12 million to $8 million, (4) providing the lenders are not obligated to make any advances under the Credit Agreement for the one year period commencing on the date of the Amendment and (5) adding certain mandatory prepayment requirements in the event of sales of assets, receipt of funds from incurrence of debt or issuance of equity securities or the generation of excess cash flows. The Amendment also modified certain financial covenants and waived non-compliance with certain financial covenants as of the end of the Company’s fiscal third quarter. The Company paid a fee of $100,000 to Diamond Creek as well as legal fees of $12,000 incurred by the lenders in connection with the Amendment. The fees paid will be capitalized and amortized over the remaining term of the credit agreement.

Results of Operations

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total revenues:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Sales	68.3%	74.6%	70.7%	75.8%
Cost reimbursements	28.2	22.3	26.3	21.6
Management and license fees	3.5	3.1	3.0	2.6

Total revenues	100.0	100.0	100.0	100.0

Operating expenses:
Cost of sales	20.0	21.2	20.3	21.7
Labor	25.8	27.5	26.1	27.4
Restaurant operating	12.8	13.2	12.3	12.3
Occupancy	5.9	5.4	5.7	5.6
Reimbursed costs	28.2	22.2	26.3	21.6
General and administrative	9.6	8.5	8.2	7.9
Depreciation and amortization	4.2	2.9	3.7	2.6
Preopening costs	3.5	2.6	2.1	1.2
Restructuring costs	7.0	—	2.3	—
Litigation claim settlement	1.1	—	1.4	—

Total operating expenses	118.1	103.5	108.4	100.3

Loss from operations	(18.1)	(3.5)	(8.5)	(0.2)
Interest, net	(0.7)	(0.1)	(0.4)	(0.3)

Loss before benefit (provision) for income taxes and minority interest	(18.8)	(3.6)	(8.9)	(0.5)
Benefit (provision) for income taxes	(25.8)	1.4	(7.4)	0.2
Minority interest in net profit of subsidiaries	(0.7)	(0.6)	(0.2)	(0.4)

Net loss	(45.3)%	(2.8)%	(16.5)%	(0.7)%

The following table sets forth, for the periods indicated, information derived from our condensed consolidated statements of operations expressed as a percentage of total restaurant sales:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of sales	29.3%	28.4%	28.8%	28.6%
Labor	37.7	36.8	36.9	36.2
Restaurant operating expenses	18.7	17.7	17.4	16.2
Occupancy	8.7	7.3	8.1	7.5

The following tables set forth certain financial information and other restaurant data relating to our Company owned, managed and licensed restaurants, by concept:

	Third Quarter Openings (Closings)		Year To Date Openings (Closings)		Total Open at End of Third Quarter
	2008	2007	2008	2007	2008	2007
Daily Grill Restaurants:
Company owned	—	1	1	1	15	13
Managed	1	—	1	2	8	8
Licensed	—	—	—	(1)	1	1
Grill on the Alley Restaurants:
Company owned	1	—	1	—	6	5
In Short Order – Daily Grill:
Company owned	—	—	1	—	1	—

Total	2	1	4	2	31	27

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Weighted-average weekly sales per Company owned restaurant:
Daily Grill	$52,737	$61,382	$59,006	$66,593
Grill on the Alley	94,384	98,556	94,756	98,114

Change in comparable restaurant sales:(1)
Daily Grill	(10.7)%	5.1%	(7.7)%	6.8%
Grill on the Alley	(4.5)%	15.7%	(3.4)%	15.9%
Total Company owned	(8.0)%	9.1%	(6.0)%	10.2%

Total consolidated sales (in thousands):
Daily Grill	$10,282	$9,514	$33,457	$30,766
Grill on the Alley	6,229	6,406	18,477	19,132
In Short Order – Daily Grill	164	—	365	—

Total consolidated sales	$16,675	$15,920	$52,299	$49,898

(1)	When computing comparable restaurant sales, comparable restaurants are defined as those restaurants which have been open for at least 18 consecutive months without closure for seven or more consecutive days.

We also earn revenues from management and license fees based on a percentage of sales and, in some cases, profit incentives from restaurants under management and licensing arrangements. Our revenue from management and license fees typically is earned at a rate of five to eight percent of reported sales at these restaurants. The sales of managed and licensed restaurants are not included in our sales revenues in the condensed consolidated statements of operations. However, we consider the disclosure of these sales to be a key indicator of brand strength and important to understanding how changes in sales at the managed and licensed restaurants impact our revenues.

Sales at non-Company owned Grill Concepts-branded restaurants, categorized as, managed and licensed restaurants were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Managed	$7,800	$5,698	$22,891	$19,668
Licensed	1,500	1,773	4,637	5,120

	$9,300	$7,471	$27,528	$24,788

Management and license fees	$846	$656	$2,228	$1,716

Percent of sales	9.1%	8.8%	8.1%	6.9%

As noted, the Company received notice of termination of the management agreement relating to the Memphis Daily Grill. The termination fee payable on termination of the management agreement, in the amount of $200,000, was recorded in management and license fees during the quarter ended June 29, 2008. Subsequent management and license fees, from and after the date of termination of management of the Memphis Daily Grill, September 30, 2008, will not include the termination fee or management fees relating to the Memphis Daily Grill.

Material Changes in Results of Operations for the Three and Nine Months Ended September 28, 2008 as compared to the Three and Nine Months Ended September 30, 2007

Revenues

Total revenues increased 14.5% to $24.4 million for the third quarter 2008 from $21.3 million in the third quarter 2007 and increased 12.4% to $74.0 million for the nine months ended September 28, 2008 from $65.8 million for the nine months ended September 30, 2007. For the quarter, total revenues consisted of sales revenues of $16.7 million, up 4.7% from $15.9 million in 2007, management and license fees of $0.8 million, up 28.9% from $0.7 million in 2007, and reimbursed managed outlet expenses of $6.9 million, up 45.1% from $4.7 million in 2007. For the nine month year-to-date period, total revenues consisted of sales revenues of $52.3 million, up 4.8% from $49.9 million in 2007, management and license fees of $2.2 million, up 29.9% from $1.7 million in 2007, and reimbursed managed outlet expenses of $19.5 million, up 37.0% from $14.2 million in 2007. Total comparable sales decreased by 8.0% for the third quarter of 2008 from a 9.1% increase in the prior comparable period. Total comparable sales for the nine month period decreased 6.0% compared to an increase of 10.2% in 2007. Excluding the Company’s three locations in Orange County and adjacent in California, which have been heavily impacted by the mortgage crisis, comparable restaurant sales for the third quarter of 2008 would have been down by 7.3% and for the nine months by 4.6%.

Daily Grill Restaurants. Sales for Daily Grill restaurants increased by 8.1% from $9.5 million in the third quarter of 2007 to $10.3 million in the third quarter of 2008. The increase in sales revenues for the Daily Grill restaurants from the third quarter 2007 to the third quarter 2008 was primarily attributable to the opening of the Boston and Fresno Daily Grills subsequent to the third quarter of 2007 ($1.1 million), partially offset by lower sales at the other Daily Grills ($0.3 million). Weighted-average weekly sales at the Daily Grill restaurants decreased 14.1% from $61,382 in the third quarter of 2007 to $52,737 in the third quarter of 2008. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in the third quarter of 2008 reflect full period impact of price increases in November/December of 2007 and June/July 2008. We believe the decrease in comparable restaurant sales was principally attributable to the macro economic factors impacting the restaurant industry in general.

Sales for Daily Grill restaurants increased by 8.7% from $30.8 million during the nine months ended September 30, 2007 to $33.5 million during the nine months ended September 28, 2008. For the nine month year-to-date period, the increase in sales revenues for the Daily Grill restaurants from 2007 to 2008 was primarily attributable to the opening of the Boston and Fresno Daily Grills subsequent to the third quarter of 2007 ($3.0 million) and the opening of the Austin Daily Grill during the third quarter of 2007 ($1.3 million), partially offset by lower sales at the other Daily Grills ($1.6 million). Weighted-average weekly sales at the Daily Grill restaurants decreased 11.4% from $66,593 during the 2007 nine month period to $59,006 during the 2008 nine month period. Comparable restaurant sales and weighted-average weekly sales at the Daily Grill restaurants in 2008 reflect full period impact of price increases in November/December of 2007 and June/July 2008. We believe the decrease in comparable restaurant sales was principally attributable to the macro economic factors impacting the restaurant industry in general.

Grill on the Alley Restaurants. Sales for Grill on the Alley (“Grill”) restaurants decreased by 2.8% from $6.4 million in the third quarter of 2007 to $6.2 million in third quarter of 2008. The decrease in sales revenues for the Grill restaurants from 2007 to 2008 was attributable to a decrease in comparable restaurant sales of 4.5% ($0.3 million) partially offset by sales at the Westlake Grill on the Alley which opened in late September 2008 ($0.1 million). Weighted-average weekly sales at the Grill restaurants decreased 4.2% from $98,556 in the third quarter of 2007 to $94,384 in the third quarter of 2008.

Sales for Grill restaurants decreased by 3.4% from $19.1 million for the nine month year-to-date period ended September 30, 2007 to $18.5 million during the nine month year-to-date period ending September 28, 2008. The decrease in sales revenues for the Grill restaurants from 2007 to 2008 was attributable to a decrease in comparable restaurant sales of 3.4% ($0.6 million) partially offset by sales at the Westlake Grill on the Alley which opened during September 2008 ($0.1 million). Weighted-average weekly sales at the Grill restaurants decreased 3.4% from $98,114 for the nine months ended September 30 2007 to $94,756 during the nine months ended September 28, 2008. We believe the decrease in comparable restaurant sales for the 2008 quarter and nine month periods was principally attributable to macro economic factors impacting the restaurant industry in general.

Management and License Fees. Management and license fees was attributable to hotel restaurant management services which accounted for $799,000 of management fees during the third quarter of 2008 as compared to $610,000 during the third quarter of 2007 and licensing fees of $47,000 during the third quarter of 2008 compared to $46,000 during the third quarter of 2007. The increase in management fees during the third quarter of 2008 was primarily attributable to the increased sales at the Seattle Daily Grill ($171,000) and the opening of the Tulsa Daily Grill during the third quarter of 2008 ($20,000), partially offset by lower fees at other managed locations due to reduced sales levels ($3,000). The increase in license fees revenue was attributable to slightly higher sales volumes at the LAX licensed restaurant.

For the nine month year-to-date period, management and license fees attributable to hotel restaurant management services were $2,088,000 in 2008 compared to $1,513,000 in 2007 and licensing fees of $140,000 in 2008 compared to $203,000 in 2007. The increase in management and license fees during the 2008 nine month period was primarily attributable to the termination fee recorded as a result of the Memphis hotel owner’s notice of termination of the Memphis Daily Grill delivered to the Company in June 2008 ($200,000), the opening of the Seattle Daily Grill in June 2007 ($344,000), the opening of the Tulsa Daily Grill during the third quarter of 2008 ($20,000), and slightly higher fees at other managed locations due to higher sales levels ($11,000).

Cost Reimbursements. Cost reimbursements represent amounts incurred by the Company on behalf of managed outlets for which the Company receives reimbursements from the owners of the managed restaurants. The increase in revenues attributable to cost reimbursements in the three and nine months ended September 28, 2008 compared to three and nine months ended September 30, 2007 was attributable to the opening of the Tulsa Daily Grill and the Seattle Daily Grill.

Operating Expenses

Total operating expenses, including cost of sales, labor, restaurant operating expenses, occupancy, reimbursed costs, general and administrative expenses, depreciation and amortization and preopening costs, restructuring costs and litigation claim settlement increased 30.1% to $28.8 million in the third quarter of 2008 from $22.1 million in the third quarter of 2007. For the nine months ended September 28, 2008, total operating expenses increased 21.7% to $80.3 million from $66.0 million for the nine months ended September 30, 2007.

Cost of Sales. While sales revenues increased by 4.7% ($0.8 million) in the third quarter of 2008 as compared to the third quarter of 2007 and 4.8% ($2.4 million) for the nine months ended September 28, 2008 as compared to the nine months ended September 30, 2007, total cost of sales increased by 8.2% ($0.4 million) during the third quarter of 2008 compared to the third quarter of 2007 and 5.5%, ($0.8 million) for the nine month period in 2008 compared to the nine month period in 2007. The dollar increase in cost of sales for both the three month and nine month periods is primarily due to the increase in sales with a minimal amount due to increased purchase prices for certain products. Cost of sales as a percentage of restaurant sales was 29.3% for the third quarter of 2008 and 28.4% for the same period in 2007. Cost of sales as a percentage of restaurant sales was 28.8% for the nine months ended September 28, 2008 and 28.6% for the nine months ended September 30, 2007.

Labor. Labor costs increased 7.5% to $6.3 million for the three months ended September 28, 2008 from $5.9 million in the three months ended September 30, 2007. Labor costs increased 7.1% to $19.3 million for the nine months ended September 28. 2008 compared to $18.0 million during the nine months ended September 30, 2007. The dollar increase in restaurant labor costs for the quarter and nine month period was primarily attributable to the opening of the Fresno and Boston Daily Grills and the In Short Order - Daily Grill in Seattle, WA subsequent to the third quarter of 2007. Labor costs as a percentage of restaurant sales was 37.7% for the third quarter of 2008 and 36.8% for the same period in 2007. Labor costs as a percentage of restaurant sales was 36.9% for the nine months ended September 28, 2008 and 36.2% for the nine months ended September 30, 2007.

Restaurant Operating. Restaurant operating expenses increased by $0.3 million, or 11.1%, for the third quarter of 2008 and $1.0 million, or 12.6%, for the nine months ended September 28, 2008 compared to the same period in 2007. The dollar increase in restaurant operating expenses for the quarter was primarily attributable to the opening of the Fresno and Boston Daily Grills and In Short Order - Daily Grill in Seattle, WA subsequent to the third quarter of 2007. The dollar increase in restaurant operating expenses for the nine months ended September 28, 2008 was primarily attributable to the opening of the Austin, Fresno and Boston Daily Grills, as well as the opening of In Short Order - Daily Grill in Seattle, WA. Restaurant operating costs as a percentage of restaurant sales was 18.7% for the third quarter of 2008 and 17.7% for the same period in 2007. Restaurant operating costs as a percentage of restaurant sales was 17.4% for the nine months ended September 28, 2008 and 16.2% for the nine months ended September 30, 2007.

Occupancy. Occupancy costs for the three months ended September 28, 2008 increased 25.5% from $1.2 million to $1.5 million for the three months ended September 30, 2007. For the nine months ended September 28, 2008 the increase was 15.3% from $3.7 million in 2007 compared to $4.2 million in 2008. The increase in occupancy costs related to the opening of the Austin, Fresno and Boston Daily Grills, as well as the opening of In Short Order - Daily Grill in Seattle, WA. Occupancy costs as a percentage of restaurant sales were 8.7% for the third quarter of 2008 and 7.3% for the same period in 2007. Occupancy costs as a percentage of restaurant sales were 8.1% for the nine months ended September 28, 2008 and 7.5% for the nine months ended September 30, 2007.

Reimbursed Costs. Reimbursed costs increased 45.1% from $4.7 million to $6.9 million for the third quarter of 2008 compared to the third quarter of 2007. Reimbursed costs increased 37.0% from $14.2 million to $19.5 million for the nine months ended September 28, 2008 compared to the same period in 2007. These expenses represent the operating costs for which we are the primary obligor of the restaurants and the Company does not consolidate. The increase for both the three and nine months ended September 28, 2008 is primarily due to the opening of the Seattle Daily Grill and the Memphis Daily Grill during 2007 and the Tulsa Daily Grill in the third quarter of 2008.

General and Administrative. General and administrative expenses increased 30.3% for the third quarter of 2008 compared to the third quarter of 2007 and increased 17.0% for the nine months ended September 28, 2008 compared to the nine months ended September 30, 2007. As a percentage of total revenues, general and administrative expense totaled 9.6% for the third quarter and 8.2% for the nine month period of 2008, compared to 8.5% for the third quarter and 7.9% for the nine month period of 2007. The increase in total general and administrative expenses of $0.5 million for the third quarter of 2008 compared to the third quarter of 2007 was primarily attributable to salary increases and new positions occurring subsequent to the third quarter of 2007 ($0.2 million), increased rent from moving corporate offices to larger space in April 2008 ($0.1 million), reduction of a corporate bonus accrual in the third quarter of 2007 ($0.1 million) and recording of employer 401k contribution match in the third quarter of 2008 ($0.1 million).

Depreciation and Amortization. Depreciation and amortization expense increased 65.4% for the third quarter of 2008 and 60.0% for the nine months ended September 28, 2008 compared to the same periods in 2007. As a percentage of restaurant sales, depreciation and amortization expense was 6.1% and 3.9% for the third quarter of 2008 and 2007, respectively. As a percentage of restaurant sales, depreciation and amortization expense was 5.2% and 3.4% for the nine months ended September 28, 2008 and September 30, 2007, respectively. The increase in depreciation expense in the third quarter of $0.4 million is primarily attributable to the opening of the Boston Daily Grill and In Short Order - Daily Grill in 2008 ($0.1 million); Fresno Daily Grill and Austin Daily Grill, which opened in 2007 ($0.2 million) and remodeled Daily Grills in Brentwood and Studio City, CA ($0.1 million). The increase in depreciation expense for the nine months ended September 28, 2008 of $1.0 million is primarily attributable to the opening of the Boston Daily Grill and In Short Order - Daily Grill in 2008 ($0.2 million); Fresno Daily Grill and Austin Daily Grill, which opened in 2007 ($0.5 million); remodeled Daily Grills in Brentwood and Studio City, CA and improvements at the new corporate offices ($0.3 million).

Preopening Costs. Preopening costs totaled $0.9 million in the third quarter of 2008 and $1.6 million in the nine months ended September 28, 2008 compared to $0.6 million in the third quarter of 2007 and $0.8 million in the nine months ended September 30, 2007. Preopening costs in the third quarter of 2008 are primarily attributable to costs associated with the opening of the Boston Daily Grill and the Westlake Grill on the Alley ($0.5 million) and the future openings of the Grill on the Alley in Aventura, FL.($0.3 million). Preopening costs in the nine months ended September 28, 2008 are primarily attributable to costs associated with the openings of the Boston Daily Grill, the Westlake Grill on the Alley and the quick-casual concept In Short Order - Daily Grill in Seattle, WA ($1.1 million) and the future opening of a Grill on the Alley in Aventura, FL. ($0.5 million).

Restructuring Costs. During the third quarter of 2008, the Board of Directors of the Company made a determination to place on hold its planned restaurant openings for 2009. As part of this determination, capitalizable costs previously incurred related to these restaurants were written off during the third quarter of 2008. The expense associated with these costs was $821,000. Additionally, as part of the Company’s decision to postpone restaurant openings, the Company continues to negotiate modifications of the lease agreements and costs of termination, if necessary. The Company expects to incur additional landlord costs as part of the modification or termination of the lease agreements associated with the restaurants no longer expected to open in 2009. The total estimated additional landlord cost of $876,000 has been expensed in the third quarter of 2008.

Litigation Claim Settlement. Litigation claim settlement expense totaled $0.3 million during the 2008 third quarter and $1.0 million for the nine month period. The current quarter settlement expense was attributable to legal and economist costs related to the meal and rest breaks litigation.

Interest, net

Total net interest expense increased $166,000 to $173,000, during the third quarter of 2008 compared to the third quarter of 2007. The increase in interest expense for the three month period was primarily attributable to borrowings on the Company’s credit facility with Diamond Creek. For the nine months ended September 28, 2008, total net interest increased $129,000, or 67.0% from $192,000 in the nine months ended September 30, 2007. The increase in interest expense for the nine month period was primarily attributable to larger borrowings on the Company’s credit facility with Diamond Creek than in the same period of the prior year.

Income Taxes

During the three months ended September 28, 2008, we reported a tax provision of $6.3 million. During the three months ended September 30, 2007, we reported a tax benefit of $0.3 million. The tax provision for the nine months ended September 28, 2008 was $5.5 million compared to a tax benefit of $0.1 million for the nine months ended September 30, 2007.

In accordance with FIN No.48, the Company reviews its deferred tax assets based on a criteria of whether it is more likely than not that the benefit will be realizable. The realization of deferred tax assets is principally dependent upon the achievement of future taxable income, the estimation of which requires significant management judgment. The Company’s judgments regarding future profitability may change due to many factors, including future market conditions and the Company’s ability to successfully execute its business plans and/or tax planning strategies. These changes, if any, may require material adjustments to these deferred tax asset balances. Due primarily to the fact that the Company has incurred losses in recent quarters and uncertainties surrounding the realization of the Company’s cumulative net operating losses and other factors, the Company believes it is more likely than not that the deferred tax assets will not be fully realizable and has, accordingly, recorded a full valuation allowance of $7.9 million against its net deferred tax assets at September 28, 2008. We will continue to review the valuation allowance each quarter to see if any further adjustments are necessary.

Our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. We are currently open to audit under the federal statute of limitations by the Internal Revenue Service for the years ended December 28, 2004 and thereafter. The Company and its subsidiaries’ state income tax returns are also open to audit under the California statute of limitations for the years ended December 29, 2003 and thereafter.

The increase in the tax provision for both the three and nine months ended September 28, 2008 was primarily attributable to the recording of a $7.9 million valuation allowance related the Company’s deferred tax assets.

The difference between the federal statutory rate of 34% and the effective tax rate of approximately 83% is due to the impact of the valuation allowance recorded during the current quarter, state income taxes, income allocations to the minority interest and general business credits.

Minority Interest

We reported a minority interest in the profit of consolidated subsidiaries of $169,000 during the 2008 third quarter as compared to $137,000 during the same quarter of 2007. During the nine months ended September 28, 2008, we reported a minority interest in the profit of consolidated subsidiaries of $122,000 as compared to a minority interest loss of $239,000 for the nine months ended September 30, 2007. The increase in minority interest for the quarter was attributable to the purchase of the Downtown Daily Grill partnership during the third quarter of 2007 and net profits recorded by the remaining partnerships. The decrease in minority interest for the nine months ended September 28, 2008, compared to the nine month period ended September 30, 2007 was attributable to lower net profits recorded by the partnerships.

Liquidity and Capital Resources

Cash Position and Short-Term Liquidity

At September 28, 2008 we had negative working capital of $3.9 million and a cash balance of $2.8 million compared to negative working capital of $1.0 million and a cash balance of $4.9 million at December 30, 2007.

The decrease in our cash position reflects the following cash flows:

	Nine Months Ended
(in thousands)	September 28, 2008	September 30, 2007
Net cash used in operating activities	$(1,052)	$(2,468)
Net cash used in investing activities	(10,714)	(5,023)
Net cash provide by financing activities	9,701	11,734

Net decrease in cash	$(2,065)	$4,243

Included in cash flows from operating activities were tenant improvement allowances of $1.7 million and $0.7 million in 2008 and 2007, respectively.

Included in cash flows from investing activities were capital expenditures of $11.0 million primarily related to the construction of the Boston Daily Grill ($1.7 million); the Westlake Grill on the Alley ($2.9 million); the Grill on the Alley in Aventura, FL. ($3.2 million); costs for our new corporate offices relating to tenant improvements ($0.2 million), which was paid for by the landlord, as well as other furniture and equipment purchases, including the build out of an on-site test kitchen ($0.3 million); construction of the In Short Order – Daily Grill in Seattle, WA ($0.3 million); a remodel at the Chicago Grill on the Alley ($0.4 million); a remodel at the Washington D.C. Daily Grill ($0.2 million) capital asset replacements in existing restaurants ($1.0 million); and capitalized costs associated with planned restaurant openings that the Company has determined to place on hold for 2009 ($0.8 million).

Cash flows from financing activities during the three months ended September 28, 2008 include $5.0 million in proceeds from the issuance of Series C Preferred Shares and Warrants.

The $2.9 million decrease in working capital was primarily attributable to construction of the Westlake Grill on the Alley and the Aventura Grill on the Alley in Aventura, FL.

The Company incurred a loss from operations on a consolidated basis for the nine months ended September 28, 2008 of $6.3 million and $1.4 million for the full fiscal year ended December 2007, in addition to having negative working capital at the end of each quarter of fiscal year 2008. To date, the Company has financed its cash flow needs primarily through operations, cash on hand, the sale of the Company’s common and preferred stock and borrowings on its credit facility with Diamond Creek. As of September 28, 2008, the Company had cash and cash equivalents on hand of $2.8 million, and negative working capital of $3.9 million. During September 2008, the Company obtained additional cash of $5.0 million from the sale of the Company’s Series C Preferred Shares that was used primarily to pay for restaurants under construction and to partially pay-down the credit facility with Diamond Creek. In order to meet projected operating and capital expenditure requirements through 2009, the Company will need to arrange for additional financing, or capital infusions, in the approximate amount of $3 to $5 million.

Financing Facilities

At September 28, 2008, our principal financing facility was the Diamond Creek revolving credit facility with maximum borrowing capacity of $12.0 million. This revolving credit facility matures on March 9, 2011. At September 28, 2008, the applicable interest rate on the line of credit was 9.25%. We also enter into periodic financing transactions in the nature of equipment leases and landlord loans and advances.

In March 2008, we entered into a new equipment lease financing facility under which we have an available line of credit of $1.4 million for new kitchen construction financing.

At September 28, 2008, we had $5.2 million of outstanding borrowings under our revolving credit facility, $1.2 million owing under our new equipment lease financing facility, $0.2 million owing under previously existing equipment lease financing transactions and a loan from a landlord of $0.1 million.

Subsequent to September 28, 2008, we paid down $0.4 million on the outstanding balance of our revolving credit facility with Diamond Creek.

Subsequent to September 28, 2008, we also entered into an amendment to our credit facility with Diamond Creek. Under the amendment, our effective interest has increased, certain mandatory prepayment provisions were added, borrowing capacity under the facility was reduced to $8.0 million and the lender are not obligated to advance additional amounts under the facility for a period of one year.

Issuance of Mandatorily Redeemable Convertible Preferred Stock and Warrants

In September 2008, we issued 5,000 shares of newly authorized Series C Convertible Preferred Stock (“Series C Preferred Shares”) and warrants (the “Warrants”) to purchase 600,000 shares of common stock for an aggregate purchase price of $5.0 million. The aggregate funds received were allocated $4.3 million to Series C Preferred Shares and $0.7 million to the Warrants. In accordance with Emerging Issues Task Force (“EITF”) No. 00-27, “Application of Issues 98-5 to Certain Convertible Instruments”, the values assigned to both the Series C Preferred Shares and the Warrants were allocated based on their relative fair values. The relative fair value of the Warrants was determined using the Black-Scholes option-pricing model, was recorded as additional paid in capital in the condensed consolidated balance sheets and reduced the carrying value of the Series C Preferred Shares. The value of the Warrants is being accreted to interest expense over the life of the Warrants.

The Series C Preferred Shares pay dividends at 7.5% per annum (an effective rate of 9.4%), payable quarterly in cash or in common stock, are convertible into common stock at an effective conversion price of $4.00 per share and are redeemable, at the election of the holder, at face value on August 31, 2013 and are subject to mandatory redemption at face value on August 31, 2015.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”), the Series C Preferred Shares have been recorded as a long-term liability on our condensed consolidated balance sheets.

Equity Transactions

During the nine months ended September 28, 2008, the Company issued 4,200 shares of common stock pursuant to the exercise of stock options for the aggregate consideration of $9,000.

During the nine months ended September 28, 2008, the Company issued 10,000 shares of common stock to the landlord of our Fresno Daily Grill restaurant as part of finalizing a settlement related to tenant improvement costs.

Warrants

The Warrants issued in connection with the sale of Series C Preferred Shares are exercisable to purchase 600,000 shares of common stock at $4.00 until September 2, 2015.

Pursuant to the terms of warrants issued during 2007 (the “2007 Warrants”) representing the right to purchase an aggregate of 735,000 shares of common stock, as a result of the sale of the Series C Preferred Shares, in September 2008, the exercise price of the 2007 Warrants was automatically reduced from $8.05 per share to the floor price of $7.00 per share.

Operating Leases and Contractual Obligations

At September 28, 2008, we were obligated under twenty-five leases covering the premises in which our Daily Grill, Grill on the Alley and In Short Order-Daily Grill restaurants are located as well as a lease on our corporate offices. Such restaurant leases and the corporate offices lease contain minimum rent provisions which provide for the payment of minimum aggregate rental payments of approximately $50.6 million over the life of those leases, with minimum rental payments of $2.6 million in the remainder of 2008, $12.2 million between 2009 and 2010, $10.6 million between 2010 and 2011, and $25.2 million thereafter.

The totals noted above include approximately $8.5 million in lease commitment costs associated with locations that the Company has planned to delay or indefinitely defer opening new restaurants in. As noted, the Company anticipates that the three leases will be terminated and we will incur an estimated cost of one year’s rent and common area costs. Amounts related to the noted periods are; $0.1 million in the remainder of 2008, $1.6 million between 2009 and 2010, $1.6 million between 2010 and 2011, and $5.2 million thereafter.

The following table details our contractual obligations as of September 28, 2008:

	Payments due by period
(in thousands)	Total	2008 (2)	2009 - 2010	2011 - 2012	Thereafter
Long-term debt(1)	$5,363	$2	$22	$5,193	$146
Capital lease obligations	1,539	63	1,435	41	—
Operating lease commitments(3)	49,465	1,329	12,131	10,606	25,399
Other obligations(4)	50	—	50	—	—

Total	$56,417	$1,394	$13,638	$15,840	$25,545

(1)	Excludes other long-term liabilities of $11.8 million at September 28, 2008, consisting of tenant improvement allowances and deferred rents, each of which is amortized over the life of the respective leases.
(2)	Represents remaining payments due in 2008 as of September 28, 2008.
(3)	Includes $8.5 million in payments related to leases in Dallas, TX; Annapolis, MD and Phoenix, AZ for locations that we are intending to terminate the leases as part of the Company’s restructuring effort. The Company anticipates that the three leases will be terminated and will we will incur an estimated cost of one year’s rent and common area costs. We have recorded an expense of $876,000 for the third quarter of 20008 in the condensed consolidated statements of operations.
(4)	Represents remaining debt extinguishment penalty payable as a result of the retirement of the collateralized subordinated note payable and redeemable capital obligations owed to the Michigan Avenue Group.

Capital Expenditures

During the nine months ended September 28, 2008, our capital expenditures totaled $10.8 million. Capital expenditures during the period related primarily to the construction of a Grill on the Alley in Aventura, FL ($3.7 million); the Westlake Grill on the Alley ($3.4 million); the Boston Daily Grill ($2.1 million); costs for our new corporate offices relating to tenant improvements ($0.2 million), which was paid for by the landlord, as well as other furniture and equipment purchases, including the build out of an on-site test kitchen ($0.3 million); construction of the In Short Order – Daily Grill in Seattle, WA ($0.4 million); and capital asset replacements in existing restaurants ($0.7 million).

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

During the nine months ended September 28, 2008, the following distributions from, contributions to, changes in unreturned capital from and changes in accrued but unpaid preferred returns of the various LLC’s (“the LLC’s”) in which we hold less than 100% ownership interest and the Universal CityWalk Daily Grill partnership occurred:

San Jose Grill: Distributions of profits from the San Jose Grill during the nine months ended September 28, 2008 totaled $86,000 to us and $86,000 to the other members.

Universal CityWalk Daily Grill: Additional capital contributions to the Universal CityWalk Daily Grill during the nine months ended September 28, 2008 totaled $285,000 from us and $285,000 from the other partner. At September 28, 2008, our unreturned capital contributions balance totaled $946,000 and the other partner’s unreturned capital contributions totaled $2,016,000.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new standards governing the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability; that increases and decreases in the parent’s ownership interest, that leave control intact, be treated as equity transactions, rather than as step acquisitions or dilution gains or losses; and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also requires changes to certain presentation and disclosure requirements. SFAS No. 160 is effective beginning December 29, 2008. The provisions of the standard are to be applied to all NCIs prospectively, except for the presentation and disclosure requirements, which are to be applied retrospectively to all periods presented. After adoption, noncontrolling interests will be classified as stockholders’ equity, a change from its current classification between liabilities and stockholders’ equity. The Company is currently evaluating the future impacts and disclosures of this standard.

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

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of December 29, 2008 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its condensed consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk from changes in interest rates on funded debt. This exposure relates to our revolving credit facility. Borrowings outstanding under the credit facility at September 28, 2008 totaled $5.2 million. Borrowings under the credit facility bear interest at the variable rates based on the lender’s prime or LIBOR rate, plus a margin. A hypothetical 1% interest rate change would not have a material impact on our results of operations.

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

An evaluation as of the end of the period covered by this report was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective in providing reasonable assurance that the information required to be disclosed by us in our periodic reports filed with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and SEC reports.

Changes in Internal Control Over Financial Reporting

During the quarter ended September 28, 2008, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A.	Risk Factors

A description of the risk factors associated with our business is contained in Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. An additional risk factor is added at the end of the list of risk factors under Item 1A to read in its entirety as stated below. These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission.

The recent disruptions in the overall economy and the financial markets may adversely impact our business and results of operations.

The restaurant industry can be affected by macro economic factors, including changes in national, regional, and local economic conditions, employment levels and consumer spending patterns. The recent disruptions in the overall economy and financial markets could reduce consumer confidence in the economy and negatively affect consumers’ dining out occasions, which could be harmful to our financial position and results of operations, adversely affect our ability to comply with our covenants under our credit facility and may result in a deceleration of the number and timing of restaurant openings. There can be no assurances that government responses to the disruptions in the financial markets will restore consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

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

GRILL CONCEPTS, INC.

Signature	Title	Date

/s/ Philip Gay	President and Chief Executive Officer (Principal	November 12, 2008
Philip Gay	Executive Officer)

/s/ Wayne Lipschitz	Vice President and Chief Financial Officer	November 12, 2008
Wayne Lipschitz	(Principal Financial and Accounting Officer)